Form 10-K
period 2001-12-31
INVESTOOLS INC
filed 2002-04-16
CIK 1145124

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

(Mark One)
   /X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                       OR

   / /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-31226

                                 INVESTOOLS INC.
             (Exact name of Registrant as specified in its charter)

                    DELAWARE                               76-0685039
          (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)              Identification No.)

        5959 CORPORATE DRIVE, SUITE 2000                     77036
                 HOUSTON, TEXAS                            (Zip Code)
    (Address of principal executive offices)

               Registrant's telephone number, including area code:
                                 (281) 588-9700

SECURITIES REGISTERED PURSUANT TO
  SECTION 12(b) OF THE ACT:                                 NONE
SECURITIES REGISTERED PURSUANT TO
  SECTION 12(g) OF THE ACT:               COMMON STOCK, $.01 PAR VALUE PER SHARE
      (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes   X                       No
             -------                      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on April 1, 2002, based upon the average bid and ask price of the common stock on the OTC Bulletin Board of the NASD for such date, was approximately $9.0 million. The number of shares of the Registrant's common stock converted and outstanding on April 1, 2002 was 40,714,540.

                                 INVESTOOLS INC.
                             FORM 10-K REPORT INDEX

PART I......................................................................................................1

   ITEM 1.    BUSINESS......................................................................................1
   ITEM 2.    PROPERTIES....................................................................................3
   ITEM 3.    LEGAL PROCEEDINGS.............................................................................3
   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS...............................................4

PART II.....................................................................................................6

   ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........................6
   ITEM 6.    SELECTED FINANCIAL DATA.......................................................................7
   ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........7
   ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................11
   ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................11
   ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.........12

PART III...................................................................................................12

   ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................................12
   ITEM 11.   EXECUTIVE COMPENSATION.......................................................................14
   ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...............................15
   ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................16

PART IV....................................................................................................17

   ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 10-K......................................17

                                     PART I

ITEM 1.  BUSINESS

         CORPORATE BACKGROUND

         INVESTools Inc. (the "Company") was incorporated in Delaware on May 21, 2001, but did not begin business operations until December 6, 2001, when the merger transaction (the "Merger") pursuant to the Second Amended and Restated Agreement and Plan of Merger (the "Merger Agreement"), dated September 25, 2001, between the Company, ZiaSun Technologies, Inc., a Nevada corporation ("ZiaSun"), and Telescan, Inc. a Delaware corporation ("Telescan"), was consummated. The stockholders of ZiaSun and Telescan approved the Merger Agreement on December 6, 2001.

         As a result of the Merger, ZiaSun and Telescan each became wholly owned subsidiaries of the Company. The stock-for-stock merger transaction resulted in (i) each share of ZiaSun common stock being converted into the right to receive one share of the Company's common stock, (ii) each share of Telescan common stock being converted into the right to receive 0.55531 of a share of the Company's common stock and (iii) each share of Telescan preferred stock being converted into one share of the Company's preferred stock. No fractional shares of the Company's common stock were issued and cash, without interest, was paid in lieu of fractional shares. Following the close of the Merger, former ZiaSun shareholders owned approximately 75% of the Company's common stock and former Telescan shareholders owned approximately 25%. The Merger was accounted for under the purchase method of accounting.

         ZiaSun's wholly owned subsidiaries include: Online Investors Advantage, Inc. ("OIA"), Seminar Marketing Group, Inc. ("SMG") and Memory Improvement Systems, Inc. ("MIS"), which is a wholly owned subsidiary of OIA. Additionally, ZiaSun owns a 75% equity position in INVESTools Asia Pacific Pte., Ltd. ("OIA Asia"). OIA Asia owns 100% of INVESTools Hong Kong. SMG and MIS are dormant companies with no operations while INVESTools Hong Kong is a start up company with minimal operations.

         Telescan owns 100% of INVESTools, Inc., a California corporation and provider of investment advisory newsletters on the Internet.

         DESCRIPTION OF BUSINESS

         The Company is a provider of investor education worldwide. The Company offers classroom workshops domestically and abroad and has conducted workshops in more than 80 U.S. and 47 international cities. The Company's investor education products are also available on videotape and on the Web. More than 450,000 investors have benefited from the Company's free investor seminars and more than 50,000 students have graduated from the Company's intensive workshops and home study programs.

                  INVESTOR EDUCATION

                           SEMINARS

                           The Company offers free ninety-minute seminars in which attendees are introduced to information, tools, and investment strategies.

                           WORKSHOPS

                           The Company offers one-day and two-day in depth classroom workshops covering topics ranging from basic investing principles to advanced strategies, such as options investing and cash flow analysis. Classes provide attendees with in-depth, hands-on experiences and range from eight hours to a full 16 hours of instruction. The prices for the workshops range from $995 to $3,995. The Company also offers investor education workshops under the INVESTools and BusinessWeek Investor Workshops brands.

                           HOME STUDY PROGRAMS

                           The Company's home-study programs cover the same materials offered in the in-person workshops and are made available to those who are unable to attend the workshop. The home study programs range in price from $495 to $1,995.

                           INVESTOR TOOLBOX

                           This Web site, InvestorToolbox.com, gives attendees of the Company's two-day workshop access to the investment research tools needed to execute the strategies taught in the workshop. The site has proprietary features that cannot be found on any other investment Web site, including more than 50 pre-built stock searches, comparative reports, market indicators, market commentary and strategies and portfolio tracking features. Workshop attendees receive a subscription to the site for a period of six months as part of the workshop registration fee. Following the initial six-month subscription, workshop attendees can renew their subscription to the site for a fee.

                  PUBLISHING AND BUSINESS SERVICES

                  The Company also provides some of its services to individuals through subscriptions and to businesses under licensing agreements. These operations were conducted by Telescan prior to the Merger, were accounted for as a purchase, and therefore are included in 2001 results from December 7 to December 31, 2001 and as such impacted the consolidated results only minimally.

                                    INVESTOOLS NEWSLETTERS,
                                    INDIVIDUALINVESTOR.COM @ WALLSTREETCITY AND
                                    TIP

                                    The Company's newsletters offer investors access to financial information, including investment advisory newsletters, investment search tools, technical analysis indicators and financial data, through two financial Web publications - INVESTools Newsletters and IndividualInvestor.com @ WallStreetCity -- and its Telescan Investors Platform(R)
                                    (TIP) software product.

                                    INVESTOOLS BUSINESS SERVICES

                                    The Company leverages its technology
                                    platform and expertise by offering it as a service to third parties. Business services include customized direct marketing and Web site hosting.

                  BUSINESS STRATEGY

                  The Company's objective is to expand its position as a provider of investment education worldwide. Management intends to grow the Company and strengthen its financial condition by diversifying revenue streams, growing market share and offering more products to existing customers.

                  In order to accomplish these objectives in 2002, management will (i) continue to pursue branded partnerships, (ii) develop new products and enhanced delivery platforms and (iii) continue international expansion.

                           BRANDED PARTNERSHIPS

                           The Company signed a two-year exclusive agreement with BusinessWeek, a division of the McGraw-Hill Companies, on November 7, 2001 to deliver investment education under the "BusinessWeek Investor Workshops" brand. With more than five million readers, BusinessWeek is the largest business publication in the world. As a result of this partnership, the Company has had the opportunity to sell its products and services to a new demographic profile and increase the Company's brand recognition. An additional impact of the Company's relationship with BusinessWeek has been a reduction in marketing costs, an increase in market share and, since BusinessWeek workshops are offered in addition to the Company's products, a more diversified revenue stream. The Company will continue to explore new opportunities through branded partnerships in complementary media channels to expand the Company's market share.

                           NEW PRODUCTS AND ENHANCED DELIVERY PLATFORMS

                           In 2001, the Company launched a new version of the InvestorToolbox Web site. With more than 15,000 subscribers, the site offers new proprietary features such as "Turbo Searching," real-time quotes, options quote tables, enhanced search capabilities, best-in-class portfolio features and a new portfolio tracker. The Company intends to launch new education products throughout 2002. Some of the new products will take advantage of the unique demographic reach of the Company's branded partnership with BusinessWeek.

                           INTERNATIONAL EXPANSION

                           In 2001, the Company continued international expansion efforts by introducing its products in Argentina, Costa Rica, Egypt, Guam, Jordan, Malaysia, South Africa and Switzerland. To date, the Company has conducted seminars and workshops and sold home study programs in more than 47 international cities.

                           The Company plans to continue to develop its international presence and explore opportunities to establish local branded partnerships to increase the Company's local marketing reach and to help in the development of local language products.

         MARKETING STRATEGY

         Since the Company's revenue is largely derived through instructor-led educational programs, the Company engages in a multi-step direct marketing program that uses a combination of direct mail, the Internet, radio, television, newspaper, email advertising and joint marketing agreements to promote a free "Introduction to Online Investing" seminar. Attendees of the 90-minute free seminar are given an invitation to attend a more comprehensive workshop or purchase a parallel video-based home study program. Previous workshop attendees are offered subscription renewals, product upgrades, "refresher" courses and new products through a variety of direct marketing channels.

         COMPETITION

         In North America, the Company competes with many other providers of investment education. The Company believes that it competes favorably with respect to certain key competitive factors, including product quality and marketing capabilities.

         On an international level, the Company competes directly with local financial service providers, which may have several advantages, including (i) greater knowledge about the particular country or local market and (ii) access to significant financial or strategic resources in such local markets. The Company must continue to obtain knowledge about products of value to its customers, as well as increase the Company's branding and other marketing activities in order to remain competitive and strengthen the Company's market position. A large number of local investor education and financial services providers also offer or are expected to offer informational and community features that may be competitive with the services that the Company offers. In order to effectively compete, the Company may need to expend significant internal marketing resources or employ the services of regional marketing specialists to provide or enhance such capabilities.

         INTELLECTUAL PROPERTY

         The Company maintains a number of patents in the United States to protect its proprietary technology. Although management believes that the Company's patents provide adequate protection for the proprietary aspects of the Company's technology, management cannot assure that such patents:

         - will be of substantial protection or commercial benefit to the Company;
         - will afford the Company adequate protection from competing products; or
         -        will not be challenged or declared invalid.

         The Company attempts to protect its trade secrets and other proprietary information with product development partners, employees and consultants through nondisclosure agreements, contract provisions and copyright, patent, trademark and trade secret laws. With respect to technologies that the Company licenses to third parties for use in specific applications or platforms, the Company relies on licensing agreements to ensure additional protection related to the source code of the Company's products as a trade secret and as an unpublished copyright work. Management believes that the Company's products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties, and management is not aware of any current infringement claims against the Company.

         GOVERNMENTAL REGULATION

         With the exception of the general requirement that the Company and its subsidiaries be registered or qualified to do business in the United States and any foreign countries in which the Company operates, the products and services provided through the use of the Company's technology currently are not subject to the approval of any government regulatory body. However, certain foreign countries require that the Company register with their respective securities and investments commission or similar regulatory body prior to conducting investment-related seminars or workshops. The Company has registered with the Australian Securities and Investments Commission and has a compliance officer residing in Australia.

         The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). Any document the Company files with the SEC may be viewed or copied at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. Additional information regarding the public release room can be obtained by calling the SEC at 800-SEC-0330. The Company's SEC filings are also available to the public through the SEC's Web site located at www.sec.gov.

         HUMAN RESOURCES

         As of December 31, 2001, the Company employed 150 persons engaged in full-time administrative, finance, information systems, project management, technology development, business development and corporate sales activities. In addition, the Company utilized 23 persons on a contract basis engaged as administrative, educational and technical consultants. Key Company personnel are covered by employment and confidentiality agreements. No persons employed by the Company, either full-time or on a contract basis, are covered by a collective bargaining agreement and the Company has never experienced a work stoppage due to protesting or related activities. Management considers relations with the Company's personnel to be good.

ITEM 2.  PROPERTIES

         The Company's corporate headquarters are located in leased facilities in Houston, Texas, consisting of approximately 77,116 square feet. On April 5, 2002, the Company amended its office lease agreement for its facilities in Houston, Texas, effective as of May 1, 2002. The Company agreed to surrender the leased premises of 77,116 square feet and will instead lease 9,495 square feet. In addition, the original expiration date of January 31, 2007 was changed to April 30, 2004 and the Company has the option to cancel the lease after April 30, 2003 with 180 days prior written notice. The Company also occupies approximately 24,661 square feet of leased space located in Orem and Provo, Utah; New York, New York; and Menlo Park, California. At December 31, 2001, the monthly cost of leased space by location was: Texas, $94,788; Utah, $15,839; New York, $3,665; and California, $26,451.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time the Company is involved in certain legal actions arising from the ordinary course of business. It is the opinion of management that such litigation will be resolved without a material adverse effect on the Company's financial position or results of operations.

         AVNER HACOHEN V. TELESCAN, INC., NO. 00CIV.5937 - In August 2000, a lawsuit was filed against Telescan in the United States District Court for the Southern District of New York by a former employee, Avner Hacohen, alleging that Telescan failed to grant him certain stock options to which he was entitled. The plaintiff seeks monetary compensation for damages alleged to exceed $1.0 million, plus interest and attorney fees. Telescan responded to the complaint and the case is proceeding before the court. Although no assurances can be given, the Company believes that the ultimate resolution of the litigation will not have a material adverse impact on the Company's financial position or results of operations. The Company believes that (i) Mr. Hacohen's claim is without merit since he has no signed formal grant of stock options and (ii) nearly ten years have elapsed since the termination of his employment and the statute of limitations has expired on Mr. Hacohen's claim.

         ZIASUN TECHNOLOGIES, INC. V. CONTINENTAL CAPITAL & EQUITY CORPORATION - ZiaSun is a party plaintiff in the matter of ZiaSun Technologies, Inc.
         v. Continental Capital & Equity Corporation, Superior Court of California, County of San Diego, Case No. GIC-759797. ZiaSun seeks a refund of $130,000 of the $250,000 paid to Continental Capital, alleging breach of contract, intentional misrepresentation and negligent misrepresentation on the part of Continental Capital. This matter was settled in early 2002. The settlement calls for the defendants to pay settlement monies to the plaintiff. No consideration was paid by ZiaSun.

         SCOTT BOWEN V. ZIASUN TECHNOLOGIES, INC. - ZiaSun is a party defendant in the matter of Scott Bowen v. Bryant D. Cragun, et al. Superior Court of California, County of San Diego, Case No. 762921. The plaintiff alleges to have purchased shares of common stock of ZiaSun and various other companies (unaffiliated with ZiaSun) through Amber Securities Corporation, a registered broker dealer formerly known as World Trade Financial Corporation, and it sales associates, who were acting as agents of ZiaSun. The plaintiff alleges that Amber and its sales associates made misstatements regarding ZiaSun, upon which the plaintiff relied when purchasing ZiaSun shares. The plaintiff alleges to have invested approximately $365,625 in ZiaSun and various other companies (unaffiliated with ZiaSun); however, the plaintiff fails to specify the exact number of shares of ZiaSun common stock purchased and the amount paid. The amount of any investment made by the plaintiff in ZiaSun was not stated in the complaint, nor is such amount known to ZiaSun. The plaintiff is seeking the return of his investment plus a legal rate of interest, punitive damages, costs and attorney fees. A trial date has been set in August 2002. The Company denies the allegations and will proceed in defending itself.

         LEIF FREDSTED V. ZIASUN TECHNOLOGIES, INC. - ZiaSun is a party defendant in the matter of Leif Fredsted v. Bryant D. Cragun, et al., Superior Court of California, County of San Diego, Case No. 72344. The plaintiff alleges to have purchased shares of common stock of Asia4Sale.com Ltd., a former subsidiary of ZiaSun, and various other companies (unaffiliated with ZiaSun) through Amber Securities Corporation, a registered broker dealer formerly known as World Trade Financial Corporation, and Carlton Capital and their respective sales associates. The plaintiff alleges that Amber and its sales associates made misstatements regarding ZiaSun and Asia4Sale.com Ltd. However, the plaintiff does not claim to have purchased any shares of ZiaSun. The plaintiff alleges to have invested approximately $108,840 in Asia4Sale.com Ltd. and various other companies (unaffiliated with ZiaSun). The plaintiff fails to specify the exact number of shares of Asia4Sale.com Ltd. purchased and the amount paid. The amount of any investment made by the plaintiff in Asia4Sale.com Ltd. was not stated in the complaint, nor is such amount known to ZiaSun. The plaintiff is seeking the return of his investment plus a legal rate of interest, punitive damages, costs and attorney fees. A trial date has been set in August 2002. The Company denies the allegations and will proceed in defending itself.

         The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company's financial position or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

         The Company did not submit any matters to a vote of security holders in 2001.

         ZiaSun held its Annual Meeting of Stockholders ("Annual Meeting") on December 6, 2001. The purpose of the Annual Meeting was to (i) vote on the proposed Merger Agreement between ZiaSun and Telescan (ii) to elect ZiaSun's directors for the ensuing year and (iii) to ratify BDO Seidman, LLP as ZiaSun's auditors for 2001.

         ZiaSun's Board of Directors recommended that the stockholders approve and adopt the Merger Agreement between ZiaSun and Telescan. The stockholders voted 16,895,525 shares in favor of the adoption of the Merger Agreement. There were 6,483,053 abstentions and 21,781 votes cast against such approval and adoption.

         At the Annual Meeting, D. Scott Elder, Ross W. Jardine, Hans von Meiss and Christopher D. Outram were elected as directors of ZiaSun. The number of votes for and withheld are detailed below for each director.

                                              FOR             WITHHELD
                  D. Scott Elder            23,267,851         132,508
                  Ross W. Jardine           23,270,011         130,348
                  Hans von Meiss            23,171,560         227,049
                  Christopher D. Outram     23,173,761         226,599

         ZiaSun's Board of Directors recommended that the stockholders ratify the Board's action in appointing BDO Seidman, LLP as independent auditors for the fiscal year ending December 31, 2001. The stockholders voted 23,297,108 shares for the ratification of BDO Seidman, LLP as auditors for 2001. There were 50,052 abstentions and 53,199 votes cast against such ratification.

         Telescan held a Special Meeting of the Stockholders ("Special Meeting") on December 6, 2001. The purpose of the Special Meeting was to vote on the proposed Merger Agreement between ZiaSun and Telescan. The stockholders voted 9,608,378 for the approval and adoption of the Merger Agreement. There were 19,750 abstentions and 24,163 votes cast against such approval and adoption of the Merger Agreement.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         THE COMPANY

         The Company's common stock is traded on the OTC Bulletin Board of the NASD under the symbol "INVS." The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported by the OTC Bulletin Board beginning on December 7, 2001, the day the Company's common stock began trading. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                                                                              COMPANY COMMON STOCK
                                                                            -----------------------
                                                                               HIGH         LOW
                                                                            ----------   ----------
                  2001
                  Quarter ended December 31 (beginning December 7)          $     1.95   $     0.40

         On April 1, 2002, the closing price of the Company's common stock as reported by the OTC Bulletin Board was $0.29. As of April 1, 2002, the Company had 874 stockholders of record, and believes it has approximately 9,000 beneficial holders.

         ZIASUN

         Prior to the Merger, ZiaSun common stock was traded on the OTC Bulletin Board of the NASD under the symbol "ZSUN". The following table represents the high and low sales prices for ZiaSun common stock for each quarter of the year ended December 31, 2000 and the first three quarters (or portion thereof) for the year ended December 31, 2001. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                                                                         ZIASUN COMMON STOCK
                                                                       -----------------------
                                                                          HIGH         LOW
                                                                       ----------   ----------
                  2000
                  Quarter ended March 31                               $    15.75   $    10.00
                  Quarter ended June 30                                     11.38         4.16
                  Quarter ended September 30                                 5.63         1.80
                  Quarter ended December 31                                  2.93         1.03
                  2001
                  Quarter ended March 31                               $     1.63   $     0.54
                  Quarter ended June 30                                      1.40         0.51
                  Quarter ended September 30                                 0.84         0.38
                  Quarter ended December 31 (thru December 6)                1.01         0.27

         On December 6, 2001, the last full trading day before the closing of the Merger, the closing price of ZiaSun common stock was $0.83 per share, the high price was $1.00 per share and the low price was $0.68 per share.

         TELESCAN

         Prior to the Merger, Telescan common stock was traded on the OTC Bulletin Board of the NASD under the symbol "TSCN". The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported by the OTC Bulletin Board of the NASD (or other markets as indicated below). The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                                                                        TELESCAN COMMON STOCK
                                                                       -----------------------
                                                                          HIGH         LOW
                                                                       ----------   ----------
                  2000
                  Quarter ended March 31                               $    27.50   $    17.72
                  Quarter ended June 30                                     23.88         7.06
                  Quarter ended September 30                                 8.25         1.81
                  Quarter ended December 31                                  2.81         0.97
                  2001
                  Quarter ended March 31                               $     2.06   $     0.50
                  Quarter ended June 30                                      0.95         0.29
                  Quarter ended September 30(1)                              0.44         0.10
                  Quarter ended December 31 (thru December 6)                0.48         0.10

(1) September 25, 2001 was the last day Telescan's common stock traded on the Nasdaq National Market. On September 26, 2001, Telescan's common stock began trading on the OTC Bulletin Board of the NASD.

         On December 6, 2001, the last full trading day before the closing of the Merger, the closing price of Telescan common stock was $0.44 per share, the high price was $0.48 per share and the low price was $0.32 per share.

         DIVIDEND POLICY

         The Company has never declared a cash dividend on its common stock. The Board of Directors currently intends to retain all earnings for use in the Company's business, and therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future. The declaration of dividends, if any, in the future would be subject to the discretion of the Board of Directors, which may consider factors such as the Company's results of operations, financial condition, capital needs and acquisition strategy, among other things. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto.

         The dividend rate on the Company's preferred stock was 4% through December 31, 2001. Prior to the Merge,r dividends of $0.25 per share were paid in March 2001 and June 2001 by Telescan. Dividends of $0.25 per share due on September 30, 2001 were not paid until December 2001 by the Company. At December 31, 2001, dividends of $0.25 per share were in arrears.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected historical consolidated financial data for the periods indicated. The selected data should be read in conjunction with "Item 7-Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Company's consolidated financial statements and notes thereto.

                                                                    (in thousands, except per share amounts)
   STATEMENT OF OPERATIONS                                                  YEARS ENDED DECEMBER 31,
                                                           -------------------------------------------------------
                                                             2001        2000        1999       1998        1997
                                                           --------    --------    --------   --------    --------
   Revenue                                                 $ 52,691    $ 54,667    $ 23,620   $      -    $      -
   Special charges                                           (6,454)    (71,956)          -          -           -
   Other income (expense)                                       (51)        367          17          -           -
   Net income (loss) from continuing operations              (8,020)    (73,051)      2,632        (77)     (3,511)
   Net income (loss)                                       $ (7,903)   $(77,226)   $  5,964   $    769    $ (3,511)
   Net income (loss) per common share from continuing
      operations
      Basic                                                $  (0.25)   $  (2.37)   $   0.12   $      -    $      -
      Diluted                                              $  (0.25)      (2.37)   $   0.10   $      -    $      -
   Weighted average common shares outstanding
      Basic                                                  32,684      29,744      21,770     17,023      15,467
      Diluted                                                32,684      29,744      25,796     17,023      15,467


   BALANCE SHEET DATA                                                             DECEMBER 31,
                                                           -------------------------------------------------------
                                                             2001        2000        1999       1998        1997
                                                           --------    --------    --------   --------    --------
   Working capital                                         $ (2,580)   $   (542)   $  6,373   $  1,662    $    (12)
   Total assets                                              55,189      47,713      19,457      4,765         123
   Total stockholders' equity                                44,344      42,099      15,736      4,165          37
   Book value per share                                    $   1.36    $   1.42    $   0.61   $  0.24     $      -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Company's financial statements and related notes, and the preceding "Item 6 - Selected Financial Data."

         FORWARD-LOOKING INFORMATION

         Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties. Such risks and uncertainties include, but are not limited to, the following:

         -        the volatile nature of the securities business,
         - the uncertainties surrounding the rapidly evolving markets in which the Company competes,
         - the uncertainties surrounding technological change and the Company's dependence on computer systems,
         -        the Company's dependence on its intellectual property rights,
         - the success of marketing efforts by third parties in revenue sharing agreements,
         - the potential of increased governmental regulation of the telecommunications industry and the Internet,
         -        the changing demands of customers and
         - the arrangements with present and future customers and third parties.

         Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

         CRITICAL ACCOUNTING POLICIES

         The discussion and analysis of financial condition and results of operations are based upon the company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on an on-going basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

         REVENUE RECOGNITION

         Revenue is not recognized until it is realized or realizable and earned. The criteria to meet this guideline are: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable and collectibility is reasonably assured.

         The Company primarily derives revenue from the following sources: (1) instructor-led educational programs; (2) subscriptions to INVESTools.com, InvestorToolbox.com and
         IndividualInvestor@WallStreetCity.com; and (3) development and delivery of branded investor education programs for third parties. License fees and hosting revenue are recognized ratably over the term of the hosting arrangements, which range from two to five years. Development revenue is recognized when Web site development is complete, the Web site has been launched and hosting has begun. Revenue for all other services is recognized in the period in which the services are provided.

         DEFERRED REVENUE

         Deferred revenue is recorded for cash received for which services have not been provided. Deferred revenue is recognized into revenue over the period of the contractual obligation.

         DISCONTINUED OPERATIONS

         As previously disclosed, on March 22, 2001, ZiaSun's Board of Directors determined that it was in the best interest of ZiaSun to discontinue foreign operations that were unrelated to OIA. Such foreign operations were small in comparison to ZiaSun's U.S. operations and were difficult to manage at a long distance. The intent of ZiaSun's Board was to either resell the foreign operations to the parties which originally sold such entities to ZiaSun or to seek third party purchasers. Accordingly, ZiaSun completed the sale of Momentum Asia, Inc. in May 2001, and the sales of Asia PrePress Technology, Inc. and Asia Internet Services.com, Inc. in June 2001 and the sale of Asia4Sale.com in October 2001. The net assets of ZiaSun's discontinued operations are shown as a separate line item in the other assets section of the Company's balance sheets as of December 31, 2000.

         RECENT DEVELOPMENTS

                  LEASE AGREEMENT

                  On April 5, 2002, the Company amended its office lease agreement for its facilities in Houston, Texas, effective as of May 1, 2002. The Company agreed to surrender its original premises of 77,116 square feet and will in its place lease 9,495 square feet. In addition, the original expiration of January 31, 2007 is changed to April 30, 2004 and the Company may cancel the lease after April 30, 2003 with 180 days prior written notice.

                  STOCK RESCISSION

                  As discussed in Note 8, the offer to accept the share rescission expired on February 6, 2002. All but six SMG shareholders accepted the offer to rescind the shares. Payments totaling $366,000 were paid to the remaining shareholders during the first quarter of 2002.

                  MKZ JOINT VENTURE

                  On April 12, 2002, the Company entered into an agreement to dispose of its equity interest in the MKZ joint venture. In exchange for the Company's ownership position in the venture capital fund, the Company received a release of all obligations to the fund, including an outstanding $1.4 million funding obligation and a right to participate in any proceeds that may be derived in the future should the Company's position be sold.

         2001 COMPARED TO 2000

                  RESULTS OF OPERATIONS

                  The Company's sales decreased by $2.0 million, or 4%, to $52.7 million for the year. Included in 2001 results are sales of $700,000 from the Company's Publishing and Business Services Segment representing 25 days of operations for Telescan, which was acquired by INVESTools effective December 6, 2001. The balance of operations constitutes the Company's Investor Education Segment, represented by ZiaSun's wholly owned subsidiary OIA. The decrease in revenues can be attributed to a softening in demand for workshops in conjunction with the market downturn during 2001 combined with the September 11 tragedy, which closed the markets for a week and shut down operations for several weeks. International operations were down slightly due to the same influences. During the fourth quarter, the Company successfully launched its co-branded workshop product with BusinessWeek. Increased revenues from this product offset somewhat declines in OIA branded workshops.

                  Cost of revenue increased $1.6 million, or 8%, from $21.2 million. The principal reason for the increase was a shift towards more co-marketed workshops. Co-marketed workshops have the advantage of expanding the market for the Company's workshops to more customers than are being reached by the Company's current marketing efforts. Such co-marketed workshops realize lower margins than the Company's other workshops.

                  General and administrative expenses, including the expenses paid to related parties, totaled $26.8 million or a 7% increase over the prior year amount of $25.1 million. The increase is primarily due to increased marketing costs as the company stepped up marketing efforts in 2001 to increase sales and offset the effects of the economic downturn. The expenses to the related party increased as Generation Marketing began operations during the fourth quarter of 2000. Refer to the section titled "Related Parties" for more discussion.

                  In 2001, the Company realized a $6.5 million loss to write off its investment in the MKZ LLP venture fund. The Company has reached an agreement in principal with the fund to exchange its ownership position in the fund in exchange for the fund waiving the Company's remaining $1.4 million funding commitment. It is the position of the Company that its liquid assets are more valuable for funding current operations than to make further venture capital investments. See Note 5 to the consolidated financial statements.

                  During 2001 the Company completed the sales of various Asian subsidiary operations as described above. Losses from such discontinued operations decreased to $132,000 in 2001 from $2.9 million in 2000 due to such sales. A small gain of

                  $249,000 on sale of discontinued operations was realized in 2001 compared with the corresponding loss of $3.8 million in 2000 due to the write off of goodwill from the purchase of such operations.

         2000 COMPARED TO 1999

                  RESULTS OF OPERATIONS

                  The Company's sales increased by $31.0 million, or 132%, from 1999 to 2000. This increase is primarily due to a 300% unit growth in home study sales and a 68% increase in workshop attendees.

                  If the sales of OIA for the first three months of 1999 (i.e., prior to its acquisition by ZiaSun), were included on a pro forma basis, the sales of ZiaSun for the year ended December 31, 1999, would have been $28.3 million. Therefore, the pro forma sales increase was $26.3 million or 93%.

                  The increase in cost of revenue of $8.1 million is due primarily to the corresponding increase in volume for the year. Cost of revenue increased at a less-than-proportionate rate, as a large part of the sales volume increase was for home study sales, which have a greater margin than workshops.

                  General and administrative expenses increased by $19.3 million from 1999 to 2000. The increase is primarily due to increases in payroll, marketing and travel. These increases can be attributed to a substantial growth in the home study product line, a significant increase in international workshop sales and growth in operations overall.

                  The Company recorded an increase in its amortization expense in 2000 of $2.6 million. The increase was due to the amortization of the additional goodwill recorded on the OIA earn-out as discussed below. The Company also recorded an impairment of its goodwill in the fourth quarter of 2000. The impairment of $71.8 million was computed using management's best estimate of the future discounted cash flows from OIA.

                  The Company's income tax provision for 2000 was $3.1 million compared to $1.8 million for 1999. The Company showed a loss from continuing operations before income taxes for 2000 of $67.4 million compared to income of $4.4 million in 1999. However, because the amortization and impairment of goodwill are not deductible for taxes, the Company still incurred income tax expense.

                  The Company recorded a loss from discontinued operations of $2.9 million in 2000 compared to income of $648,000 in 1999. These discontinued operations were in the Philippines and Hong Kong. The company realized a loss on the disposal of MAI, MII, APT and AIS of $3.8 million in 2000 because of the write off of the goodwill it had recorded on their purchase.

         RELATED PARTY TRANSACTIONS

                  GENERATION MARKETING

                  D. Scott Elder, Ross Jardine, each an officer and a director of the Company, and David McCoy and Scott Harris, each an officer of OIA, each own approximately 17% interest in Generation Marketing, LLC. On an aggregate basis, these four individuals own a 67% interest in Generation Marketing, LLC. Generation Marketing buys advertising time in radio, television and print media on behalf of the Company worldwide. The Company paid $6.1 million and $386,000 in marketing expenses to Generation Marketing, LLC in 2001 and 2000, respectively. Based on OIA's management's experience in buying media, it is their opinion that the rates charged by Generation Marketing, LLC to OIA for these services were as favorable to the Company as could have been obtained with unaffiliated third parties. Additionally, Generation Marketing, LLC has experience specific to seminar and direct response marketing companies and provides various additional services that competitors do not offer including maintaining confidentiality of marketing methods and techniques, call center coordination, and audio and video production. The Company has no ongoing contractual or other commitments to Generation Marketing, LLC.

                  HON LEONG CHONG AND ERIC LIP MENG TAN

                  Messrs Chong and Tan own 25% of OIA Asia and the Company owns the remaining 75%. They are officers of OIA Asia and are involved in management of the Company's operations in Singapore, Malaysia, Brunei, and Hong Kong. The Company paid Messrs. Chong and Tan compensation during 2001 of approximately $72,000 and $71,000, respectively.

                  OIA EARN-OUT

                  On July 26, 2001, ZiaSun entered into a Second Amendment to Acquisition Agreement, effective as of July 1, 2001, with D. Scott Elder and Ross Jardine, each an officer and a director of the Company, and David McCoy and Scott Harris, each an officer of OIA. Due to the accrual of a potential liability for sales taxes payable by OIA to various states, ZiaSun and Messrs. Elder, Jardine, McCoy and Harris determined that an adjustment of the number of shares received by Messers. Elder, Jardine, McCoy and Harris pursuant to the provisions for the OIA earn-out, as provided for in the original acquisition agreement might be required. Such sales tax liability is reflected on the Company's financial statements for the year ended December 31, 2000 for sales by OIA that had occurred in 1998, 1999 and 2000.

                  Paragraph 1.6 of the original acquisition agreement between ZiaSun and Messers. Elder, Jardine, McCoy and Harris provided for an adjustment of the number of shares each would receive based on the actual earnings of OIA during the period of April 1, 1999 through March 31, 2000. In the event that the actual OIA earnings were greater than $2.5 million, ZiaSun was to issue additional shares to each recipient on the basis of one additional share for each $1.00 of actual OIA earnings greater than $2.5 million.

                  Following the end of the earn-out period, OIA's audited EBITDA earnings for the period were reported as $10.9 million, which would result in the Company owing 21,820,152 post-split adjusted shares of common stock at March 31, 2000 to each recipient. The value of these shares at March 31, 2000, was $248.2 million, which amount would have been added to the goodwill of ZiaSun's balance sheet. ZiaSun and Messers. Elder, Jardine, McCoy and Harris jointly recognized that it would not be in the best interest of the Company to have such a large goodwill burden going forward. As a result, the parties entered into an Amendment to Agreement dated May 31, 2000, amending the earn-out provisions of the acquisition agreement. Pursuant to the amendment, Messers. Elder, Jardine, McCoy and Harris would exchange 12,000,000 of the post-split adjusted shares they were to receive pursuant to the acquisition agreement for $6.0 million in cash and would receive 9,820,152 post-split adjusted shares of the Company's common stock, of which 5,000,000 shares had been previously issued and were held in escrow pursuant to the terms of the acquisition agreement. A total of 4,840,152 new restricted shares were issued on an aggregate basis to Messers. Elder, Jardine, McCoy and Harris.

                  Pursuant to the Second Amendment to Acquisition Agreement, the Company and Messers. Elder, Jardine, McCoy and Harris reached an agreement such that if, during a three-year period commencing on July 1, 2001 through June 30, 2004, any sales tax liability is paid for sales made during the earn-out period, the Company shall absorb and be solely responsible for the payment of any actual sales tax liability up to an amount of $554,000. In the event that the actual sales tax paid by the Company on sales made by OIA during such three-year period exceeds $554,000, then Messers. Elder, Jardine, McCoy and Harris shall reduce, return and deliver to the Company one share of the Company's common stock for each $0.50 of actual sales tax paid in excess of $554,000.

                  OTHER

                  In August 2000, in conjunction with the consummation of the MKZ Venture Fund agreement, the Company issued a total of 100,000 shares of restricted common stock as a finder's fee to a Company controlled by a member of the Company's advisory board and to a director of the Company. Each received 50,000 shares.

                  In 2000 and 1999, the Company's former president was compensated for his services under a consulting contract with a company he controls. The contract provided for $10,000 per month in consulting fees. The Company paid $60,000 and $120,000, respectively, during the years ended December 31, 2000 and 1999. Other officers of the Company were paid a total of $70,060 in consulting fees in addition to their base salaries during 1999.

                  In 1999, the Company received $690,000 in advances from shareholders. The advances were non-interest bearing and unsecured. In 2000, the advances were converted to 103,500 shares of common stock based on the trading value of the shares on the date of conversion.

                  At December 31, 1999, the Company had receivables of $68,236 due from the President of the company's discontinued MAI subsidiary. The full amount was collected in 2000.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company's current assets at December 31, 2001 were $8.3 million compared to $5.1 million at December 31, 2000. The Company's current liabilities were $10.8 million and $5.6 million at the same dates, respectively. Working capital decreased by $2.0 million to a deficit of $2.5 million at December 31, 2001. Excluding $3.6 million of deferred revenue, which will be amortized into income rather than being paid in cash, pro forma working capital at December 31, 2001 was $1.1 million. The decrease in working capital during 2001 occurred due to timing differences in working capital accounts and a working capital deficit of $3.0 million acquired from Telescan in the Merger. The Company generated positive cash flows from operations of $3.2 million.

         During 2001, the Company invested $250,000 in equity investments, which was subsequently written off. Also, $1 million was paid in acquisition related costs in conjunction with the Merger.

         The Company believes that current cash resources and future cash flow from its continuing operations will be sufficient to meet its current obligations. The Company anticipates continued positive cash flow during the next twelve months.

         During 2000 and 2001, the stock market had a significant downturn in the United States. As a result, the Company realized a decrease in demand for its services and products. To date, sales have recovered from post-September 11 levels and the Company expects modest growth in 2002.

         CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The Company has assumed various financial obligations and commitments in the ordinary course of conducting its business. The Company has contractual obligations requiring future cash payments under existing contractual arrangements, such as management, consultative and non-competition agreements. The Company also has commercial and contingent obligations which result in cash payments only if certain contingent events occur requiring the Company's performance pursuant to a funding commitment.

         The following table details the Company's known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2001.

                                                                   PAYMENTS DUE BY PERIOD ($000)
                                          ---------------------------------------------------------------------------------
         CONTRACTUAL OBLIGATIONS             TOTAL            2002          2003 - 2004        2005 - 2006      THEREAFTER
                                          ------------    -------------    ---------------    -------------    ------------

         Operating Leases (1)                    4,052            1,312              2,067              673               -
         Data and communications
         purchase agreements (2)                 1,655            1,210                445                -               -
         Management employment
         agreements (3)                          5,900            2,200              3,700                -               -
                                          ------------    -------------    ---------------    -------------    ------------
         Total contractual
         obligations                            11,607            4,722              6,212              673               -
                                          ============    =============    ===============    =============    ============

         (1) The Company's operating leases include office space, operating facilities, furniture and equipment. The terms of the agreements vary from 2002 until 2005. As of December 31, 2001 our total commitments under operating leases were approximately $4.1 million.
         (2) The Company has supply contracts with various vendors of financial data and communications services providing for minimum monthly commitments. These contracts have terms from 2002 to 2004. As of December 31, 2001 our total commitments under supply contracts were approximately $1.7 million.
         (3) The Company has entered into employment agreements with certain senior executives, which contractually require the Company to make cash payments over the contractual period.

         RECENTLY ISSUED ACCOUNTING STANDARDS

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Statement No. 144 supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS for the disposal of a segment of a business. The purpose of this statement was to bring together two accounting models for disposing of long-lived assets under one framework. In addition, Statement No. 144 eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.

         In June 2001, the FASB issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

         Management believes that adoption of FASB Statements No. 143 and 144 will not have a material impact on the consolidated results of operation or financial position of the Company.

         In June 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination upon acquisition. Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

         The provisions of Statement No. 141 apply to all business combinations initiated after June 30, 2001. The provisions also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

         The provisions of Statement No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the amortization provisions of this Statement.

         According to a preliminary analysis, management believes that adoption of these new pronouncements will likely result in a write down of goodwill from the acquisitions of OIA and Telescan.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. The Company's exposure to interest rate changes is not considered to be material to the Company. The Company does not enter, or intend to enter, into derivative financial instruments for trading or speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are filed pursuant to Item 14(a)1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Changes in the independent public accountant was previously reported.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company's directors are divided into three classes designated Class I, Class II and Class III. Each class consists, as nearly as possible, of one-third of the total number of directors constituting the entire Board of Directors. Class I directors were elected for a term expiring at the 2002 annual meeting of stockholders, Class II directors were originally elected for a term expiring at the 2003 annual meeting of stockholders, and Class III directors were originally elected for a term expiring at the 2004 annual meeting of stockholders. At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting shall be elected for a term expiring at the third succeeding annual meeting. Each director holds office until the annual meeting for the year in which his term expires and until his successor has been elected and qualified.

         As of December 31, 2001, the Company's directors and executive officers were as follows:

         Name                    Class        Age   Position
         --------------------------------------------------------------------------------
         William D. Savoy       Class I        37   Chairman of the Board of Directors
         Stephen C. Wood        Class I        50   Director
         Lee K. Barba          Class II        51   Chief Executive Officer and Director
         Hans Von Meiss        Class II        54   Director
         D. Scott Elder        Class III       43   Executive Vice President and Director
         Ross W. Jardine       Class III       41   Executive Vice President and Director
         Paul A. Helbling                      48   Chief Financial Officer

         The Compensation Committee and Audit Committee of the Board of Directors are each composed of Messrs. Savoy, Meiss and Wood.

         WILLIAM D. SAVOY

         Mr. Savoy, former Chairman of the Board of Telescan, was appointed Chairman of the Board of the Company in December 2001. He currently serves as a President of Vulcan Inc., managing the personal finances of Paul G. Allen, co-founder of Microsoft, and President of Vulcan Ventures Inc., the investment organization wholly owned by Paul G. Allen. From 1987 until November 1990, Mr. Savoy was employed by Layered, Inc., a company controlled by Mr. Allen, and became its President in 1988. Mr. Savoy serves on the Advisory Board of DreamWorks SKG of Los Angeles, California and serves on the Board of Directors of Charter Communications, Inc. of St. Louis, Missouri; Drugstore.com, Inc. of Seattle, Washington; InfoSpace, Inc. of Seattle, Washington; Peregrine Systems, Inc. of San Diego, California; RCN Corporation of Princeton, New Jersey; and USA Networks, Inc. of St. Petersburg, Florida. Mr. Savoy holds a B.S. in Computer Science, Accounting and Finance from Atlantic Union College.

         STEPHEN C. WOOD

         Mr. Wood, former Director of Telescan, was appointed Director of the Company in December 2001. Mr. Wood is currently President and Chief Executive Officer of Wireless Services Corporation based in Bellevue, Washington. Until May 1996, Mr. Wood was President and Chief Executive Officer of Notable Technologies, L.L.C., which filed for bankruptcy in 1996. From 1993 through 1994, Mr. Wood served as Vice President of Information Broadcasting for McCaw Development Corporation located in Kirkland, Washington. Until February 1993, he was President of Starwave Corporation, a company he formed in 1991 with Microsoft Corporation co-founder Paul G. Allen to develop and market data and information products. From 1986 through 1991, Mr. Wood served in several executive positions at Asymetrix Corporation, a software development and marketing firm founded by Mr. Allen. From 1980 until 1985, Mr. Wood was in charge of building a microcomputer software development organization for Datapoint Corporation in Austin, Texas, after serving in research and development and marketing positions. Mr. Wood began his career in 1976 when he became the sixth employee of Microsoft Corporation, where he was general manager from 1977 to 1980. Mr. Wood holds a B.S. in Computer Engineering from Case Western University and an M.S. in Electrical Engineering from Stanford University.

         LEE K. BARBA

         Mr. Barba, former Chief Executive Officer of Telescan, was appointed Chief Executive Officer and Director of the Company in December 2001. Prior to joining Telescan in February of 2000, he was the Chief Executive Officer of Open Link Financial, a risk management software company whose largest shareholder, Coral Energy, was the prior company Mr. Barba served as President of. Mr. Barba joined Open Link after serving as President of Coral Energy, a Shell Oil joint venture. Mr. Barba joined Coral Energy after 22 years on Wall Street, where most recently he was responsible for managing global trading businesses for Bankers Trust Company. While based in London, he was responsible for managing their European offices, as well as the Global Risk Management Advisory practice, which had offices in Asia and Latin America. Upon returning to New York, Mr. Barba was the senior executive of the bank responsible for managing the consolidating firm's technology and operations functions for the global capital markets businesses, which included over 2,100 in staff operating throughout Asia, Europe and North America. Earlier in his career, Mr. Barba served as a co-head of the Fixed Income Division at PaineWebber and as a Vice President of Lehman Brothers Kuhn Loeb. He earned his M.B.A. from Columbia University and his B.A. from the University of North Carolina.

         HANS VON MEISS

         Mr. von Meiss, former Director of ZiaSun, was appointed a Director of the Company in December 2001. Since 1997, Mr. von Meiss has been involved in financial management and consulting and has pursued investments in Internet related businesses. He also serves on the Board of Directors of an industrial concern, a merger and acquisition consulting company and his own company, G. von Meiss AG. From 1994 to 1997, Mr. von Meiss served as Chief Executive Officer of Swiss Textile Group. From 1991 to 1994, Mr. von Meiss was Chief Executive Officer of a publicly quoted Dutch company following its privatization from the Dutch government. From 1988 to 1991, Mr. von Meiss worked as an independent financial consultant. Mr. von Meiss served as Chief Executive Officer of Dr. Ing. Koenig AG, a leading Swiss service center for flat steel and industrial fasteners from 1984 to 1988. From 1977 to 1984, Mr. von Meiss served in various positions in investment banking with Bankers Trust International Ltd. and Chase Manhattan Ltd. in London. Mr. von Meiss received a Bachelors degree in Economics in 1973 from the University of St. Gallen in Switzerland. He received his M.B.A. from INSEAD, Fontainebleau, France in 1977.

         D. SCOTT ELDER

         Mr. Elder, former Chairman of the Board and Chief Executive Officer of ZiaSun, was appointed Executive Vice President and Director of the Company in December 2001. Prior to joining ZiaSun in April of 2000 through ZiaSun's acquisition of OIA, he was President of OIA, a company he co-founded with Ross Jardine in 1997. From 1994 to 1997, Mr. Elder owned and operated two consulting businesses, D. Scott Elder & Associates and The Business Alliance Company. As the proprietor of The Business Alliance Company, a developer of joint-venture marketing and training programs, Mr. Elder developed joint-venture projects for such clients as General Mills, Procter & Gamble, Rubbermaid and Zane Publishing. Mr. Elder has a degree in Communications from Brigham Young University and an M.B.A. from the University of Phoenix.

         ROSS W. JARDINE

         Mr. Jardine, former Chief Financial Officer, Vice President and Director of ZiaSun, was appointed Executive Vice President and Director of the Company in December 2001. Prior to joining ZiaSun in April of 2000 through ZiaSun's acquisition of OIA, he was President of OIA, a company he co-founded with D. Scott Elder in 1997. In 1994, Mr. Jardine founded iMALL, a company focused on teaching other business owners how to obtain their own businesses online. iMALL went public in 1996 and was sold the same year to Excite@home for $425 million. From 1990 to 1994, Mr. Jardine served as President of Jacobson & Jardine, Inc., a sports marketing and promotion company he founded in 1990. While serving as President of Jacobson & Jardine, Inc., Mr. Jardine was responsible for operations and the development and marketing of licensed products for major sporting events for such venues as the Indianapolis 500, the Kentucky Derby, the 1992 America's Cup, and such clients as the National Football League, Nabisco, Coca Cola, Fisher Price, American Home Products and RJ Reynolds. Mr. Jardine graduated cum laude from Brigham Young University in 1987 with a degree in Communications.

         PAUL A. HELBLING

         Mr. Helbling, former Chief Financial Officer of Telescan, was appointed Chief Financial Officer of the Company in December 2001. Prior to joining Telescan in August 1999, he was Vice President of Finance at PCC Flow Technologies, Inc., a subsidiary of Precision Castparts Corporation and a $350 million manufacturer of pumps and valves in the U.S. and Europe. From 1991 to 1997 Mr. Helbling served as Vice President and Chief Financial Officer of HydroChem Industrial Services, a $150 million provider of industrial cleaning services to the petrochemical, refining and utility industries. Mr. Helbling became a Certified Public Accountant in 1978, with experience in Big Five public accounting and in the contract drilling and oil and gas exploration and production industries. Mr. Helbling holds B.A. and M.A. degrees from Rice University.

ITEM 11. EXECUTIVE COMPENSATION

         The following table reflects all forms of compensation for services to the Company for the years ended December 31, 2001, 2000, and 1999, of the individuals serving as the Company's Chief Executive Officer during 2001 and the Company's other most highly compensated executive officers who were serving the Company at the end of 2001 and who earned more than $100,000 that year (the "Named Executives").

         The table includes compensation paid by ZiaSun and Telescan prior to the Merger on December 6, 2001.

                           SUMMARY COMPENSATION TABLE

                                                                               AWARDS             PAYOUT
                                                                               ------             ------
                                                             OTHER      RESTRICTED  SECURITIES
                                                             ANNUAL       STOCK     UNDERLYING   ALL OTHER
          NAME            YEAR       SALARY       BONUS      COMP(1)      AWARDS      OPTIONS   COMPENSATION(2)
          -----           ----       -------      ------     ----         ------      -------   ------------
Lee K. Barba              2001     $ 295,000     $  6,656  $        -     102,057    1,200,000  $          -
CHIEF EXECUTIVE OFFICER   2000       248,103(3)    45,866           -           -      240,627             -

D. Scott Elder            2001     $ 156,000     $ 19,300  $  304,025      10,000      340,000  $          -
EXECUTIVE VICE PRESIDENT  2000       117,500      204,000   2,433,065      17,500       25,000             -
                          1999       102,360       40,930           -           -            -       378,000

Ross W. Jardine           2001     $ 156,000     $ 18,507  $  304,025      10,000      340,000  $          -
EXECUTIVE VICE PRESIDENT  2000       115,500      204,000   2,435,215      17,500       25,000             -
                          1999        46,860      123,430           -           -            -       378,000

Paul A. Helbling          2001     $ 137,500     $  3,102  $        -           -      150,000  $          -
CHIEF FINANCIAL OFFICER   2000       130,625       27,829           -           -       17,559             -
                          1999        42,096(4)         -           -           -        7,068             -

         (1) Other annual compensation represents overrides based on workshop attendance of $304,025 for Messrs. Elder and Jardine for 2001, 333,065 for Mr. Elder and $333,215 for Mr. Jardine in 2000. Additionally, in 2000, Messrs. Elder and Jardine received additional compensation pursuant to an earn-out agreement provided for in the OIA acquisition agreement totaling $2,000,000 for each.
         (2) In 1999, Messrs. Elder and Jardine received payments of deferred compensation totaling $378,000 each.
         (3) Mr. Barba joined the Company during 2000. Therefore, the amounts reflected for 2000 are for a partial year.
         (4) Mr. Helbling joined the Company during 1999. Therefore, the amounts reflected for 1999 are for a partial year.

         STOCK OPTIONS

         The following tables set forth information relating to the Named Executives with respect to (i) stock options granted in 2001, and (ii) the total number of exercised options through 2001 and the value of the unexercised in-the-money options at the end of 2001.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                               Percent of
                                                  Total                                           Potential Realizable
                            Numbers of           Options                                         Value at Assumed Annual
                            Securities         Granted to       Exercise                               Rate of
                            Underlying        Employees in        Price                         Stock Price Appreciation
                             Options             Fiscal            Per        Expiration           for Option Term
        Name                 Granted             Year(1)          Share          Date                  5%           10%
----------------------   ---------------    ----------------    ----------    ------------    ----------------------------
Lee K. Barba               1,200,000               35.12%        $   0.49      12/20/11         $366,017      $927,558

D. Scott Elder               140,000                4.10%            0.75      03/28/08          $42,746      $ 99,615
                             200,000                5.85%            0.49      12/20/11          $61,003      $154,593

Ross W. Jardine              140,000                4.10%            0.75      03/28/08          $42,746      $ 99,615
                             200,000                5.85%            0.49      12/20/11          $61,003      $154,593

Paul A. Helbling             150,000                4.39%            0.49      12/20/11          $45,752      $115,945

              (1)  Based upon 3,416,500 options granted to employees in  2001.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR END OPTION VALUES

                                                                 Number of
                                                            Securities Underlying            Value of Unexercised
                                                            Unexercised Options at          In-the-Money Options at
                             Shares                            Fiscal Year End                 Fiscal Year End
                            Acquired                     ----------------------------    -----------------------------
                               on          Value
         Name               Exercise      Realized       Exercisable    Unexercisable     Exercisable   Unexercisable
-----------------------    -----------    --------       ----------------------------    -----------------------------
 Lee K. Barba                     -              -        143,448         1,297,179             -        $1,200,000
 D. Scott Elder                   -              -         12,500           352,500             -           200,000
 Ross W. Jardine                  -              -         12,500           352,500             -           200,000
 Paul A. Helbling                 -              -         22,545           152,082             -           150,000

         DIRECTOR FEES AND COMPENSATION

         Directors and members of committees may receive such compensation, if any, for their services, and such reimbursement for expenses, as may be fixed or determined by resolution of the Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of December 31, 2001, with respect to the number of shares of common stock beneficially owned by (1) each director and/or Named Executive individually, (2) all executive officers and directors of the Company as a group and (3) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's common stock. The number of shares is exclusive of shares allocated to the person's account through the Company's 401(k) plan. Except as noted below, each stockholder has sole voting and investment power with respect to the shares shown.

                                                      NUMBER OF SHARES
 OWNERS                                               BENEFICIALLY OWNED(1)         % OF CLASS
 ------                                               ------------------            ----------
COMMON STOCK
------------
 Lee K. Barba                                                    245,505                      *
 D. Scott Elder                                                3,864,553                    9.5%
 Ross W. Jardine                                               3,864,553                    9.5%
 Paul Helbling                                                    25,876                      *
 Hans von Meiss(2)                                               292,445                      *
 William D. Savoy                                                 32,606                      *
 Stephen C. Wood                                                  33,424                      *

 All officers and directors as a group
 (7 persons)                                                   8,358,962                   20.5%

 Momentum Media Limited
    304 DOMINION CENTRE
    14 QUEENS ROAD
    EAST WANCHAI  HONG KONG                                    3,299,980                    8.1%

PREFERRED STOCK
---------------
 Q Funding, L.P.
    301 COMMERCE STREET
    SUITE 2975
    FORTH WORTH, TX                                               60,000                     50%
 R2 Funding, Ltd.
    301 COMMERCE STREET
    SUITE 2975
    FORTH WORTH, TX                                               60,000                     50%

         (1) Each of the share amounts for the directors and officers includes options to purchase additional shares, which are exercisable within the next sixty days, as follows: Lee K. Barba, 143,448; D. Scott Elder, 60,000; Ross W. Jardine, 60,000; Paul Helbling, 22,545; Hans von Meiss, 15,000; William D. Savoy, 14,296; Stephen C. Wood 11,242.

        (2) Includes shares, as to which beneficial ownership is disclaimed, of 113,000 shares held for the benefit of family members.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         GENERATION MARKETING, LLC

         D. Scott Elder, Ross Jardine, each an officer and a director of the Company, and David McCoy and Scott Harris, each an officer of OIA, each own approximately 17% interest in Generation Marketing, LLC. On an aggregate basis, these four individuals own a 67% interest in Generation Marketing, LLC. Generation Marketing buys advertising time in radio, television and print media on behalf of the Company worldwide. The Company paid $6.1 million and $386,000 in marketing expenses to Generation Marketing, LLC in 2001 and 2000, respectively. Based on OIA's management's experience in buying media, it is their opinion that the rates charged by Generation Marketing, LLC to OIA for these services were as favorable to the Company as could have been obtained with unaffiliated third parties. Additionally, Generation Marketing, LLC has experience specific to seminar and direct response marketing companies and provides various additional services that competitors do not offer including maintaining confidentiality of marketing methods and techniques, call center coordination, and audio and video production. The Company has no ongoing contractual or other commitments to Generation Marketing, LLC.

         HON LEONG CHONG AND ERIC LIP MENG TAN

         Messrs Chong and Tan own 25% of OIA Asia and the Company owns the remaining 75%. They are officers of OIA Asia and are involved in management of the Company's operations in Singapore, Malaysia, Brunei, and Hong Kong. The Company paid Messrs. Chong and Tan compensation during 2001 of approximately $72,000 and $71,000, respectively.

         OIA EARN-OUT

         On July 26, 2001, ZiaSun entered into a Second Amendment to Acquisition Agreement, effective as of July 1, 2001, with D. Scott Elder and Ross Jardine, each an officer and a director of the Company, and David McCoy and Scott Harris, each an officer of OIA. Due to the accrual of a potential liability for sales taxes payable by OIA to various states, ZiaSun and Messrs. Elder, Jardine, McCoy and Harris determined that an adjustment of the number of shares received by Messers. Elder, Jardine, McCoy and Harris pursuant to the provisions for the OIA earn-out, as provided for in the original acquisition agreement might be required. Such sales tax liability is reflected on the Company's financial statements for the year ended December 31, 2000 for sales by OIA that had occurred in 1998, 1999 and 2000.

         Paragraph 1.6 of the original acquisition agreement between ZiaSun and Messers. Elder, Jardine, McCoy and Harris provided for an adjustment of the number of shares each would receive based on the actual earnings of OIA during the period of April 1, 1999 through March 31, 2000. In the event that the actual OIA earnings were greater than $2.5 million, ZiaSun was to issue additional shares to each recipient on the basis of one additional share for each $1.00 of actual OIA earnings greater than $2.5 million.

         Following the end of the earn-out period, OIA's audited EBITDA earnings for the period were reported as $10.9 million, which would result in the Company owing 21,820,152 post-split adjusted shares of common stock at March 31, 2000 to each recipient. The value of these shares at March 31, 2000, was $248.2 million, which amount would have been added to the goodwill of ZiaSun's balance sheet. ZiaSun and Messers. Elder, Jardine, McCoy and Harris jointly recognized that it would not be in the best interest of the Company to have such a large goodwill burden going forward. As a result, the parties entered into an Amendment to Agreement dated May 31, 2000, amending the earn-out provisions of the acquisition agreement. Pursuant to the amendment, Messers. Elder, Jardine, McCoy and Harris would exchange 12,000,000 of the post-split adjusted shares they were to receive pursuant to the acquisition agreement for $6.0 million in cash and would receive 9,820,152 post-split adjusted shares of the Company's common stock, of which 5,000,000 shares had been previously issued and were held in escrow pursuant to the terms of the acquisition agreement. A total of 4,840,152 new restricted shares were issued on an aggregate basis to Messers. Elder, Jardine, McCoy and Harris.

         Pursuant to the Second Amendment to Acquisition Agreement, the Company and Messers. Elder, Jardine, McCoy and Harris reached an agreement such that if, during a three-year period commencing on July 1, 2001 through June 30, 2004, any sales tax liability is paid for sales made during the earn-out period, the Company shall absorb and be solely responsible for the payment of any actual sales tax liability up to an amount of $554,000. In the event that the actual sales tax paid by the Company on sales made by OIA during such three-year period exceeds $554,000, then Messers. Elder, Jardine, McCoy and Harris shall reduce, return and deliver to the Company one share of the Company's common stock for each $0.50 of actual sales tax paid in excess of $554,000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 10-K

         The following documents are filed as part of this Form 10-K:

                                                                                                                     PAGE
1.      CONSOLIDATED FINANCIAL STATEMENTS

         Report of Independent Public Accountants                                                                     20
         Consolidated Balance Sheets as of December 31, 2001 and 2000                                                 24
         Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000 and 1999                   25
         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999         26
         Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999                   28
         Notes to Consolidated Financial Statements                                                                   29

         All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

2.       EXHIBITS

2.1 Second Amended and Restated Agreement and Plan of Merger, dated as of September 25, 2001, between ZiaSun and Telescan (Included as Annex I to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
2.2 Amendment to Agreement between ZiaSun and the former OIA Shareholders dated May 31, 2000. (Incorporated by reference from ZiaSun's Quarterly Report on Form 10-Q filed on August 17, 2000.)
2.3 Second Amendment to Acquisition Agreement between ZiaSun and the former OIA Shareholders, dated as of July 1, 2001. (Incorporated by reference from ZiaSun's Current Report on Form 8-K filed on August 1, 2001.)
2.4 Share Purchase Agreement between ZiaSun and Ko Jen Wang, dated October 1, 2001. (Incorporated by reference from ZiaSun's Current Report on Form 8-K filed on October 3, 2001.)
2.5 Acquisition Agreement and Plan of Reorganization between ZiaSun and Seminar Marketing Group, Inc., dated September 29, 2000. (Incorporated by reference from ZiaSun's Current Report on Form 8-K filed on October 3, 2000.)
3.1 Amended and Restated Certificate of Incorporation of INVESTools Inc. (Included as Annex V to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
3.2 By-laws of INVESTools Inc. (Included as Annex VI to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
10.1 Amended Stock Option Plan of Telescan. (Incorporated by reference from Telescan's Post-Effective Amendment No. 1 to Form S-8 filed February 2, 1994.)
10.2 Amended and Restated 1995 Stock Option Plan of Telescan. (Incorporated by reference from Telescan's Registration Statement on Form S-8 filed November 21, 2000.)
10.3 2000 Stock Option Plan of Telescan. (Incorporated by reference from Telescan's Registration Statement on Form S-8 filed November 21, 2000.)
10.4 Amended 1999 Stock Option Plan of ZiaSun. (Incorporated by reference from ZiaSun's Post-Effective Amendment No. 1 to Form S-8 filed June 14, 2000.)
10.5 Non-Qualified Stock Option Agreement between ZiaSun and Allen D. Hardman. (Incorporated by reference from ZiaSun's Registration Statement on Form 10-SB filed September 16, 1999.)
10.6 Amended and Restated Employment Agreement and Stock Option of Allen D. Hardman, dated August 2, 2000. (Incorporated by reference from ZiaSun's Quarterly Report on Form 10-Q filed on August 17, 2000.)
10.7 Lease Agreement between EsNET Properties L.C. and OIA, dated May 25, 1999. (Incorporated by reference from ZiaSun's Registration Statement on Form 10-SB filed September 16, 1999.)
10.8 Lease Agreement between DC Mason Ltd. and OIA, dated October 7, 1998. (Incorporated by reference from ZiaSun's Registration Statement on Form 10-SB filed September 16, 1999.)
10.9 Lease Agreement between Gordon Jacobson and OIA, dated June 22, 1999. (Incorporated by reference from the ZiaSun's Registration Statement on Form 10-SB filed September 16, 1999.)
10.10 Office Lease Agreement between Telescan and Chevron U.S.A., Inc., dated November 8, 1995. (Incorporated by reference from Telescan's Form 10-K for the annual period ended December 31, 1995.)
10.11 Client Service Agreement, dated January 14, 2000 between ZiaSun and Continental Capital & Equity Corporation. (Incorporated by reference from ZiaSun's Form 10K for the annual period ended December 31, 1999.)
10.12 Consulting Agreement, dated January 1, 2000, between ZiaSun and Credico, Inc. (Incorporated by reference from ZiaSun's Quarterly Report on Form 10-QSB filed May 22, 2000.)
10.13 Business Agreement, dated April 20, 2000, between ZiaSun and The McKenna Group. (Incorporated by reference from ZiaSun's Quarterly Report on Form 10-QSB filed on May 22, 2000.)
10.14 Venture Fund Agreement between ZiaSun and The McKenna Group, dated July 3, 2000. (Incorporated by reference from ZiaSun's Quarterly Report on Form 10-Q filed on August 17, 2000.)

10.15 Agreement, dated April 13, 2001, between ZiaSun and MKZ Fund, LLC. (Incorporated by reference from ZiaSun's Current Report on Form 8-K filed on August 1, 2001.)
10.16 Non-Competition Agreement, dated March 8, 2000, between OIA and MIT, LLC. (Incorporated by reference from ZiaSun's Current Report on Form 8-K filed on August 1, 2001.)
10.17 Voting Agreement between ZiaSun and Vulcan Ventures, Inc., dated May 3, 2001. (Included as Annex II to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
10.18 Voting Agreement among ZiaSun and NBC-TSCN Holding, Inc., and GE Capital Equity Investments, Inc., dated May 3, 2001. (Included as Annex II to the joint proxy statement/ prospectus filed in Registration No. 333-67454.)
10.19 Voting Agreement between ZiaSun and LJH Corporation, dated May 3, 2001. (Included as Annex II to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
10.20 Voting Agreement between Telescan and Ross Jardine, dated May 2, 2001. (Included as Annex II to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
10.21 Voting Agreement between Telescan and D. Scott Elder, dated May 2, 2001. (Included as Annex II to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
10.22 Voting Agreement between Telescan and Scott Harris, dated May 2, 2001. (Included as Annex II to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
10.23 Voting Agreement between Telescan and David W. McCoy, dated May 2, 2001. (Included as Annex II to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
10.24 Voting Agreement between Telescan and Momentum Media Ltd., dated May 2, 2001. (Included as Annex II to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
10.25 Lock-up Agreement between ZiaSun and Vulcan Ventures, Inc., dated May 2, 2001. (Included as Annex III to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
10.26 Lock-up Agreement between Telescan and Ross Jardine, dated May 2, 2001. (Included as Annex III to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
10.27 Lock-up Agreement between Telescan and D. Scott Elder, dated May 2, 2001. (Included as Annex III to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
10.28 Lock-up Agreement between Telescan and Scott Harris, dated May 2, 2001. (Included as Annex III to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
10.29 Lock-up Agreement between Telescan and David W. McCoy, dated May 2, 2001. (Included as Annex III to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
10.30* Employment Agreement by and between the Company and Lee K. Barba dated December 6, 2001. (1)
10.31* Employment Agreement by and between the Company and D. Scott Elder dated December 6, 2001. (1)
10.32* Employment Agreement by and between the Company and Ross Jardine dated December 6, 2001. (1)
10.33 Joint Venture Agreement among OIA, Hon Leong Chong and Eric Lip Meng Tan, dated September 27, 2001. (Incorporated by reference from ZiaSun's Current Report on Form 8-K filed on October 3, 2001).
10.34* Fifth Amendment to Lease Agreement by and between Telescan, Inc. and WiredZone Property, L.P., dated April 8, 2002.
21 Subsidiaries of INVESTools. (Incorporated by reference from the joint statement/prospectus filed on Registration No. 333-67454.)
23.1*    Consent of Arthur Andersen LLP.
23.2*    Consent of BDO Siedman, LLP.
23.3*    Consent of H J & Associates LLP.
99.1*    Letter to SEC regarding Arthur Andersen.
-------------------------------------------------------------------------------
           *            Indicates documents filed herewith.
           (1) Management contracts or compensation plans or arrangements.

         REPORTS ON FORM 8-K

         A report on Form 8-K was filed by the Company on December 7, 2001 announcing that the proposed merger between ZiaSun and Telescan had closed effective December 6, 2001.

         A report on Form 8-K/A was filed by the Company on December 13, 2001 that included the financial statements and pro forma financial information originally omitted from the Form 8-K in accordance with the rules and regulations by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Houston, State of Texas, on April 12, 2002.

                      INVESTools Inc.

                      By:         /s/ LEE K. BARBA
                                  ----------------------------------------------
                                  Lee K. Barba, Chief Executive Officer and
                                  Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated

Signature                             Title                                           Date

        PRINCIPAL EXECUTIVE
        OFFICER:

 /s/ LEE K. BARBA                     Chief Executive Officer and Director            April 12, 2002
------------------------------------
 Lee K. Barba


        PRINCIPAL FINANCIAL /
        ACCOUNTING OFFICER:

 /s/ PAUL A. HELBLING                 Chief Financial Officer                         April 12, 2002
------------------------------------
 Paul A. Helbling


        DIRECTORS:

 /s/ WILLIAM D. SAVOY                 Chairman of the Board                           April 12, 2002
------------------------------------
 William D. Savoy

 /s/ D. SCOTT ELDER                   Executive Vice President and Director           April 12, 2002
------------------------------------
 D. Scott Elder

 /s/ ROSS W. JARDINE                  Executive Vice President and Director           April 12, 2002
------------------------------------
 Ross W. Jardine

 /s/ HANS VON MEISS                   Director                                        April 12, 2002
------------------------------------
 Hans von Meiss

 /s/ STEPHEN C. WOOD                  Director                                        April 12, 2002
------------------------------------
 Stephen C. Wood

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders of INVESTools Inc.:

We have audited the accompanying consolidated balance sheet of INVESTools Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001, and the related consolidated statement of operations, comprehensive income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of INVESTools Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

Houston, Texas
April 12, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Boards of Directors of
ZiaSun Technologies, Inc.


We have audited the accompanying balance sheet of ZiaSun Technologies, Inc. and subsidiaries (the Company) as of December 31, 2000 and the related statements of operations and comprehensive income, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of ZiaSun Technologies, Inc. and subsidiaries as of December 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO SEIDMAN, LLP
BDO Seidman, LLP
Los Angeles, California
March 9, 2001, except for
Notes 4 and 5, which are as of
April 13, 2001

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders ZiaSun Technologies, Inc. and Subsidiaries Solana Beach, California

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 1999 of ZiaSun Technologies, Inc. and Subsidiaries. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ZiaSun Technologies, Inc. and Subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


/s/ JONES, JENSEN & COMPANY
Jones, Jensen & Company
Salt Lake City, Utah
March 25, 2000

                        INVESTOOLS INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                                           DECEMBER 31,
                                                                              ---------------------------------------
                                                                                     2001                2000
                                                                               ------------------ -------------------
 ASSETS
 Current assets:
   Cash and cash equivalents                                                       $    6,281        $     3,852
   Accounts receivable, net (allowance: $150 at December 31, 2001)                      1,560                954
   Amounts due from related parties                                                        15                  -
   Other current assets                                                                   407                266
                                                                                    ---------         ----------
    TOTAL CURRENT ASSETS                                                                8,263              5,072

 Goodwill and intangibles, net                                                         40,945             35,802
 Deferred tax assets                                                                    5,545                  -
 Furniture, fixtures and equipment, net                                                   436                364
 Investments                                                                                -              6,055
 Net assets of discontinued operations                                                      -                404
 Other assets                                                                               -                 16
                                                                                    ---------         ----------
    TOTAL ASSETS                                                                   $   55,189        $    47,713
                                                                                   ==========        ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable                                                                $    3,787        $     1,856
   Deferred revenue                                                                     3,616              2,456
   Accrued payroll                                                                        867                  -
   Accrued tax liabilities                                                                705                688
   Shares subject to rescission                                                           366                614
   Other current liabilities                                                            1,502                  -
                                                                                    ---------         ----------
    TOTAL LIABILITIES, CURRENT                                                         10,843              5,614

Minority interest liability                                                                2                  -

 STOCKHOLDERS' EQUITY:
   Convertible preferred stock (liquidation preference $25 per share)
    (120,000 shares issued and outstanding at December 31, 2001)                            1                  -
   Common stock (40,792,219 and, 32,675,330 shares issued and outstanding at
    December 31, 2001 and 2000, respectively)                                             408                 33
   Additional paid-in capital                                                         125,855            116,909
   Treasury stock, at cost (360,700 shares at December 31, 2000)                            -               (800)
   Deferred stock compensation                                                              -                (36)
   Accumulated deficit                                                                (81,920)           (74,007)
                                                                                    ---------         ----------
    TOTAL STOCKHOLDERS' EQUITY                                                         44,344             42,099
                                                                                    ---------         ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $   55,189        $    47,713
                                                                                   ==========        ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                        INVESTOOLS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                              YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------------------
                                                                      2001              2000              1999
                                                                 ----------------  ----------------  ----------------
REVENUE                                                           $    52,691        $   54,667        $   23,620

COSTS AND EXPENSES:
  Cost of revenue                                                      22,794            21,157            13,026
  General and administrative expense                                   20,883            24,746             5,493
  Related party expense                                                 6,004               386               190
  Depreciation and amortization expense                                 4,536             3,140               541
  Write down of assets and other charges                                6,454            73,051                 -
                                                                    ----------        ----------        ----------
    Total costs and expenses                                           60,671           122,480            19,250
                                                                    ----------        ----------        ----------
    Net income (loss) from operations                                  (7,980)          (67,813)            4,370

OTHER INCOME (EXPENSE):
  Loss on sale of assets                                                  (38)                -                 -
  Interest income and other, net                                          (13)              367                17
                                                                    -----------       ----------        ----------
    Total other income (expense)                                          (51)              367                17
                                                                    -----------       ----------        ----------
NET INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTEREST, AND
DISCONTINUED OPERATIONS                                                (8,031)          (67,446)            4,387
  Minority interest income                                                (11)                -                 -
  Income tax expense                                                        -             3,101             1,755
                                                                    ----------        ----------        ----------
NET INCOME (LOSS) FROM CONTINUING OPERATIONS                           (8,020)          (70,547)            2,632
  Income (loss) from discontinued operations, net of tax                 (132)           (2,922)              648
  Gain (loss) on disposal of discontinued operations, net of
  tax                                                                     249            (3,757)            2,684
                                                                    ----------        ----------        ----------
NET INCOME (LOSS)                                                      (7,903)          (77,226)            5,964
  Preferred stock dividend                                                (10)                -                 -
                                                                    ----------        ----------        ----------

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                 $   (7,913)       $  (77,226)       $    5,964
                                                                    ==========        ==========        ==========
Net income (loss) per common share - basic:
  Continuing operations                                            $    (0.25)       $    (2.37)       $     0.12
  Discontinued operations                                                0.01             (0.23)             0.15
                                                                    ----------        ----------        ----------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                      (0.24)            (2.60)             0.27
                                                                    ==========        ==========        ==========
Basic weighted average shares outstanding                              32,684            29,744            21,770
                                                                    ==========        ==========        ==========
Net income (loss) per common share - diluted:
  Continuing operations                                            $    (0.25)       $    (2.37)       $     0.10
  Discontinued operations                                                0.01             (0.23)             0.13
                                                                    ----------        ----------        ----------
NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS                      (0.24)            (2.60)             0.23
                                                                    ==========        ==========        ==========
Diluted weighted average shares outstanding                            32,684            29,744            25,796
                                                                    ==========        ==========        ==========

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (in thousands)

                                                                               YEARS ENDED DECEMBER 31,
                                                                   --------------------------------------------------
                                                                       2001              2000              1999
                                                                   --------------    --------------    --------------
Net income (loss)                                                  $   (7,903)       $  (77,226)         $   5,964
Foreign currency translation adjustment                                     -               (54)                15
                                                                     --------          ---------         ---------
Comprehensive income (loss)                                        $   (7,903)       $  (77,280)         $   5,979
                                                                    ==========        ==========          =========

       The accompanying notes are an integral part of these consolidated financial statements.

                        INVESTOOLS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)

                                           PREFERRED STOCK            COMMON STOCK
                                       ------------------------- ------------------------   ADDITIONAL
                                                                                              PAID-IN         TREASURY
                                         SHARES       AMOUNT       SHARES      AMOUNT         CAPITAL           STOCK
                                       ------------ ------------ ---------- -------------   --------------  -----------
 BALANCE, DECEMBER 31, 1998                          $              20,930   $       21      $    8,923          (70)
 Net income                                     -            -           -            -               -            -
 Foreign currency translation
   adjustment                                   -            -           -            -               -            -
 Issuance of stock under stock option
   plans                                        -            -           25           -    -         50            -
 Issuance of treasury stock                     -            -           -            -             407           36
 Change in deferred stock compensation          -            -           -            -               -            -
 Acquisition of subsidiaries                    -            -       1,250            1           3,125            -
                                       ----------   ----------   ---------   ----------     -----------  -----------
 BALANCE, DECEMBER 31, 1999                     -    $       -      22,205    $      22      $   12,505          (34)
 Net loss                                       -            -           -            -               -            -
 Foreign currency translation
   adjustment                                   -            -           -            -               -            -
 Issuance of stock under stock option
   plans                                        -            -          50            -             100            -
 Issuance of common stock for
   services rendered                            -            -         202            -             843            -
 Change in deferred stock compensation          -            -           -            -              50            -
 Additional purchase price for OIA
   acquisition                                  -            -       9,820           10         100,567            -
 Acquisition of subsidiaries                    -            -       1,020            1           2,074            -
 Disposition of subsidiaries                    -            -        (725)           -               -            -
 Warrant grant                                  -            -           -            -              80            -
 Issuance of stock for related party
   debt                                         -            -         104            -             690            -
 Repurchase of common stock                     -            -           -            -               -         (766)
                                       ----------   ----------   ---------   ----------     -----------  ------------
 BALANCE, DECEMBER 31, 2000                     -    $       -      32,676    $      33      $  116,909         (800)
 Net loss                                       -            -           -            -               -            -
 Issuance of common stock for
   services rendered                            -            -          48            -              30            -
 Amortization of deferred stock
   compensation                                 -            -           -            -               -            -
 Stock received for sale of
   subsidiaries held in treasury                -            -           -            -               -         (541)
 Retirement of treasury stock                   -            -      (1,087)          (1)         (1,340)       1,341
 4% convertible preferred stock
   dividends                                    -            -           -            -               -            -
 Increase in par value of common stock          -            -           -          284            (284)           -
 Issuance of common stock for
   acquisition of Telescan                    120            1       9,155           92          10,226            -
 Reclass to equity of share
   rescission liability                         -            -           -                          314            -
                                       ----------   ----------   ---------    ---------      ----------   ----------
 BALANCE, DECEMBER 31, 2001                   120    $       1      40,792    $     408      $  125,855   $        -
                                       ==========    =========   =========    =========      ==========   ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                        INVESTOOLS INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)
                                   (Continued)

                                                   DEFERRED         ACCUMULATED
                                                     STOCK         COMPREHENSIVE       ACCUMULATED
                                                 COMPENSATION         INCOME             DEFICIT            TOTAL
                                                ---------------- ------------------ ------------------- ---------------
 BALANCE, DECEMBER 31, 1998                       $       (40)       $       39       $     (2,745)     $      6,128
 Net income                                                 -                 -              5,964             5,964
 Foreign currency translation adjustment                    -                15                  -                15
 Issuance of stock under stock option plans                 -                 -                  -       -        50
 Issuance of treasury stock                                 -                 -                  -               443
 Change in deferred compensation                           10                 -                  -                10
 Acquisition of subsidiaries                                -                 -                  -             3,126
                                                  -----------        ----------     --------------      ------------

 BALANCE, DECEMBER 31, 1999                        $      (30)      $        54        $     3,219       $    15,736
 Net loss                                                   -                 -            (77,226)          (77,226)
 Foreign currency translation adjustment                    -               (54)                 -               (54)
 Issuance of stock under stock option plans                 -                 -                  -               100
 Issuance of common stock for services rendered             -                 -                  -               843
 Change in deferred compensation                           (6)                -                  -                44
 Additional purchase price for OIA acquisition              -                 -                  -           100,577
 Acquisition of subsidiaries                                -                 -                  -             2,075
 Disposition of subsidiaries                                -                 -                  -                 -
 Warrant grant                                              -                 -                  -                80
 Issuance of stock for related party debt                   -                 -                  -               690
 Repurchase of common stock                                 -                 -                  -              (766)
                                                  -----------        ----------       ------------      -------------

 BALANCE, DECEMBER 31, 2000                        $      (36)      $         -        $   (74,007)      $    42,099
 Net loss                                                   -                 -             (7,903)           (7,903)
 Issuance of common stock for services rendered             -                 -                  -                31
 Amortization of deferred stock compensation               36                 -                  -                36
 Stock received for sale of subsidiaries                    -                 -                  -              (541)
 Retirement of treasury stock                               -                 -                  -                 -
 4% convertible preferred stock dividends                   -                 -                (10)              (10)
 Increase in par value of common stock                      -                 -                  -                 -
 Issuance of common stock for acquisition of
   Telescan                                                 -                 -                  -            10,318
 Reclass to equity of share rescission liability            -                 -                  -               314
                                                  -----------        ----------       ------------      -------------

 BALANCE, DECEMBER 31, 2001                        $        -       $         -        $   (81,920)      $    44,344
                                                  ===========       ===========        ===========       ===========

      The accompanying notes are an integral part of these consolidated financial statements.

                        INVESTOOLS INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                     YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------------------
                                                           2001               2000                1999
                                                      ----------------   ----------------    ----------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net income (loss)                                       $ (7,903)          $(77,226)           $   5,964
   Reconciling adjustments:
    Write off of and loss on equity investment              5,805                200                    -
    Discontinued operations                                  (117)             6,679               (3,332)
    Depreciation and amortization                           4,536              3,140                  283
    Impairment of goodwill                                      -             71,756                    -
    Common stock/options/warrants for services                 31                923                    -
    Accrued interest on share rescission                      156                  -                    -
   Changes in operating assets and liabilities, net
      of the effects of acquisitions
    (Increase) decrease in accounts receivable                277               (211)                (405)
    (Increase) decrease in amounts due from related
      parties                                                 (15)                68                  (68)
    (Increase) decrease in other assets                        25               (109)                 (27)
    Increase in deferred revenue                              282              2,456                    -
    Increase in accounts payable and accrued expenses         870                983                  586
    Increase (decrease) in taxes payable                     (819)            (1,470)               2,159
   Other                                                       63                939               (1,940)
                                                         --------           --------            ---------
      Net cash provided by operating activities             3,191              8,128                3,220

 CASH FLOWS FROM INVESTING ACTIVITIES:

   Acquisition of Telescan, net of cash acquired of
     $696                                                    (347)                 -                 (400)
   Investment in affiliate                                   (250)            (6,255)                   -
   Purchases of furniture, fixture and equipment              (88)              (197)                (238)
   Proceeds from sale of assets                                47                  -                    -
   Payment related to sale of discounted operations,
     net                                                      (20)                 -                5,000
   Earn-out payment to former shareholders of
     subsidiary                                                 -             (6,000)                   -
   Investment in discontinued subsidiary                        -               (300)                   -
   Investing activities of discontinued operations              -                (54)                   -
   Other                                                       13                  2                    -
                                                         --------           --------            ---------
      Net cash provided by (used in) investing
        activities                                           (645)           (12,804)               4,362

 CASH FLOWS FROM FINANCING ACTIVITIES:

   Payments on share rescission liability                     (90)                 -                    -
   Payments on capital lease obligations                      (17)                 -                    -
   Payments of preferred dividends                            (10)                 -                    -
   Financing activities of discontinued operations              -                (89)                   -
   Purchase of treasury stock                                   -               (766)                   -
   Sale of the Company's common stock by a subsidiary           -                  -                  443
   Proceeds from related party note payable                     -                  -                  690
   Proceeds from exercise of stock options                      -                100                   50
                                                         --------           --------            ---------
      Net cash provided by (used in) financing
        activities                                           (117)              (755)               1,183
                                                         --------           --------            ---------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS:          2,429             (5,431)               8,765

 CASH AND CASH EQUIVALENTS:

   Beginning of year                                        3,852              9,283                  518
                                                         --------           --------            ---------
   End of year                                           $  6,281           $  3,852            $   9,283
                                                         ========           ========            =========

 OTHER NON-CASH INVESTING AND FINANCING ACTIVITIES
      WERE AS FOLLOWS:
   Stock received for sale of discontinued
    operations                                          $     541          $       -           $       -
   Stock issued for purchase of subsidiaries                    -            102,653               3,125
   Conversion of related party note payable to
   common stock                                                 -                690                   -
   Issuance of stock subject to rescission                      -                614                   -

  The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION

         THE COMPANY

         INVESTools Inc. (the "Company") is a provider of investor education worldwide. The Company offers classroom workshops domestically and abroad. Parallel investor education products are offered on videotape and online. The Company was incorporated in Delaware on May 21, 2001, but did not begin business operations until December 6, 2001, when the merger transaction (the "Merger") pursuant to the Second Amended and Restated Agreement and Plan of Merger (the "Merger Agreement"), dated September 25, 2001, between the Company, ZiaSun Technologies, Inc. , a Nevada corporation ("ZiaSun"), and Telescan, Inc. a Delaware corporation ("Telescan"), was consummated. The stockholders of ZiaSun and Telescan approved the Merger Agreement on December 6, 2001.

         As a result of the Merger, ZiaSun and Telescan each became wholly owned subsidiaries of the Company. The stock-for-stock merger transaction resulted in (i) each share of ZiaSun common stock being converted into the right to receive one share of the Company's common stock, (ii) each share of Telescan common stock being converted into the right to receive 0.55531 of a share of the Company's common stock and (iii) each share of Telescan preferred stock being converted into one share of the Company's preferred stock. No fractional shares of the Company's common stock were issued and cash, without interest, was paid in lieu of fractional shares. Following the close of the Merger, former ZiaSun shareholders owned approximately 75% of the Company's common stock and former Telescan shareholders owned approximately 25%. The Merger was accounted for under the purchase method of accounting.

         Although ZiaSun and Telescan were both wholly-owned subsidiaries of INVESTools, following the Merger, ZiaSun was deemed the acquirer for accounting purposes. Therefore, all of the historical financial information herein represents the financial results for ZiaSun for the periods prior to the Merger. The Merger was accounted for as a purchase; therefore, results for Telescan are included in the consolidated financial results only for the period immediately following the Merger from December 6, 2001 through December 31, 2001. Refer to Note 3 for more information regarding the financial statement impact of the Merger.

         ZiaSun's wholly-owned subsidiaries include: Online Investors Advantage, Inc. ("OIA"), Seminar Marketing Group, Inc. ("SMG") and Memory Improvement Systems, Inc. ("MIS"), which is a wholly-owned subsidiary of OIA. Additionally, ZiaSun owns a 75% interest in INVESTools Asia Pacific Pte., Ltd. ("OIA Asia"). OIA Asia owns 100% of INVESTools Hong Kong. SMG and MIS are dormant companies with no operations and INVESTools Hong Kong is a development stage company with minimal operations.

         Telescan owns 100% of INVESTools, Inc., a California corporation, which provides investment advisory newsletters on the Internet.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries for which the Company exercises control. All significant intercompany transactions have been eliminated.

         USE OF ESTIMATES

         Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and the reported amounts of revenues and expenses. Management believes the most significant estimates and assumptions are associated with the valuation of intangibles, goodwill and deferred taxes. If the underlying estimates and assumptions, upon which the financial statements are based, change in future periods, actual amounts may differ from those included in the accompanying consolidated financial statements.

         SEGMENT REPORTING

         The Company's business activities are represented by two identifiable business segments: Investor Education and Publishing and Business Services. The Investor Education segment primarily includes all of the Company's instructor-led educational programs as well as the home study educational programs. The Publishing and Business Services Segment includes the Company's newsletter and other investor education publications, and Web site development and hosting services of financial service Web sites to third parties. Prior to the Merger, ZiaSun operated in a single segment.

         Financial information regarding reportable business segments and international operations appears in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 13 to the Consolidated Financial Statements.

         FINANCIAL INSTRUMENTS

         The carrying value of the Company's financial instruments approximate fair value. Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities.

         CASH AND CASH EQUIVALENTS

         The Company considers all cash and cash investments with an original maturity of three months or less to be cash equivalents. The Company has invested excess cash in commercial paper and money market accounts and amounts included in the consolidated financial statements approximate fair value at the balance sheet date.

         The Company maintains deposits in banks, which may exceed the amount of federal deposit insurance available. Management believes the potential risk of loss on these accounts to be minimal.

         ACCOUNTS RECEIVABLE

         Approximately 90% of the revenue received for workshops, products and Web site subscriptions are paid by credit cards and, as a result their collection is virtually guaranteed. Therefore, no allowance for doubtful accounts is provided related to these receivables. Receivables from customers billed for other services are reserved when collection becomes doubtful. The Company recorded bad debt expense of $150,000 for the year ended December 31, 2001.

         FURNITURE, FIXTURES AND EQUIPMENT

         Furniture, fixtures and equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line method over the estimated useful lives of the assets, which range from three to ten years. Equipment under capital lease is amortized over the lesser of the remaining useful lives of the equipment or the lease term.

         Depreciation expense was approximately $83,000, $140,000 and $41,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         INVESTMENTS

         Periodically, the Company will invest in private companies or joint ventures. When the investment is less than 20% of ownership and the Company does not have the ability to exercise significant influence over the entity's operations, the Company accounts for the investment under the cost method. Under this method, the value of the investment is adjusted only for capital contributions and distributions and the carrying value is monitored for impairment by reviewing operating performance and cash flow forecasts. When the Company has an investment in a company that is between 20% and 50%, or the Company exercise significant influence over the operations, it is accounted for under the equity method where the investment balance is adjusted each period to reflect the proportionate change in earnings which is included in the income statement. When the Company owns more than a 50% interest in a company, control is assumed and the entity is consolidated with the proportionate earnings and investment not controlled by the Company reflected in the consolidated financial results as minority interest. At December 31, 2001, the minority interest amounts included in the financial statements primarily represent the share of loss associated with the minority ownership interest in OIA Asia and INVESTools Hong Kong. Refer to Notes 3 and 5 for detailed discussions of the Company's acquisitions and investments.

         GOODWILL AND INTANGIBLE ASSETS

         Goodwill, which represents the excess costs over the fair value of net assets acquired, has historically been amortized on a straight-line basis over 10 years. Goodwill amortization included in the consolidated statement of operations was $4.4 million, $3.0 million and $500,000 in 2001, 2000 and 1999, respectively. Beginning January 1, 2002, goodwill will not be amortized but will be tested for impairment annually and any necessary adjustment charged to expense, in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS."

         Goodwill related to the acquisition of Telescan which totals $9.1 million will not be amortized as it was acquired after the adoption of SFAS No. 141 and will be tested for impairment annually.

         In connection with the acquisition of Telescan, the Company reviewed the intangible assets acquired and valued them in accordance with SFAS No. 141 and No. 142. Using a valuation methodology allowable under SFAS No. 141, the Company determined that its software platform including ProSearch and its Orbit marketing/publishing engine should be capitalized at a value of $250,000 each and assigned useful lives of 10 and 5 years, respectively. The lives were determined based on the proprietary nature of the software, absence of equivalent competitive products and the unlikelihood of any being developed, and the useful lives already realized.

         IMPAIRMENT OF LONG LIVED ASSETS AND GOODWILL

         In accordance with the provisions of SFAS 121, the Company reviews long lived assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If indicators suggest that impairment is probable, the Company will prepare an estimate of undiscounted future cash flows expected to result from the use of the asset. If impairment is indicated, an adjustment will be made to reduce the carrying amount of the asset to its fair value. The Company did not recognize any such impairment in 2001 and 1999. In 2000, the Company adjusted the carrying value of goodwill to its estimated fair value, resulting in a non cash write down of $72.0 million which is included in "Write down of assets and other charges" in the consolidated statement of operations.

         INCOME TAXES

         Deferred tax assets and liabilities are recognized for temporary differences between the financial reporting basis and the tax basis of assets and liabilities, at the enacted tax rates expected to be in effect when the temporary differences reverse.

         A valuation allowance for deferred tax assets is provided if it is more likely than not that some portion of the deferred tax asset will not be realized. An increase or decrease in a valuation allowance that results from a change in circumstances that causes a change in judgment about the realizability of the related deferred tax asset is included in income.

         The Company paid $552,000, $5.0 million and $1.5 million in taxes in 2001, 2000 and 1999, respectively.

         TREASURY STOCK

         The Company accounts for its purchases treasury stock at cost.

         REVENUE RECOGNITION

         Revenue is not recognized until it is realized or realizable and earned. The criteria to meet this guideline are: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable and collectibility is reasonably assured.

         The Company primarily derives revenue from the following sources: (1) instructor-led educational programs; (2) subscriptions to INVESTools.com, InvestorToolbox.com and
         IndividualInvestor@WallStreetCity.com; and (3) development and delivery of branded investor education programs for third parties. License fees and hosting revenue are recognized ratably over the term of the hosting arrangements, which range from two to five years. Development revenue is recognized when Web site development is complete, the Web site has been launched and hosting has begun. Revenue for all other services is recognized in the period in which the services are provided.

         Amounts billed for shipping are classified as sales and costs incurred for shipping are classified at cost of sales in the consolidated income statement.

         DEFERRED REVENUE

         Deferred revenue is recordable for cash received for which services have not been provided The Company collects Web site and newsletter subscriptions for periods ranging from six months to twelve months. The Company also collects fees for license and service fees. These fees are recognized into revenue over the period of the contractual obligation.

         FOREIGN CURRENCIES

         The Company's functional currency is the U.S. dollar. Accordingly, foreign entities translate monetary assets and liabilities at year-end exchange rates, while non-monetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation, which is translated at historical rates. Due to immateriality, gains and losses resulting from the translation of foreign financial statements and from foreign currency transactions are included in other income and expense in the Consolidated Statements of Operations.

         STOCK-BASED COMPENSATION

         SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, allows companies to adopt either of two methods for accounting for stock options. The Company accounts for its stock based compensation plans under APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. In accordance with SFAS No. 123, certain pro forma disclosures are provided in Note
         10. The Company's long-term incentive plans provide for the award of stock options to employees and directors. The Company periodically grants options to non-employees, which are accounted for in accordance with SFAS No. 123.

         ADVERTISING COSTS

         Advertising costs are expensed when the initial advertisement is run and are included in general and administrative expenses. Advertising costs for the years ended December 31, 2001, 2000 and 1999 were $9.9 million, $6.9 million, and $2.6 million, respectively.

         COSTS OF ACQUISITION OPPORTUNITIES

         Internal costs associated with a business combination are expensed as incurred. Direct and incremental costs related to successful negotiations where the Company is the acquiring company are capitalized as part of the cost of the acquisition. Costs associated with unsuccessful negotiations are expensed when it is probable that the acquisition will not occur.

         EARNINGS (LOSS) PER SHARE

         Earnings (loss) per share are computed by using the weighted average number of shares of common stock converted and outstanding. At December 31, 2001 and 2000, there were approximately 836,000 and 31,000 shares, respectively, of common stock potentially issuable with respect to stock options and convertible preferred stock, which were excluded from the net earnings (loss) per share calculation because they are antidilutive.

         RECENTLY ISSUED ACCOUNTING STANDARDS

         In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. Statement No. 144 supersedes FASB Statement No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF and the accounting and reporting provisions of APB Opinion No. 30, REPORTING THE RESULTS OF OPERATIONS - REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS for the disposal of a segment of a business. The purpose of this statement was to bring together two accounting models for disposing of long-lived assets under one framework. In addition, Statement No. 144 eliminates the exception to consolidation for a subsidiary for which control is likely to be temporary. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2001.

         In June 2001, the FASB issued Statement No. 143, ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS. Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002.

         Management believes that adoption of FASB Statements No. 144 and 143 will not have a material impact on the consolidated results of operations or financial position of the Company.

         In June 2001, the FASB issued Statement No. 141, BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. Statement No. 141 addresses financial accounting and reporting for goodwill and other intangible assets acquired in a business combination upon acquisition. Statement No. 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

         The provisions of Statement No. 141 apply to all business combinations initiated after June 30, 2001. The provisions also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

         The provisions of Statement No. 142 are required to be applied starting with fiscal years beginning after December 15, 2001. Goodwill and intangible assets acquired after June 30, 2001, will be subject immediately to the amortization provisions of this Statement.

         According to a preliminary analysis, management believes that adoption of these new pronouncements will likely result in a write down of goodwill from the acquisitions of OIA and Telescan.

         RECLASSIFICATIONS

         Certain prior years' balances have been reclassified to conform to the current year's presentation. These reclassifications had no impact on operating results.

2.       BALANCE SHEET COMPONENTS (IN THOUSANDS):

           FURNITURE, FIXTURES AND EQUIPMENT:                                   2001                  2000
                                                                         -------------------     ---------------
           Property, computer and other equipment                            $    418                $    289
           Furniture and fixtures                                                 115                     170

           Leasehold improvements                                                  64                      77
                                                                             --------                --------
              Total property and equipment                                        597                     536
           Less: accumulated depreciation and amortization                       (161)                   (172)
                                                                             ---------               ---------
              FURNITURE, FIXTURES AND EQUIPMENT, NET                         $    436                $    364
                                                                             ========                ========
           OTHER CURRENT LIABILITIES:                                          2001
                                                                         ------------------
           Accrued royalties                                                 $    484
           Accrued acquisition costs                                              458
           Accrued workshop expenses                                              275
           Current notes payable                                                   58
           Other accruals                                                         227
                                                                              --------
              OTHER CURRENT LIABILITIES                                      $  1,502
                                                                             =========

         There were no other current liabilities at December 31, 2000.
           ACCRUED TAX LIABILITIES:                                            2001                 2000
                                                                        -------------------    ----------------
           Federal taxes payable                                                    -                  27
           Sales taxes payable                                                    644                 548
           Foreign taxes payable                                                   61                 113
                                                                           -----------             -------
              ACCRUED TAX LIABILITIES                                       $     705              $  688
                                                                            ==========             =======

3.       ACQUISITIONS

         2001 ACQUISITIONS

         As discussed in Note 1, the Company was formed pursuant to a merger between Telescan and ZiaSun approved on December 6, 2001, by the stockholders of both companies. ZiaSun stockholders received one share of INVESTools stock for each ZiaSun share they owned as of the record date, Telescan common stockholders received 0.55531 shares of INVESTools common stock for each Telescan common share they owned as of the record date and Telescan preferred stockholders received one share of INVESTools preferred stock for each Telescan preferred share they owned at the record date. As of December 31, 2001, 40,792,219 shares of INVESTools common stock and 120,000 shares of preferred stock had been issued to the former shareholders of ZiaSun and Telescan.

         The Merger was accounted for under the purchase method of accounting. Although ZiaSun and Telescan are both wholly-owned subsidiaries of INVESTools, ZiaSun was deemed the acquirer of Telescan for accounting purposes. Costs ZiaSun incurred related to the acquisition totaling $1 million are included in the purchase price. Costs that Telescan incurred related to the acquisition were expensed on Telescan's financial statements prior to the date of the opening balance sheet.

         Under the terms of the Merger Agreement, the Company assumed Telescan's outstanding options in the Merger resulting in an increase of 596,020 options to purchase shares of the Company's common stock. The Company did not allocate any cost to these options, as the portion that had not yet vested had no intrinsic value at the opening balance sheet date.

         Upon the closing of the Merger, certain officers of ZiaSun were entitled to receive Merger Transition Awards in cash that vest on the anniversary date of the Merger for the next three years totaling $3.4 million as long as these officers are still employed with the Company. These awards will be expensed over the next three years.

         The purchase price for the acquisition consisted of the following (in thousands):

               Value of common stock and options issued                    $   10,318
               Transaction costs                                                1,043
                                                                           ----------
                       Total purchase price                                $   11,361
                                                                           ==========

         The purchase price for the acquisition was allocated as follows (in thousands):

               Current assets                                              $    1,733
               Current liabilities                                            (4,914)
               Furniture, fixtures and equipment                                  125
               Deferred tax asset                                               4,799
               Intangibles                                                        500
               Goodwill                                                         9,118
                                                                           ----------
                       Total purchase price                                $   11,361
                                                                           ==========

         The Company expects to amortize the value assigned to the intangible assets on a straight-line basis over 5 to 10 years.

         The following unaudited pro forma results of operations for the year ended December 31, 2001, 2000 and 1999, respectively, assumes the acquisition of Telescan occurred on January 1, 2000, and assumes the purchase price has been allocated to the assets purchased and the liabilities assumed based on their values at the date of acquisition. Pro forma net loss includes amortization of the intangible assets and the one time adjustment of $661,000 related to salary adjustments related to the merger.

                                                                   YEAR ENDED DECEMBER 31,
                                                                   -----------------------
            (in thousands, except per share data )          2001              2000            1999
                                                            ----              ----            ----
           Total revenue                                 $  69,441         $ 89,457       $   48,824
           Net loss from continuing operations             (18,978)         (98,381)            (950)
           Net loss attributable to common
              stockholders                                 (19,099)         (98,531)          (1,100)
           Diluted loss per share from continuing
              operations                                     (0.54)           (2.53)           (0.03)

         The foregoing unaudited pro forma results of operations are presented for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the dates indicated. Furthermore, such unaudited pro forma results of operations are not necessarily indicative of future operating results of the combined companies, due to changes in operating activities following the merger, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.

         On September 7, 2001, OIA along with two Singapore individuals, entered into a Joint Venture Agreement under which the parties formed a Singapore corporation, OIA Asia, to expand OIA's business in the Asian marketplace, including the performance of marketing services, the distribution of OIA's materials and conducting workshops initially in Singapore, Malaysia, Brunei and Hong Kong. OIA Asia is 75% owned by OIA and 25% owned by the individuals.

         2000 ACQUISITIONS

         In May 2000, ZiaSun entered into an Acquisition Agreement and Plan of Reorganization, under which ZiaSun acquired Asia Prepress Technology, Inc. ("APT"), a Maryland Corporation. ZiaSun received 100% of the common stock of APT in exchange for $100,000 cash and 100,000 shares of restricted common stock of ZiaSun. In addition, ZiaSun assumed the working capital line of credit of APT in the amount of $250,000. ZiaSun acquired APT, an Internet-based provider of electronic book and documentation conversion and data entry services, in an effort to expand ZiaSun's Asian operations. On June 29, 2001, ZiaSun consummated the sale of all outstanding shares of APT. Refer to Note 4, for further details regarding the sale of APT.

         In May 2000, ZiaSun also entered into a Merger Agreement and Plan of Reorganization with Asia Internet Services.com, Inc. ("AIS"), a Maryland Corporation. ZiaSun acquired 100% of the common stock of AIS in exchange for $200,000 cash and 150,000 shares of restricted common stock of ZiaSun. ZiaSun acquired AIS, an Internet-based provider of background customer service for its client's Web sites, in an effort to expand ZiaSun's Asian operations. On June 29, 2001, ZiaSun consummated the sale of all outstanding shares of AIS. Refer to Note 4, for further details regarding the sale of AIS.

         In September 2000, ZiaSun acquired all of the outstanding stock of Seminar Marketing Group, Inc. ("SMG"), a Utah corporation. Pursuant to the terms of the acquisition agreement, ZiaSun issued an aggregate of 370,000 restricted shares of common stock to stockholders of SMG in exchange for such stock. The shares issued to the SMG shareholders were subject to piggyback registration rights. SMG was acquired by ZiaSun to secure various marketing and support services for OIA, such as in-house telephone marketing and consulting for OIA's marketing process. The acquisition of SMG had the effect of eliminating various existing royalties and overrides payable to SMG from OIA, which further reduced certain ongoing commission obligations of OIA. OIA has since assumed the provision of such services directly and SMG is inactive. Refer to
         Note 8, for further details regarding SMG.

         In October 2000, ZiaSun acquired all of the outstanding stock of Memory Improvement Systems, Inc. ("MIS"), a Utah corporation. Pursuant to the terms of the acquisition agreement, ZiaSun issued an aggregate of 400,000 restricted shares of common stock to stockholders of MIS in exchange for such MIS stock. The shares issued to the MIS stockholders were subject to piggyback registration rights. Prior to the acquisition, MIS provided the recruiting and training of professional platform presenters at OIA's ninety minute Introduction to Online Investing seminars. MIS was acquired by ZiaSun in order to eliminate fees, which were a percentage of workshop sales, paid to MIS.

4.       DISCONTINUED OPERATIONS

         On May 10, 2001, ZiaSun sold its subsidiary Momentum Asia, Inc. ("MAI"). ZiaSun acquired MAI on October 5, 1998 in a stock-for-stock exchange. Under the terms of the sale agreement, the Company received 200,000 shares of ZiaSun common stock that were owned by the purchaser. In connection with the sale, ZiaSun paid MAI $50,000 to provide MAI with working capital and MAI transferred to ZiaSun 130,000 shares of ZiaSun common stock that was owned by MAI. All the shares acquired as a result of this transaction, were subsequently canceled. The Company recognized a $564,000 gain on the sale in 2001.

         On June 29, 2001, ZiaSun sold Asia PrePress Technology, Inc. ("APT"), a wholly-owned subsidiary of ZiaSun acquired on May 22, 2000. The Company received 100,000 restricted shares of ZiaSun common stock owned by the purchaser and have been canceled, and for $50,000 note payable in two installments to ZiaSun over a three year period. Further, APT obtained the release of ZiaSun's guaranty of APT's line of credit with First Union National Bank. The Company recognized a $385,000 loss on the sale in 2001.

         On June 29, 2001, ZiaSun sold Asia Internet Servies.com, Inc. ("AIS"), a wholly owned subsidiary of ZiaSun acquired on May 22, 2000. The Company received 150,000 restricted shares of ZiaSun common stock owned by the purchaser and have been canceled, and for $100,000 note payable in two installments to ZiaSun over a three year period. The Company recognized a $176,000 gain on the sale in 2001.

         On October 1, 2001, ZiaSun sold its entire 25% equity interest (5,400,000 restricted shares) in Asia4Sale.com, Inc. in consideration for 200,000 shares of ZiaSun common stock and $30,000 in cash payable at closing. Following the close of the transaction in early October 2001, the 200,000 shares of ZiaSun common stock were canceled. The Company recognized a $106,000 loss on the sale in 2001.

         Net assets of discontinued operations at December 31, 2000 consisted of the following (in thousands):

                                                                           2000
                                                                     ----------------
               Cash                                                     $      191
               Accounts receivable, net                                        168
               Prepaid expenses and other assets                                 7
               Equipment                                                       143
                                                                        ----------
               Total assets                                                    509
                                                                        ----------
               Line of credit                                                   70
               Accounts payable and other liabilities                           35
                                                                        ----------
               Total Liabilities                                               105
                                                                        ----------
               Net assets of discontinued operations                    $      404
                                                                        ==========

5.       INVESTMENTS

         In July 2000, the Company entered into a venture fund agreement with the McKenna Group, a third party entity. The name of the newly formed fund is McKenna-ZiaSun ("MKZ" or the "Fund"). The purpose of the Fund is to invest in emerging, early-stage technology companies, either through the McKenna Venture Accelerator, now known as McKenna Capital, LLC ("MVA"), a limited liability company formed in July 2000, or through other means as determined by the Investment Board of MKZ. Under the terms of the venture fund agreement, as amended, the Company shall receive 60% of the distributed profits of MKZ, and the McKenna Group will receive 40%. The accounts of MKZ have been consolidated with those of the Company and its subsidiaries as ZiaSun controls the investment making decisions of the Fund. The Company issued 100,000 shares of restricted common stock in 2000 to two advisors, one of whom is a related party (see Note 12) who assisted in consummating the venture fund agreement. The Company recorded expense of $433,000 related to the restricted stock grant, which is the estimated fair value of the stock on the date of grant. The Company recorded operating expense related to MKZ of approximately $649,000 and $1,095,000, included in the Statement of Operations under the caption "Write down of assets and other charges," in 2001 and 2000, respectively.

         Under the original MKZ agreement, the Company agreed to fund MKZ with $15,000,000. However, in April 2001, the Company and the McKenna Enterprises, Inc. agreed to limit ZiaSun's commitment to MKZ to $9,150,000, $7,500,000 of which had been contributed to MKZ during the year ended December 31, 2000. As of December 31, 2000, the Company had an outstanding commitment to MKZ in the amount of $1,650,000. During 2001, the Company contributed $250,000 to MKZ.
         By agreement between the McKenna Group, McKenna Enterprises, Inc.
         and ZiaSun in December 2001, certain assets and liabilities of the Fund were specifically assumed by the parties with McKenna Enterprises, Inc. taking 100% ownership of certain equity investments and assuming responsibility for a $504,000 funding obligation to MVA and ZiaSun taking 100% ownership of the investment in MVA and assuming responsibility for a $1,400,000 funding obligation to MVA. MKZ had no other assets and liabilities than those described herein.

         The Company has determined that the best use of its liquid assets is to keep them available to finance its core Investor Education business. In April 2002, the Company reached an agreement with the other parties that it will contribute its investment in MVA to MVA as in-kind satisfaction of its $1,400,000 funding obligation (see Note 15).

         The Company has certain investments valued at zero, which it acquired in its merger with Telescan. All such investments had been earlier written off by Telescan.

         The Company accounts for its investment in MVA under the equity method of accounting. The Company recorded approximately $1.2 million and $200,000 in 2001 and 2000, respectively, related to equity in losses of MVA. In conjunction with the agreement to liquidate its investment in MVA, as disclosed above, the Company believes its investment in MVA is impaired. The Company recorded a non-cash charge of approximately $4.6 million related to the impairment of its investment in MVA. Both the equity in losses and the write down of the investment are included in the Statement of Operations under the caption "Write down of assets and other charges."

6.       INCOME TAXES

         Prior to the Merger, ZiaSun and Telescan filed separate consolidated income tax returns. The entities will file short period returns to report taxable income (loss) until the date of Merger. Operations from December 6, 2001 through December 31, 2001 for both ZiaSun and Telescan (and their subsidiaries) will be reported on the Company's consolidated return.

         At December 31, 2001, the Company had net operating loss carryforwards for income tax reporting purposes of approximately $5 million, which expire in years 2009 to 2020.

         The provision for income taxes consists of the following components (in thousands):

                                        2001              2000               1999
                                  ----------------- -----------------  ----------------
                U. S.                 $        -       $   3,101          $   1,755
                Foreign                        -               -                  -
                                      ----------       ---------          ---------

               Total Provision        $        -       $   3,101          $   1,755
                                      ==========       =========          =========

              Federal income taxes were computed as follows (in thousands):

                                                                             Years Ended December 31,
                                                                  -------------------------------------------------
                                                                       2001             2000             1999
                                                                  ---------------   --------------  ---------------
               Tax at statutory rates                                $   (2,727)       $ (23,986)      $    895
                Nondeductible goodwill                                    1,522           25,453              -
                Write-off of property and equipment                         580                -              -
                Disallowed loss on foreign subsidiaries                      15            1,227              -
                Taxes attributable to discontinued operations                 -                -         (2,029)
                Effect of net income not subject to taxing
                jurisdictions                                                 -              923            (75)
                Benefit of operating loss carryforward                     (636)               -           (142)
                Expenses not deductible for tax purposes                     23                -              -
               Other                                                      1,223             (516)         3,106
                                                                     ----------        ----------      --------
                                                                     $        -        $   3,101       $  1,755
                                                                     ==========        =========       ========


         Deferred income taxes are reflected in the financial statements based on the following (in thousands):

                                                                        2001
                                                                  -----------------
                             Deferred tax assets - net operating
                               loss carryforward                      $    5,545
                             Valuation allowance                               -
                                                                     -----------
                                                                      $    5,545
                                                                     ===========

         There were no material deferred tax assets or liabilities in 2000.

         The Company has not recorded a valuation allowance on its deferred tax asset as it believes that it is more likely than not that the asset will be realized.

7.       COMMITMENTS AND CONTINGENCIES

         COMMITMENTS

                  NOTES PAYABLE

                  The Company has entered into capital lease commitments that expire in 2002. The future minimum lease payments under these agreements are $59,000 for 2002. The present value of these minimum payments totals $58,000, with $1,000 attributable to interest. The interest rates on these leases range from 3% to 6%.

                  INTEREST PAID

                  The Company paid $8,000, $26,000, and $264,000 for interest during the years ended December 31, 2001, 2000 and 1999, respectively.

                  OPERATING LEASES

                  The Company has commitments to lease office space and equipment under non-cancelable operating leases through 2006. Rent expense under operating leases totaled $419,000, $289,000 and $213,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Effective April 1, 2002, one of the Company's wholly-owned subsidiaries, Telescan, Inc., modified its lease for office space. The modified lease reduces the amount of space leased as well as the lease term. The effects of this change have been incorporated into the future minimum payments schedule below.

                  Also, effective April 1, 2002, the Company entered into a non-cancelable operating lease of the data center operations. Rent expense under this lease is $24,000 per month and runs through May 1, 2005. The Company can reduce its use of the space and receive a prorata reduction of lease expense.

                  Future minimum payments under non-cancelable leases are as follows (in thousands):

                          Years Ending December 31,
                        -------------------------------------
                         2002                     $  1,312
                         2003                        1,044
                         2004                        1,023
                         2005                          394
                         2006                          279
                         Thereafter                      -
                                                   -------
                         Total                    $  4,052
                                                  ========

                  EMPLOYMENT AGREEMENTS

                  The Company has employment agreements with Mr. Barba, Mr. Elder, and Mr. Jardine providing for annual compensation of $350,000 per year plus participation in bonus plans. Mr. Elder and Mr. Jardine also have provisions in their agreements for a Merger Transition Award totaling $1.2 million over three years for each of them, provided they are still employed with the Company on the anniversary date of the merger. The employment agreements run through December 2004.

         CONTINGENCIES

         From time to time, the Company is involved in certain legal actions arising from the ordinary course of business. It is the opinion of management, that such litigation will be resolved without a material adverse effect on the Company's financial position or results of operations.

8.       SHARES SUBJECT TO RESCISSION

         In September 2000, the Company acquired all of the issued and outstanding shares of Seminar Marketing Group, Inc. ("SMG") for 370,000 shares of unregistered and restricted shares of the Company's common stock. The issuance of these shares was intended to be issued in a transaction exempt from the registration requirements under the Securities Act of 1933 (Securities Act) pursuant to Rule 506 of Regulation D. Upon subsequent review of the transaction by the Company's attorneys, it was determined that the issuance of the shares did not meet the technical requirements of the Securities Act. In January 2001, the Company made an offer of rescission to the former SMG shareholders pursuant to which they would be compensated with a cash amount equal to the consideration paid for the shares originally granted plus the statutory rate of interest of 12%. The SMG shareholders had until February 6, 2002 to accept or reject the offer. During 2001, the Company paid approximately $90,000 to SMG shareholders to rescind their shares. All but six SMG shareholders accepted the offer to rescind the shares. The liability at December 31, 2001 of $366,000 does not include the amount reclassified from the share rescission liability into additional paid in capital related to these six shareholders as the deadline for these individuals had passed and the possibility of having any of these individuals later exerting their rights to the rescission offer is considered very remote. Refer to Note 15 for additional discussion of first quarter 2002 activity related to the share rescission liability.

9.       STOCKHOLDERS' EQUITY

         CLASSES OF CAPITAL STOCK

         The Company has two classes of capital stock: convertible preferred stock and common stock. The Company is authorized to issue up to 60 million shares of common stock with a par value of $.01 per share and 1 million shares of convertible preferred stock with a par value of $.01 per share.

         As part of the Merger, holders of Telescan 4% Convertible Preferred Stock received 120,000 shares of INVESTools 4% Convertible Preferred Stock. The stock pays $1.00 per share per annum in dividends and is convertible into 1,665,925 shares of Common Stock, which the Company has reserved for such conversion. The Convertible Preferred Stock automatically converts on May 15, 2002.

         COMMON STOCK ACTIVITY

         In 2001, the Company compensated its Board of Directors members with a total of 48,000 shares of restricted common stock for their service. The Company recorded expense of $30,000, the estimated fair value of the stock issued.

         In November 2000, the Company compensated its Board of Directors members with 71,660 shares of restricted common stock for their service. The Company recorded expense of $136,871, the estimated fair value of the stock issued.

         In March 2000, the Company issued 30,000 shares of restricted common stock to a consulting firm for services rendered. The Company recorded expense of $273,450, the estimated fair value of the stock issued.

         In March 1999, the Company's Momentum Asia, Inc. subsidiary sold 35,970 shares of treasury stock on the open market for cash. The difference between the cash received and the cost of the treasury shares is presented as additional paid-in capital.

         In connection with the Merger (see Note 3), the Company approved a change of par value of the Company's common stock from $.001 to $.01.

         TREASURY STOCK ACTIVITY

         As the Company sold subsidiaries during 2001, and initiated to a stock buyback program in 2000, the Company had accumulated treasury stock, which is carried in shareholders' equity at average cost. During the fourth quarter of 2001, the Company instructed the transfer agent to retire all outstanding shares of treasury stock.

         DIVIDENDS IN ARREARS

         At December 31, 2001, the Company has a liability of $60,000 for preferred stock dividends that have not been paid.

10.      STOCK OPTION PLANS

         EMPLOYEE STOCK OPTION PLANS

         The Company's purpose of granting stock options is to attract, retain, motivate and reward officers, directors and employees of the Company.

                  DESCRIPTION OF PLANS

                           INVESTOOLS 2001 STOCK OPTION PLAN

                           This plan is the only plan the Company can grant options out of at this time. The Company has reserved
                           6.0 million shares for grant under this plan, which was approved by stockholders in December 2001, for issuance to officers, directors and employees. Incentive options are granted at fair market value of the Company's common stock at the date of grant, as determined by the Board of Directors, and generally expire ten years from the date of grant.

                           TELESCAN STOCK OPTION PLANS

                           The Company reserved 581,540 shares of its common stock for issuance under three stock option plans for the employees and former directors of Telescan. No new options are being granted under these plans. Options granted under these plans were granted at fair market value at the date of grant and generally expire ten years from the date of grant.

                           INVESTOOLS CALIFORNIA STOCK OPTION PLANS

                           The Company reserved 141,480 shares of its common stock for issuance under three stock option plans for employees and consultants of INVESTools, Inc., a California corporation and wholly owned subsidiary of Telescan. No new options are being granted under these plans. Options granted under these plans were granted at fair market value at the date of grant and generally expire ten years from the date of grant.

                           ZIASUN STOCK OPTION PLANS

                           The Company reserved 1,366,500 shares of its common stock for issuance under one stock option plan for the officers, employees and former directors of ZiaSun. No new options are being granted under this plan. Options granted under this plan were granted at fair market value at the date of grant and generally expire ten years from the date of grant. In 2000 one grant from this plan was granted at a discount and deferred compensation of approximately $50,000 was recorded at the date of grant. Deferred compensation expense of $36,000 and $14,000 was recognized into the consolidated statements of operation in 2001 and 2000, respectively.

                  EMPLOYEE STOCK OPTION PLAN ACTIVITY

                  The following is a summary of option activity under these plans:

                                                                TOTAL SHARES              WEIGHTED AVERAGE
                                                                UNDER OPTION               EXERCISE PRICE
                                                          ------------------------    -----------------------
                    Balance, December 31, 1998                       100,000                  $    2.00
                    Exercised                                        (25,000)                      2.00
                                                                ------------                  ---------
                    Balanc,e December 31, 1999                        75,000                       2.00
                    Granted                                          342,400                       5.73
                    Exercised                                        (50,000)                      2.00
                    Cancelled                                        (42,000)                      6.38
                                                                ------------                  ---------
                    Balance, December 31, 2000                       325,400                       5.36
                    Grants related to Telescan
                      acquisition                                    596,020                      10.78
                    Granted
                      ZiaSun grants                                1,366,500                       0.75
                      New INVESTools grants                        2,050,000                       0.49
                    Cancelled                                       (267,624)                      3.43
                                                                   ---------                  ---------
                    Balance, December 31, 2001                     4,070,296                  $    2.28
                                                                   =========                  =========

                  The following table summarizes information about options outstanding at December 31, 2001:

                                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                    ---------------------------------------------    -------------------------------
                                       WEIGHTED
                                       AVERAGE
                                      REMAINING     WEIGHTED                          WEIGHTED
                                       YEARS OF      AVERAGE                           AVERAGE
    RANGE OF           NUMBER         CONTRACTUAL    EXERCISE            NUMBER       EXERCISE
 EXERCISE PRICES     OUTSTANDING         LIFE         PRICE            EXERCISABLE      PRICE
 ----------------    ------------        ----        ------           ------------      -----
  $ 0.00 - $10.00    3,915,144           8.38           1.19             595,729          3.39
  $10.01 - $20.00       48,961           4.48          15.11              48,961         15.11
  $20.01 - $30.00       15,381           5.77          24.52              15,381         24.52
  $30.01 - $40.00       87,480           5.42          38.31              87,480         38.31
  $40.01 - $50.00        3,330           1.40          44.87               3,330         44.87

                  STOCK OPTIONS GRANTED TO THIRD PARTIES

                  Telescan granted options to certain outside vendors as payment for services rendered in years prior to 2001. The options were valued based on the value of the services received, more readily determinable, or at fair market value of the option at the date of the grant. At the date of the Merger, these options converted into options to purchase 62,472 shares of common stock of the Company with a weighted average exercise price of $29.32 and a weighted average remaining contractual life of two years. There has been no additional activity of this type during 2001.

                  PRO FORMA DISCLOSURES

                  Had compensation expense arising from stock-based compensation been determined consistent with the provisions of SFAS 123, net income (loss) and net income (loss) per share would have been as follows (in thousands, except per share amounts):

                                                              2001            2000             1999
                                                          -------------    ------------     ------------
  Net income (loss) available to
  common shares:                          As reported        $(7,913)       $ (77,226)        $  5,964
                                          Pro forma           (8,654)         (77,665)           5,946

 Net income (loss) per common share:      As reported:
                                          Basic                (0.24)          (2.60)             0.27
                                          Diluted              (0.24)          (2.60)             0.23

                                          Pro forma:
                                          Basic                (0.26)          (2.61)             0.27
                                          Diluted              (0.26)          (2.61)             0.23

                  The weighted average fair values of the options granted during 2001, 2000 and 1999 were $0.69, $2.40 and $1.17, respectively.
                  The fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions; risk free rates ranging from 4.88% to 5.14% for 2001 and 6.00% for 2000 and 1999; volatility factors ranging from 134.5% to 139.5% for 2001 and 45.0% and 45% for 2000 and 1999, respectively; expected lives ranging from 7 to 10 years for 2001and 4 years for 2000 and 1999; and no assumed dividend yield in any period.

11.      EMPLOYEE BENEFITS

         As a result of the Merger, the Company has two defined contribution 401(k) Profit Sharing Plans for its employees. The plans provide participants a mechanism for making contributions for retirement savings. Each participant may contribute certain amounts of eligible compensation. The Company matches participant contributions in the Telescan 401(k) Plan up to 1% of salary.

         There is no Company match of participant contributions to the OIA 401(k) Plan at this time.

12.      RELATED PARTIES


         GENERATION MARKETING, LLC

         D. Scott Elder and Ross Jardine, each an officer and a director of the Company, and David McCoy and Scott Harris, each an officer of OIA, each own an approximate 17% interest in Generation Marketing, LLC. On an aggregate basis, these four individuals own approximately 67% of Generation Marketing, LLC. Generation Marketing buys advertising time in radio, television and print media on behalf of the Company worldwide. The Company paid $6.1 million and $386,000 in marketing expenses to Generation Marketing in 2001 and 2000, respectively. It is the opinion of management that the rates charged by Generation Marketing, LLC to OIA for these services were as favorable to the Company as could have been obtained with unaffiliated third parties.

         HON LEONG CHONG AND ERIC LIP MENG TAN

         Messrs Chong and Tan own 25% of OIA Asia and the Company owns the remaining 75%. They are officers of OIA Asia and are involved in management of the Company's operations in Singapore, Malaysia, Brunei, and Hong Kong. The Company paid Messrs. Chong and Tan compensation during 2001 of approximately $72,000 and $71,000, respectively.

         OIA EARN-OUT

         On July 26, 2001, ZiaSun entered into a Second Amendment to Acquisition Agreement, effective as of July 1, 2001, with D. Scott Elder and Ross Jardine, each an officer and a director of the Company, and David McCoy and Scott Harris, each an officer of OIA. Due to the accrual of a potential liability for sales taxes payable by OIA to various states, ZiaSun and Messrs. Elder, Jardine, McCoy and Harris determined that an adjustment of the number of shares received by Messers. Elder, Jardine, McCoy and Harris pursuant to the provisions for the OIA earn-out, as provided for in the original acquisition agreement might be required. Such sales tax liability is reflected on the Company's financial statements for the year ended December 31, 2000 for sales by OIA that had occurred in 1998, 1999 and 2000.

         Paragraph 1.6 of the original acquisition agreement between ZiaSun and Messers. Elder, Jardine, McCoy and Harris provided for an adjustment of the number of shares each would receive based on the actual earnings of OIA during the period of April 1, 1999 through March 31, 2000. In the event that the actual OIA earnings were greater than $2.5 million, ZiaSun was to issue additional shares to each recipient on the basis of one additional share for each $1.00 of actual OIA earnings greater than $2.5 million.

         Following the end of the earn-out period, OIA's audited EBITDA earnings for the period were reported as $10.9 million, which would result in the Company owing 21,820,152 post-split adjusted shares of common stock at March 31, 2000 to each recipient. The value of these shares at March 31, 2000, was $248.2 million, which amount would have been added to the goodwill of ZiaSun's balance sheet. ZiaSun and Messers. Elder, Jardine, McCoy and Harris jointly recognized that it would not be in the best interest of the Company to have such a large goodwill burden going forward. As a result, the parties entered into an Amendment to Agreement dated May 31, 2000, amending the earn-out provisions of the acquisition agreement. Pursuant to the amendment, Messers. Elder, Jardine, McCoy and Harris would exchange 12,000,000 of the post-split adjusted shares they were to receive pursuant to the acquisition agreement for $6.0 million in cash and would receive 9,820,152 post-split adjusted shares of the Company's common stock, of which 5,000,000 shares had been previously issued and were held in escrow pursuant to the terms of the acquisition agreement. A total of 4,840,152 new restricted shares were issued on an aggregate basis to Messers. Elder, Jardine, McCoy and Harris.

         Pursuant to the Second Amendment to Acquisition Agreement, the Company and Messers. Elder, Jardine, McCoy and Harris reached an agreement such that if, during a three-year period commencing on July 1, 2001 through June 30, 2004, any sales tax liability is paid for sales made during the earn-out period, the Company shall absorb and be solely responsible for the payment of any actual sales tax liability up to an amount of $554,000. In the event that the actual sales tax paid by the Company on sales made by OIA during such three-year period exceeds $554,000, then Messers. Elder, Jardine, McCoy and Harris shall reduce, return and deliver to the Company one share of the Company's common stock for each $0.50 of actual sales tax paid in excess of $554,000.

         OTHER

         In August 2000, in conjunction with the consummation of the MKZ Venture Fund agreement, the Company issued a total of 100,000 shares of restricted common stock as a finder's fee to a Company controlled by a member of the Company's advisory board and to a director of the Company. Each received 50,000 shares.

         In 2000 and 1999, the Company's former president was compensated for his services under a consulting contract with a company he controls. The contract provided for $10,000 per month in consulting fees. The Company paid $60,000 and $120,000, respectively, during the years ended December 31, 2000 and 1999. Other officers of the Company were paid a total of $70,060 in consulting fees in addition to their base salaries during 1999.

         In 1999, the Company received $690,000 in advances from shareholders. The advances were non-interest bearing and unsecured. In 2000, the advances were converted to 103,500 shares of common stock based on the trading value of the shares on the date of conversion.

         At December 31, 1999, the Company had receivables of $68,236 due from the President of the company's discontinued MAI subsidiary. The full amount was collected in 2000.

13.      SEGMENTS

         Following the merger, the Company has two reportable business segments:
         Investor Education, which is primarily the operations of OIA, and Publishing and Business Services, which is primarily the operations of Telescan. The reportable segments are managed separately by the management teams in place before the merger. Corporate and Eliminations consists primarily of the corporate operations of ZiaSun excluding OIA and intercompany eliminations, the most significant of which is an $11 million elimination of intercompany receivables. Prior to the merger, ZiaSun operated in a single segment. The accounting policies of the segments are the same as those described in Note 1. Financial results of the Company for the year ended December 31, 2001 for each segment are as follows (in thousands):

                                                                         PUBLISHING
                                                                             AND         CORPORATE
                                                          INVESTOR        BUSINESS          AND
                                                          EDUCATION       SERVICES      ELIMINATIONS      TOTAL
                                                       ---------------- -------------- -------------- --------------
        Revenue                                         $    51,991       $      700     $        -     $   52,691

        Depreciation and amortization                         4,531                5              -          4,536

        Income (loss) from continuing operations                108             (210)        (7,918)        (8,020)

        Income from discontinued operations                       -                -            117            117

        Net income                                              108             (210)        (7,801)        (7,903)

        Assets                                               50,471           15,916        (11,198)        55,189

        Goodwill and intangibles                             31,327            9,618              -         40,945


         Enterprise wide information regarding our geographical concentration is presented below. Revenues are attributable to countries based on the location of the classroom workshop. Foreign revenues consist solely of sales in the Investor Education Segment.

 (in thousands)                                                    2001           2000           1999
                                                              --------------  ------------   ------------
                  Net revenue
                    United States                                $  44,771      $  46,218      $  20,926
                    North America-non U.S.                           3,914          5,826          1,014
                    Europe                                             271            527              -
                    Asia                                               720          1,569              -
                    Australia                                        2,192            339          1,680
                    Africa                                             823            188              -
                                                                 ---------     ----------     ----------
                  Total                                          $  52,691      $  54,667         23,620
                                                                 =========      =========     ==========

14.      EARNINGS (LOSS) PER SHARE

         The calculation of earnings (loss) per share is as follows (in thousands, except per share data):

                                                                    2001            2000          1999
                                                                    ----            ----          ----
         Net income available to common stockholders (a)         $   (7,913)      $(77,226)     $  5,964
         Dividends on preferred stock                                     - (c)       -    (d)         - (d)
         Net income available to common stockholders,
            assuming dilution (b)                                $   (7,913)      $(77,226)     $  5,964
                                                                 ==========       ========      ========
         Weighted average shares outstanding (a)                     32,684         29,744        21,770
         Effect of dilutive securities:
         Stock options                                                    - (c)          - (c)        75
         Convertible debt                                                 - (c)          - (c)     3,848
         Convertible preferred stock                                      - (c)          - (c)       103 (d)
                                                                 ----------       --------      --------
         Weighted average shares outstanding, assuming
           dilution (b)                                              32,684        29,744         25,796
                                                                 ==========       =======       ========
         Earnings per common share:
         Basic                                                   $    (0.24)      $ (2.60)      $   0.27
         Diluted                                                 $    (0.24)      $ (2.60)      $   0.23

         (a)  Used to compute basic earnings per share
         (b)  Used to compute diluted earnings per share
         (c) Because the Company is in a loss position, the stock options, convertible debt and preferred stock are antidilutive.
         (d) The convertible preferred stock was issued in December 2001, in connection with the merger.

15.      SUBSEQUENT EVENTS

         LEASE AGREEMENT

         On April 5, 2002, the Company amended its office lease agreement for its facilities in Houston, Texas, effective as of May 1, 2002. The Company agreed to surrender its original premises of 77,116 square feet and will in its place lease 9,495 square feet. In addition, the original expiration of January 31, 2007 is changed to April 30, 2004 and the Company may cancel the lease after April 30, 2003 with 180 days prior written notice.

         STOCK RESCISSION

         As discussed in Note 8, the offer to accept the share rescission expired on February 6, 2002. All but six SMG shareholders accepted the offer to rescind the shares. Payments totaling $366,000 were paid to the remaining shareholders during the first quarter of 2002.

         MKZ JOINT VENTURE

         On April 12, 2002, the Company entered into an agreement to dispose of its equity interest in the MKZ joint venture. In exchange for the Company's ownership position in the venture capital fund, the Company received a release of all obligations to the fund, including an outstanding $1.4 million funding obligation and a right to participate in any proceeds that may be derived in the future should the Company's position be sold.

16.      UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

      (in thousands, except per share data)

                                                                            QUARTERS ENDED
                                               -------------------------------------------------------------------------
                                                  12/31/01            9/30/01            6/30/01            3/31/01
                                               ----------------    --------------    ----------------    ---------------
 Revenue                                        $     12,814        $    10,103       $     15,541        $     14,233
 Income (loss) from continuing operations             (5,579)            (1,418)                70              (1,093)
 Income (loss) from discontinued operations              311                (50)                (4)               (140)
 Net income (loss)                              $     (5,268)       $    (1,468)      $         66        $     (1,233)
 Basic earnings per share of stock
     Continuing operations                      $      (0.16)       $     (0.04)      $         -         $      (0.04)
     Discontinuing operations                   $       0.01        $     (0.01)      $         -         $          -
                                                ------------        ------------      -----------         ------------

 Earnings per share - basic                     $      (0.15)       $     (0.05)      $         -         $      (0.04)
                                                ============        ============      ===========         ============

 Weighted average shares outstanding                  34,245             31,825            32,317               32,315
                                               =============       ============      =============        ============


                                                                           QUARTERS ENDED
                                               ------------------------------------------------------------------------
                                                  12/31/00            9/30/00            6/30/00            3/31/00
                                               ----------------    --------------    ----------------    --------------
 Revenue                                        $     13,424        $    13,243       $    14,211         $     13,789
 Income (loss) from continuing operations            (69,530)            (1,202)           (1,792)               1,977
 Income (loss) from discontinued operations           (7,671)             1,312              (320)                  -
 Net income (loss)                              $    (77,201)       $       110       $    (2,112)        $      1,977
 Basic earnings (loss) per share of stock
     Continuing operations                      $      (2.16)       $     (0.04)      $     (0.06)        $       0.09
     Discontinuing operations                   $      (0.24)       $      0.04       $     (0.01)        $          -
                                                ------------        ------------      ------------        ------------

 Earnings per share - basic                     $      (2.40)       $         -       $     (0.07)        $       0.09
                                                ============        ===========       ============        ============

 Weighted average shares outstanding                  32,315             31,625            32,309               22,219
                                               =============       ============       ============        ============

 Diluted earnings per share of stock
     Continuing operations                      $      (2.16)       $     (0.04)      $     (0.06)        $       0.09
     Discontinuing operations                   $      (0.24)       $      0.04       $     (0.01)        $          -
                                                ------------        ------------      ------------        ------------

 Earnings per share - diluted                   $      (2.40)       $         -       $     (0.07)        $       0.09
                                                ============        ===========       ============        ============

 Weighted average shares outstanding                  32,315             31,625            32,309               22,269
                                               =============       ============       ============        ============

Earnings per share are computed independently for each of the quarters presented. Therefore, the sum of the quarterly earnings per share may not equal the total for the year.