Form 10-Q
period 2002-03-31
INVESTOOLS INC
filed 2002-05-20
CIK 1145124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED March 31, 2002

Commission File Number:    0-31226

INVESTOOLS INC.

(Exact name of Registrant as specified in its charter)

Delaware	76-0685039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5959 Corporate Drive, Suite LL250, Houston, Texas	77036
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(281) 588-9700

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

$.01 par value per share Common Stock: 40,714,358 as of May 8, 2002

INVESTOOLS INC. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended March 31, 2002

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INVESTOOLS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share amounts)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,419	$6,281
Accounts receivable, net (allowance: $150 at March 31, 2002 and December 31, 2001)	1,918	1,560
Amounts due from related parties	—	15
Other current assets	746	407
Total current assets	7,083	8,263
Goodwill and intangibles, net	40,801	40,945
Deferred tax assets	4,799	5,545
Furniture, fixtures and equipment, net	447	436
Total assets	$53,130	$55,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,370	$3,787
Deferred revenue	3,780	3,616
Accrued payroll	1,383	867
Accrued tax liabilities	30	705
Shares subject to rescission	—	366
Other current liabilities	1,107	1,502
Total liabilities, current	9,670	10,843

Minority interest liability	—	2

Stockholders’ equity:
Convertible preferred stock (liquidation preference $25 per share) (shares issued and outstanding 120,000)	1	1
Common stock (shares issued and outstanding: 40,714,540; 40,792,219)	407	408
Additional paid-in capital	125,856	125,855
Accumulated deficit	(82,804)	(81,920)
Total stockholders’ equity	43,460	44,344

Total liabilities and stockholders’ equity	$53,130	$55,189

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2002	2001
Revenue	$13,420	$14,233
Costs and expenses:
Cost of revenue	6,162	5,566
Selling, general and administrative expense	7,023	6,141
Related party expense	1,042	2,188
Depreciation and amortization expense	69	1,162
Write down of assets and other charges	—	204
Total costs and expenses	14,296	15,261
Net loss from operations	(876)	(1,028)
Other income (expense):
Gain on sale of assets	1	9
Interest income and other, net	19	(51)
Total other income (expense)	20	(42)
Net loss before minority interest, income taxes, and discontinued operations	(856)	(1,070)
Minority interest (income) expense	(2)	—
Income tax expense	—	23
Net loss from continuing operations	(854)	(1,093)
Loss from discontinued operations, net of tax	—	(140)
Net loss	(854)	(1,233)
Preferred stock dividend	(30)	—
Net loss available to common stockholders	$(884)	$(1,233)
Net loss per common share — basic and diluted:
Continuing operations	$(0.02)	$(0.04)
Discontinued operations	—	—
Net loss per common share — basic and diluted	$(0.02)	$(0.04)
Weighted average shares outstanding	40,778	32,315

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(854)	$(1,233)
Reconciling adjustments:
Write down of assets and other charges	—	204
Depreciation and amortization	69	1,162
Changes in operating assets and liabilities, net of the effects of acquisitions
Increase in accounts receivable	(205)	(253)
Increase in amounts due from related parties	—	(5)
Increase in other assets	(339)	(201)
Increase in deferred revenue	164	11
Increase (decrease) in accounts payable and other current liabilities	(826)	527
Increase in accrued payroll	488	—
Increase in taxes payable	70	455
Other	(3)	141
Net cash provided by (used in) operating activities	(1,436)	808
Cash flows from investing activities:
Capitalized acquisition costs	—	(429)
Investment in affiliate	—	(498)
Purchases of furniture, fixtures and equipment	(67)	(27)
Proceeds from sale of assets	7	28
Net cash used in investing activities	(60)	(926)
Cash flows from financing activities:
Payments on share rescission liability	(366)	—
Net cash used in financing activities	(366)	—
Decrease in cash and cash equivalents:	(1,862)	(118)
Cash and cash equivalents:
Beginning of period	$6,281	$3,852
End of period	$4,419	$3,734

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.           Basis of Presentation

The consolidated financial statements include the accounts of INVESTools Inc. (the “Company” or “INVESTools”) and its majority-owned subsidiaries for which the Company exercises control.  All significant intercompany transactions have been eliminated.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by accounting principles generally accepted in the United States.  However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods.  The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

Amounts in the March 31, 2001 consolidated financial statements have been reclassified to conform to the current period’s presentation.

2.           2001 Acquisition

The Company was formed pursuant to a merger (the “Merger”) between Telescan, Inc. (“Telescan”) and ZiaSun Technologies, Inc. (“ZiaSun”) approved on December 6, 2001, by the stockholders of both companies.  ZiaSun stockholders received one share of INVESTools stock for each ZiaSun share they owned as of the record date, Telescan common stockholders received 0.55531 shares of INVESTools common stock for each Telescan common share they owned as of the record date and Telescan preferred stockholders received one share of INVESTools preferred stock for each Telescan preferred share they owned at the record date.

The Merger was accounted for under the purchase method of accounting.  Although ZiaSun and Telescan are both wholly-owned subsidiaries of INVESTools, ZiaSun was deemed the acquirer of Telescan for accounting purposes.

The following unaudited pro forma results of operations for the three month period ended March 31, 2001 assumes the acquisition of Telescan occurred on January 1, 2001 and assumes the purchase price has been allocated to the assets purchased and the liabilities assumed based on their values at the date of acquisition.  Pro forma net loss includes amortization of the intangible assets and the one time adjustment of $611,000 related to salary adjustments related to the Merger.

Three Months Ended March 31, 2001
(in thousands, except per share amount)
Revenue	$19,889
Net loss	(3,680)
Net loss attributable to common stockholders	(3,711)
Basic and diluted loss per common share	(0.09)

The foregoing unaudited pro forma results of operations are presented for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the date indicated.  Furthermore, such unaudited pro forma results of operations are not necessarily indicative of future operating results of the combined companies, due to changes in operating activities following the Merger, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.

3.           Recently Adopted Accounting Standards

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  As a result, the Company stopped recording the amortization of goodwill as a charge to earnings during the first quarter of 2002.  Excluding the goodwill amortization of $1.1 million, the Company estimates that net loss and net loss per diluted common share would have been approximately $99,000 and $0.00, respectively, for the three months ended March 31, 2001, had the provisions of the new standards been applied as of January 1, 2001.  In addition, the Company is required to conduct an annual review of goodwill and intangible assets for potential impairment.  As part of the transition provisions of SFAS 142, the Company is working on the first step of the transitional goodwill impairment test and must have this completed by June 30, 2002.  The Company is using a discounted cash flow model to assess the goodwill in the Investor Education and the Publishing and Business Services segments.  The preliminary results of the first step of the test indicate that the Company may have a goodwill impairment.  As a result, the Company expects to conduct the second step of the transitional goodwill impairment test.  Step two requires the determination of the implied fair value of goodwill (i.e., the difference between the total fair value determined in step one and the fair value determined for all individual assets and liabilities of the reporting unit excluding goodwill).  If the implied fair value of goodwill is less than the carrying value of goodwill then goodwill is impaired by the amount of the difference.  Any resulting impairment loss is recognized as the cumulative effect of a change in accounting principle.

During the first quarter of 2002, the Company also adopted SFAS No. 144, Accounting for the Impairment Or Disposal of Long-lived Assets.  Adoption of SFAS No. 144 did not have a material impact on the consolidated results of operation or financial position of the Company.

4.           Shares Subject to Rescission

In January 2001, the Company made an offer of rescission to the former shareholders of Seminar Marketing Group, Inc. (“SMG”) pursuant to which they would be compensated with a cash amount equal to the consideration paid for the shares originally granted plus the statutory rate of interest of 12%.  The SMG shareholders had until February 6, 2002 to accept or reject the offer.  During 2001, the Company paid approximately $90,000 to SMG shareholders to purchase their shares and $366,000 was paid during the first quarter of 2002.  All but six SMG shareholders accepted the rescission offer.  The liability at December 31, 2001 of $366,000 did not include the amount reclassified from the share rescission liability into additional paid in capital related to these six shareholders as the deadline for these individuals had passed and the possibility of having any of these individuals later exerting their rights to the rescission offer is considered remote.

5.           Related Parties

Generation Marketing

D. Scott Elder and Ross Jardine, each an officer and a director of the Company, and David McCoy and Scott Harris, each an officer of Online Investors Advantage, Inc. (“OIA”), a wholly owned subsidiary of the Company, each own an approximate 17% interest in Generation Marketing, LLC.  On an aggregate basis, these four individuals own approximately 67% of Generation Marketing, LLC.  Generation Marketing buys advertising time in radio, television and print media on behalf of the Company worldwide.  The Company paid $1.0 million and $2.2 million in marketing expenses to Generation Marketing in the first quarter of 2002 and 2001, respectively.

Hon Leong Chong and Eric Lip Meng Tan

Messrs. Chong and Tan own 25% of OIA Asia and the Company owns the remaining 75%.  They are officers of OIA Asia and are involved in management of the Company’s operations in Singapore, Malaysia, Brunei, and Hong Kong.  The Company paid Messrs. Chong and Tan compensation during the first three months of 2002 of approximately $15,709 each.

6.           Segments

Following the Merger, the Company has two reportable business segments: Investor Education, which is primarily the operations of OIA and subsidiaries, and Publishing and Business Services, which is primarily the operations of Telescan and subsidiaries.  The reportable segments are managed separately by the management teams in place before the Merger.  Corporate and Eliminations consists primarily of the corporate operations of the new holding company, INVESTools, and ZiaSun excluding OIA and intercompany eliminations.  Prior to the Merger, ZiaSun operated in a single segment.  Financial results of the Company for the quarter ended March 31, 2002 for each segment were as follows (in thousands):

	Investor Education	Publishing and Business Services	Corporate and Eliminations	Total
Revenue	$10,931	$2,732	$(243)	$13,420
Depreciation and amortization expense	29	40	—	69
Net loss	(88)	(509)	(257)	(854)
Assets	38,931	16,084	(1,885)	53,130
Goodwill and intangibles	31,332	9,469	—	40,801

7.           Subsequent Events

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

MKZ Joint Venture

On April 12, 2002, the Company entered into an agreement to dispose of its equity interest in the MKZ joint venture.  In exchange for the Company’s ownership position in the venture capital fund, the Company received a release of all obligations to the fund, including an outstanding $1.4 million funding obligation, and an opportunity to participate in any proceeds that may be derived in the future should the Company’s position be sold.

Convertible Preferred Stock

On May 15, 2002, the 120,000 outstanding shares of the Series A Convertible Preferred Stock converted into 1,666,667 shares of common stock.  Accrued dividends of $75,000 were converted into 41,667 shares of common stock in accordance with the preferred stock agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

INVESTools Inc. (the “Company” or “INVESTools”) is a provider of investor education worldwide.  The Company offers classroom workshops domestically and abroad.  The Company’s investor education products are also available on videotape and on the Web.  The Company was incorporated in Delaware on May 21, 2001, but did not begin business operations until December 6, 2001, when the merger transaction (the “Merger”) pursuant to the Second Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), dated September 25, 2001, between the Company, ZiaSun Technologies, Inc., a Nevada corporation (“ZiaSun”), and Telescan, Inc., a Delaware corporation (“Telescan”), was consummated.  The stockholders of ZiaSun and Telescan approved the Merger Agreement on December 6, 2001.

As a result of the Merger, ZiaSun and Telescan each became wholly owned subsidiaries of the Company.  The stock-for-stock Merger transaction resulted in (i) each share of ZiaSun common stock being converted into the right to receive one share of the Company’s common stock, (ii) each share of Telescan common stock being converted into the right to receive 0.55531 of a share of the Company’s common stock and (iii) each share of Telescan preferred stock being converted into one share of the Company’s preferred stock.  No fractional shares of the Company’s common stock were issued and cash, without interest, was paid in lieu of fractional shares.  Following the close of the Merger, former ZiaSun shareholders owned approximately 75% of the Company’s common stock and former Telescan shareholders owned approximately 25%.

The Merger was accounted for under the purchase method of accounting as if ZiaSun had acquired Telescan.  Therefore, results of operations for Telescan are included in the three months ended March 31, 2002, but not included in the three months ended March 31, 2001, as the Merger was not completed until December 2001.  Refer to Note 2 for pro forma information as if the companies had merged effective January 1, 2001.

Critical Accounting Policies

The discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  The Company evaluates its estimates on an on-going basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenue is not recognized until it is realized or realizable and earned.  The criteria to meet this guideline are: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price to the buyer is fixed or determinable and collectibility is reasonably assured.

The Company primarily derives revenue from the following sources: (1) instructor-led educational programs; (2) subscriptions to INVESTools.com, InvestorToolbox.com and individualinvestor.com@WallStreetCity; and (3) development and delivery of branded investor education programs for third parties.  License fees and hosting revenue are recognized ratably over the term of the hosting arrangements, which range from two to five years.  Development revenue is recognized when Web site development is complete, the Web site has been launched and hosting has begun.  Revenue for all other services is recognized in the period in which the services are provided.

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

MKZ Joint Venture

On April 12, 2002, the Company entered into an agreement to dispose of its equity interest in the MKZ joint venture.  In exchange for the Company’s ownership position in the venture capital fund, the Company received a release of all obligations to the fund, including an outstanding $1.4 million funding obligation, and an opportunity to participate in any proceeds that may be derived in the future should the Company’s position be sold.

Convertible Preferred Stock

On May 15, 2002, the 120,000 outstanding shares of the Series A Convertible Preferred Stock converted into 1,666,667 shares of common stock.  Accrued dividends of $75,000 were converted into 41,667 shares of common stock, in accordance with the preferred stock agreement.

Results of Operations

Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001

The Company’s sales decreased by $813,000, or 6%, to $13.4 million for the first three months of 2002.  As discussed above, only the results of ZiaSun are included prior to December 6, 2001, the date of the Merger.  Accordingly, the decrease is due to a decrease in revenues from the Investor Education segment of $3.3 million partially offset by acquired revenues from the Publishing and Business Services segment of $2.7 million.  The decrease in Investor Education revenues resulted primarily from lower workshop revenues due to a combination of fewer workshops in the quarter combined with slightly lower average attendance.  This softness in demand for workshops parallels closely the financial market downturn since September 11, 2001.

Cost of revenue increased approximately $600,000, or 11%, from $5.6 million.  The principal reason for the increase was a shift towards more co-branded and co-marketed workshops.  Co-branded and co-marketed workshops have the advantage of expanding the market for the Company’s workshops to more customers than are being reached by the Company’s current marketing efforts.  Such co-branded and co-marketed workshops incur additional commission expense, recorded as cost of revenue, that is offset by reduced marketing expense included in selling, general and administrative expense.

Selling, general and administrative expenses, including the expenses paid to related parties, totaled $8.1 million, or a 3% decrease over the prior year amount of $8.3 million.  The decrease is primarily due to decreased marketing costs as the Company focused marketing efforts in 2001 to increase sales in an effort to offset the effects of the economic downturn.  In 2002, the Company began redirecting its marketing efforts away from expensive radio, television and newspaper advertising to the more cost effective direct mail and email efforts.  The decline in expenses to related parties (see discussion of Generation Marketing below) are due to this marketing shift.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  As a result, the Company stopped recording the amortization of goodwill as a charge to earnings during the first quarter of 2002.  Excluding the goodwill amortization of $1.1 million, the Company estimates that net loss and net loss per diluted common share would have been approximately $99,000 and $0.00, respectively, for the three months ended March 31, 2001, had the provisions of the new standards been applied as of January 1, 2001.  In addition, the Company is required to conduct an annual review of goodwill and intangible assets for potential impairment.  As part of the transition provisions of SFAS 142, the Company is working on the first step of the transitional goodwill impairment test and must have this completed by June 30, 2002.  The Company is using a discounted cash flow model to assess the goodwill in the Investor Education and the Publishing and Business Services segments.  The preliminary results of the first step of the test indicate that the Company may have a goodwill impairment.  As a result, the Company expects to conduct the second step of the transitional goodwill impairment test.  Step two requires the determination of the implied fair value of goodwill (i.e., the difference between the total fair value determined in step one and the fair value determined for all individual assets and liabilities of the reporting unit excluding goodwill).  If the implied fair value of goodwill is less than the carrying value of goodwill then goodwill is impaired by the amount of the difference.  Any resulting impairment loss is recognized as the cumulative effect of a change in accounting principle.

During the first quarter of 2002, the Company also adopted SFAS No. 144, Accounting for the Impairment Or Disposal of Long-lived Assets.  Adoption of SFAS No. 144 did not have a material impact on the consolidated results of operation or financial position of the Company.

In March 2001, ZiaSun’s Board of Directors determined that it was in the best interest of ZiaSun to discontinue foreign operations that were unrelated to OIA.  The Company proceeded to sell these operations during 2001, beginning in the second quarter and completed in December 2001.

Related Party Transactions

Generation Marketing

D. Scott Elder, Ross Jardine, each an officer and a director of the Company, and David McCoy and Scott Harris, each an officer of OIA, each own approximately 17% interest in Generation Marketing, LLC.  On an aggregate basis, these four individuals own a 67% interest in Generation Marketing, LLC.  Generation Marketing buys advertising time in radio, television and print media on behalf of the Company worldwide.  The Company paid $1.0 million and $2.2 million in marketing expenses to Generation Marketing, LLC in the first three months of 2002 and 2001, respectively.  Based on OIA’s management’s experience in buying media, it is their opinion that the rates charged by Generation Marketing, LLC to OIA for these services were as favorable to the Company as could have been obtained with unaffiliated third parties.  Additionally, Generation Marketing, LLC has experience specific to seminar and direct response marketing companies and provides various additional services that competitors do not offer including maintaining confidentiality of marketing methods and techniques, call center coordination, and audio and video production.  The Company has no ongoing contractual or other commitments to Generation Marketing, LLC.

Hon Leong Chong and Eric Lip Meng Tan

Messrs. Chong and Tan own 25% of OIA Asia and the Company owns the remaining 75%.  They are officers of OIA Asia and are involved in management of the Company’s operations in Singapore, Malaysia, Brunei, and Hong Kong.  The Company paid Messrs. Chong and Tan compensation during the first three months of 2002 of approximately $15,709, respectively.

Liquidity and Capital Resources

During the first three months of 2002, the Company used $1.4 million of cash to finance operations.  Much of the cash decrease is attributable to changes in working capital, including an unusually large reduction in accounts payables and accrued liabilities accumulated prior to the Merger, the payments of annual insurance premiums and an increase in receivables from workshops held at the end of the quarter for which receipts were collected in the subsequent period.  Investing activities consisted primarily of $60,000 of equipment purchases in connection with the Company’s relocation of its Houston facilities.  This is part of a sizable investment in making the move, to be paid primarily in the second quarter, which will save the Company more than $3.0 million over the term of the original lease.  Payments on the share rescission liability used $366,000 of cash in a one-time transaction.

The Company’s current assets at March 31, 2002 were $7.1 million compared to $8.3 million at December 31, 2001.  At March 31, 2002 the Company’s current liabilities were $9.6 million and $10.8 million for the same periods, respectively.  Working capital was a deficit of $2.5 million, unchanged as compared to December 31, 2001.  Excluding deferred revenue, which represents a non-cash obligation, working capital increased from $1.0 million at December 31, 2001 to $1.2 million at March 31, 2002.

The Company believes that current cash resources and future cash flow from its continuing operations will be sufficient to meet its current obligations.  The Company is pursuing various cost containment measures of which the amendment of the Houston facility lease is an example.  Additionally, by the end of 2002 the Company will have paid off certain equipment lease commitments reducing cash requirements by more than $220,000 per quarter from first quarter levels.  In addition, the Company expects to be developing and launching additional workshops, home study and other products over the course of the year.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates.  The Company’s exposure to interest rate changes is not considered to be material to the Company.  The Company does not enter, or intend to enter, into derivative financial instruments for trading or speculative purposes.  There has been no material changes in the Company’s position regarding quantitative and qualitative disclosures of market risk from that disclosed in the Company’s Form 10-K for the year ended December 31, 2001.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time, the Company is involved in certain legal actions arising from the ordinary course of business.  It is the opinion of management that such litigation, described below, will be resolved without a material adverse effect on the Company’s financial position or results of operations.

Avner Hacohen v. Telescan, Inc., No. 00CIV.5937 - In August 2000, a lawsuit was filed against Telescan in the United States District Court for the Southern District of New York by a former employee, Avner Hacohen, alleging that Telescan failed to grant him certain stock options to which he was entitled.  The plaintiff seeks monetary compensation for damages alleged to exceed $1.0 million, plus interest and attorney fees.  Telescan responded to the complaint and the case is proceeding before the court.  Although no assurances can be given, the Company believes that the ultimate resolution of the litigation will not have a material adverse impact on the Company’s financial position or results of operations.  The Company believes that (i) Mr. Hacohen’s claim is without merit since he has no signed formal grant of stock options and (ii) nearly ten years have elapsed since the termination of his employment and the statute of limitations has expired on Mr. Hacohen’s claim.

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

The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company’s financial position or results of operation.

Item 2.  Changes in Securities and Use of Proceeds.

None

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)     Exhibits:

        None

(b)     Reports on Form 8-K:

          A report on Form 8-K was filed by the Company on January 25, 2002 providing notice of a change in the Company’s           certifying accountant.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTools Inc.

/s/ PAUL A. HELBLING

Paul A. Helbling
Chief Financial Officer
A duly authorized officer of the Registrant

Date:  May 17, 2002