Form 10-Q
period 2002-06-30
INVESTOOLS INC
filed 2002-08-19
CIK 1145124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED June 30, 2002

Commission File Number:    0-31226

INVESTOOLS INC.

(Exact name of Registrant as specified in its charter)

Delaware		76-0685039
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

5959 Corporate Drive, Suite LL250 Houston, Texas		77036
(Address of principal executive offices)	7	(Zip Code)

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

$.01 par value per share Common Stock: 42,422,871 as of August 2, 2002

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

INVESTOOLS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,856	$6,281
Accounts receivable, net (allowance: $167; 150)	1,639	1,560
Amounts due from related parties	—	15
Income tax receivable	591	746
Other current assets	566	407
Total current assets	6,652	9,009
Goodwill and intangibles, net	12,420	40,945
Deferred tax assets	4,843	4,799
Furniture, fixtures and equipment, net	981	436
Total assets	$24,896	$55,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,667	$3,787
Deferred revenue	4,418	3,616
Accrued payroll	1,779	867
Accrued tax liabilities	572	705
Shares subject to rescission	—	366
Other current liabilities	841	1,502
Total liabilities, current	10,277	10,843

Minority interest liability	29	2

Stockholders’ equity:
Convertible preferred stock (liquidation preference $25 per share) (shares issued and outstanding 0, 120)	—	1
Common stock (shares issued and outstanding: 42,423; 40,792)	424	408
Additional paid-in capital	126,118	125,855
Deferred compensation	(111)	—
Accumulated deficit	(111,841)	(81,920)
Total stockholders’ equity	14,590	44,344
Total liabilities and stockholders’ equity	$24,896	$55,189

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue	$14,466	$15,541	$27,886	$29,774

Costs and expenses
Cost of revenue	6,631	6,684	12,793	12,250
Selling, general and administrative expenses	6,742	5,377	13,765	11,518
Related party expense	1,688	1,205	2,730	3,393
Depreciation and amortization expense	167	1,160	236	2,322
Write down of assets and other charges	—	271	—	475
Total costs and expenses	15,228	14,697	29,524	29,958
Net income (loss) from operations	(762)	844	(1,638)	(184)

Other income (expense)
Gain on sale of assets	—	(50)	1	(41)
Interest income and other, net	(47)	(70)	(28)	(121)
Total other income (expense)	(47)	(120)	(27)	(162)

Net income (loss) before minority interest, income taxes, and discontinued operations	(809)	724	(1,665)	(346)
Minority interest (income) expense	29	—	27	—
Income tax expense	—	654	—	677

Net income (loss) from continuing operations	(838)	70	(1,692)	(1,023)
Income (loss) from discontinued operations	—	7	—	(133)
Loss on disposal of discontinued operations	—	(11)	—	(11)

Net income (loss) before cumulative effective of change in accounting principle	(838)	66	(1,692)	(1,167)
Cumulative effect of change in accounting principle	—	—	(28,184)	—

Net income (loss)	(838)	66	(29,876)	(1,167)
Preferred stock dividend	(15)	—	(45)	—

Net income (loss) available to common stockholders	$(853)	$66	$(29,921)	$(1,167)

Net income (loss) per common share — basic
Continuing operations	$(0.02)	$—	$(0.04)	$(0.03)
Discontinued operations	—	—	—	(0.01)
Cumulative effect of change in accounting principle	—	—	(0.69)	—
Net income (loss) per common share — basic	$(0.02)	$—	$(0.73)	$(0.04)

Weighted average common shares outstanding — basic	41,578	32,317	41,180	32,327

Net income (loss) per common share — diluted
Continuing operations	$(0.02)	$—	$(0.04)	$(0.03)
Discontinued operations	—	—	—	(0.01)
Cumulative effect of change in accounting principle	—	—	(0.69)	—
Net income (loss) per common share — diluted	$(0.02)	$—	$(0.73)	$(0.04)

Weighted average common shares — diluted	41,578	32,353	41,180	32,327

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(29,876)	$(1,167)
Reconciling adjustments:
Cumulative effect of change in accounting principle	28,184	—
Depreciation and amortization	236	2,322
Common stock/options/warrants for services	51	18
Minority interest expense	27	—
Write down and loss on equity investment	—	475
Discontinued operations	—	93
Changes in operating assets and liabilities, net of the effects of acquisitions
(Increase)/decrease in accounts receivable	(7)	27
Increase in amounts due from related parties	—	(5)
(Increase)/decrease in other current assets	(5)	171
Decrease in accounts payable and other current liabilities	(1,464)	(667)
Increase in deferred revenue	802	335
Increase in accrued payroll	912	—
Increase in taxes payable	(133)	695
Other	(29)	41
Net cash provided by (used in) operating activities	(1,302)	2,338

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(748)	(2)
Proceeds from sale of assets	7	—
Capitalized acquisition costs	—	(731)
Investment in affiliate	—	(375)
Net cash used in investing activities	(741)	(1,108)

Cash flows from financing activities:
Payments on share rescission liability	(366)	—
Additions to notes payable, current	47	—
Payments on notes payable, current	(63)	—
Net cash used in financing activities	(382)	—

Increase (decrease) in cash and cash equivalents	(2,425)	1,230

Cash and cash equivalents:
Beginning of period	6,281	3,852
End of period	$3,856	$5,082

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by accounting principles generally accepted in the United States.  However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods.  The results of operations for the six month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period’s presentation.

2.           2001 Acquisition

The Company was formed pursuant to a merger (the “Merger”) between Telescan, Inc. (“Telescan”) and ZiaSun Technologies, Inc. (“ZiaSun”) on December 6, 2001.  ZiaSun stockholders received one share of INVESTools common stock for each ZiaSun share they owned as of the record date, Telescan common stockholders received 0.55531 shares of INVESTools common stock for each Telescan common share they owned as of the record date and Telescan preferred stockholders received one share of INVESTools preferred stock for each Telescan preferred share they owned at the record date.

The Merger was accounted for under the purchase method of accounting.  Although ZiaSun and Telescan are both wholly-owned subsidiaries of INVESTools, ZiaSun was deemed the acquirer of Telescan for accounting purposes.

The following unaudited pro forma results of operations for the six month period ended June 30, 2001 assumes the acquisition of Telescan occurred on January 1, 2001 and assumes the purchase price has been allocated to the assets purchased and the liabilities assumed based on their values at the date of acquisition.  Pro forma net loss includes amortization of the intangible assets acquired and the one time salary adjustment of $331,000 related to the Merger.

Six Months Ended June 30, 2001
(in thousands, except per share amount)
Revenue	$40,850
Net loss	(5,286)
Net loss attributable to common stockholders	(5,490)
Basic and diluted loss per common share	(0.13)

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

3.        Related Parties

Generation Marketing

D. Scott Elder and Ross Jardine, each an executive officer and a director of the Company, and Scott Harris, an executive officer of the Company, each own an approximate 17% interest in Generation Marketing, LLC.  On an aggregate basis, these three individuals own a 51% interest in Generation Marketing, LLC.  Generation Marketing supervises most of the worldwide marketing efforts of the Company, including buying advertising time in radio, television and print media and coordinating direct mail and some e-mail marketing campaigns.  The Company paid $2.7 million and $3.4 million in marketing expenses to Generation Marketing, LLC for the six month period ended June 30, 2002 and 2001, respectively, and $1.7 million and $1.2 million for the second quarter of 2002 and 2001, respectively.

In June 2002, David M. McCoy, an executive officer of the Company, sold his 17% interest in Generation Marketing to an employee of Generation Marketing who had not previously held an ownership interest.

Hon Leong Chong and Eric Lip Meng Tan

Messrs. Chong and Tan own 25% of OIA Asia and the Company owns the remaining 75%.  Messrs. Chong and Tan are officers of OIA Asia and are involved in management of the Company’s operations in Singapore, Malaysia, Brunei, and Hong Kong.  The Company paid Messrs. Chong and Tan compensation for salaries and expenses totaling approximately $30,000 and $40,000 each for the six months ended June 30, 2002 and 2001, respectively, and approximately $15,000 and $20,000 each for the second quarter of 2002 and 2001, respectively.

4.           Recently Adopted Accounting Standards

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  As a result, the Company stopped recording the amortization of goodwill as a charge to earnings effective January 1, 2002.  Goodwill is now tested for impairment at least annually.  For purposes of the impairment test, goodwill was allocated to each of the reporting units and was tested for impairment by comparing the fair value of each reporting unit to its carrying value.

As part of the transition provisions of SFAS 142, the Company completed the impairment testing of goodwill during the second quarter of 2002. The impairment testing is performed in two steps: (i) determine impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, measure the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Using conservative but realistic assumptions, the Company determined that the carrying value of the Investor Education segment was greater than the derived fair value, indicating an impairment in the recorded goodwill. To determine fair value, the Company relied on a discounted cash flow analysis.  Significant estimates used in the methodology included estimates of future earnings, future growth rates and a weighted average cost of capital.   For goodwill valuation purposes only, the revised fair value of this segment was allocated to the assets and liabilities of the business unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred currently. This allocation resulted in a write-down of recorded goodwill in the amount of $28.2 million, which has been reported as the cumulative effect of a change in accounting principle, as of January 1, 2002, in the accompanying consolidated statements of operations.

The carrying value of goodwill attributable to each reporting unit was as follows:

	Investor Education	Publishing and Business Services	Total
Balance at December 31, 2001	$40,445	$—	$40,445
Adjustment to purchase price allocation	(303)	—	(303)
Impairment charge	(28,184)	—	(28,184)
Balance at January 1, 2002	11,958	——	11,958

The following unaudited pro forma results of operations data for the three and six months ended June 30, 2002 and 2001 are presented as if the provisions of SFAS No. 142 had been in effect for all periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
		2002	2001	2002	2001
Net income (loss) as reported		$(853)	$66	$(29,921)	$(1,167)
Add:	cumulative effect of change in accounting principle	—	—	28,184	—
Add:	goodwill amortization	—	1,135	—	2,269
	Adjusted net income (loss)	$(853)	$1,201	$(1,737)	$1,012

Basic EPS:
Net income (loss)		$(0.02)	$0.00	$(0.73)	$(0.04)
Add:	cumulative effect of change in accounting principle	—	—	0.69	—
Add:	goodwill amortization	—	0.04	—	0.07
	Adjusted net income (loss)	$(0.02)	$0.04	$(0.04)	$(0.03)

Diluted EPS:
Net income (loss)		$(0.02)	$0.00	$(0.73)	$(0.04)
Add:	cumulative effect of change in accounting principle	—	—	0.69	—
Add:	goodwill amortization	—	0.04	—	0.07
	Adjusted net income (loss)	$(0.02)	$0.04	$(0.04)	$(0.03)

During the first quarter of 2002, the Company also adopted SFAS No. 144, Accounting for the Impairment Or Disposal of Long-lived Assets.  Adoption of SFAS No. 144 did not have a material impact on the consolidated results of operation or financial position of the Company.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003.  Under SFAS No. 145, the Company would report gains and losses on the extinguishment of debt in pre-tax earnings rather than in extraordinary items.  The Company does not believe the adoption of SFAS No. 145 will have a material effect on the Company’s consolidated financial statements.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructuring, involuntarily terminating employees, and consolidating facilities, initiated after December 31, 2002.  The Company does not believe the adoption of SFAS No. 146 will have a material effect on the Company’s consolidated financial statements.

5.           Shares Subject to Rescission

In January 2001, the Company made an offer of rescission to the former shareholders of Seminar Marketing Group, Inc. (“SMG”) pursuant to which such shareholders would be compensated with a cash amount equal to the consideration paid for the shares originally granted plus the statutory rate of interest of 12%.  The SMG shareholders had until February 6, 2002 to accept or reject the offer.  During 2001, the Company paid approximately $90,000 to SMG shareholders to purchase their shares and $366,000 was paid during the first quarter of 2002.  All but six SMG shareholders accepted the rescission offer.  The liability at December 31, 2001 of $366,000 did not include the amount reclassified from the share rescission liability into additional paid in capital related to these six shareholders as the deadline for these individuals had passed and the possibility of having any of these individuals later exerting their rights to the rescission offer is considered remote.

6.           Segments

Following the Merger, the Company has two reportable business segments: Investor Education, which is primarily the operations of OIA and subsidiaries, and Publishing and Business Services, which is primarily the operations of Telescan and subsidiaries.  The reportable segments are managed separately by the management teams in place before the Merger.  Corporate and Eliminations consists primarily of the corporate operations of the holding company, INVESTools, and ZiaSun excluding OIA and intercompany eliminations.  Prior to the Merger, ZiaSun operated in a single segment.  Financial results of the Company for each segment were as follows (in thousands):

	For the Quarter Ended June 30, 2002
	Investor Education	Publishing and Business Services	Corporate and Eliminations	Total
Revenue	$12,547	$2,180	$(261)	$14,466
Depreciation and amortization expense	37	130	—	167
Net income (loss)	169	(1,039)	32	(838)

	For the Six Months Ended June 30, 2002
	Investor Education	Publishing and Business Services	Corporate and Eliminations	Total
Revenue	$23,478	$4,912	$(504)	$27,886
Depreciation and amortization expense	66	170	—	236
Cumulative effect of change in accounting principle	(28,184)	—	—	(28,184)
Net loss	(28,103)	(1,548)	(225)	(29,876)

7.           Subsequent Events

Shares issued to Officers and Directors

In May 2002, the Board of Directors authorized payment of bonuses for the first quarter to the executive officers of the Company.   Additionally, the Board authorized payment of the directors’ fees to the outside directors for the first quarter.  Certain executive officers and the outside directors elected to receive the bonuses and fees in the Company’s common stock.  In August 2002, the Company issued a total of 469,855 shares to these executive officers and outside directors.

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

The Merger was accounted for under the purchase method of accounting as if ZiaSun had acquired Telescan.  Therefore, results of operations for Telescan are included in the three and six months ended June 30, 2002, but not included in the three and six months ended June 30, 2001, as the Merger was not completed until December 2001.  Refer to Note 2 for pro forma information as if the companies had merged effective January 1, 2001.

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

Goodwill and Intangible Assets

Goodwill, which represents the excess costs over the fair value of net assets acquired, has historically been amortized on a straight-line basis over 10 years.  Beginning January 1, 2002, goodwill will not be amortized but will be tested for impairment annually and any necessary adjustment charged to expense, in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  Refer to the section “Recent Accounting Pronouncements” for further discussion on the adoption and implementation of SFAS No. 142.

In connection with the acquisition of Telescan, the Company reviewed the intangible assets acquired and valued them in accordance with SFAS No. 141 and No. 142.  Using a valuation methodology allowable under SFAS No. 141, the Company determined that its software platforms containing ProSearch and its Orbit marketing/publishing engine should be capitalized at a value of $250,000 each and assigned useful lives of 10 and 5 years, respectively.  The useful lives were determined based on the proprietary nature of the software, absence of equivalent competitive products and the unlikelihood of any being developed, and the useful lives already realized.

Income Taxes

Deferred tax assets are recognized for temporary differences between the financial reporting basis and the tax basis of assets and liabilities, at the enacted tax rates expected to be in effect when the temporary differences reverse.  Deferred tax assets represent net operating loss caryforwards expected to be utilized to offset anticipated future earnings of the Company.

A valuation allowance for deferred tax assets is provided if it is more likely than not that some portion of the deferred tax asset will not be realized.  An increase or decrease in a valuation allowance that results from a change in circumstances that causes a change in judgment about the realizability of the related deferred tax asset is included in income.  The Company anticipates realizing the deferred tax asset and, accordingly, no valuation allowance is considered necessary as of June 30, 2002.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

The Company’s sales decreased by $1.1 million, or 7%, to $14.5 million for the three months ended June 30, 2002.  As discussed above, only the results of ZiaSun are included prior to December 6, 2001, the date of the Merger.  The decrease is due to a decrease in revenues from the Investor Education segment of $3.0 million partially offset by acquired revenues from the Publishing and Business Services segment of $1.9 million.  The decrease in Investor Education revenues primarily resulted from lower workshop revenues due to a combination of fewer workshops in the quarter combined with slightly lower average attendance.  This softness in demand for workshops parallels closely the financial market volatility in 2002.

Cost of revenue decreased slightly to $6.6 million for the three months ended June 30, 2002.  Cost of revenue from the Investor Education segment decreased approximately $900,000 offset by the cost acquired from the Publishing and Business Services segment of approximately $800,000.  Cost of revenue as a percentage of revenue increased to 46% for the three months ended June 30, 2002 from 43% for the same period in 2001.  This increase in the percentage is primarily due to a shift towards more co-branded and co-marketed workshops.  Co-branded and co-marketed workshops have the advantage of expanding the market for the Company’s workshops to more customers than are being reached by the Company’s current marketing efforts.  Such co-branded and co-marketed workshops incur additional commission expense, recorded as cost of revenue.

Selling, general and administrative expenses, including the expenses paid to related parties, increased approximately $1.8 million, or a 28% increase over the prior year period amount of $6.6 million.  The increase is primarily due to an additional $2.2 million in expenses in the Publishing and Business Services segment offset by reduced overhead from ZiaSun eliminated after the Merger.  Marketing costs remained relatively stable compared to the prior period as the Company has launched new marketing efforts in the second quarter of 2002 to adapt to the changing marketplace.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

The Company’s sales decreased by $1.9 million, or 6%, to $27.9 million for the first six months of 2002.  As discussed above, only the results of ZiaSun are included prior to December 6, 2001, the date of the Merger.  The decrease is due to a decrease in revenues from the Investor Education segment of $6.3 million partially offset by revenues acquired from the Publishing and Business Services segment of $4.4 million.  The decrease in Investor Education revenues primarily resulted from lower workshop revenues due to a combination of fewer workshops in the six month period combined with lower average attendance.  This softness in demand for workshops parallels closely the financial market volatility since the fourth quarter of 2001.

Cost of revenue increased approximately $500,000, or 4%, from $12.3 million for the six-month period ended June 30, 2001.  Cost of revenue from the Investor Education segment decreased $1.2 million offset by the costs acquired from the Publishing and Business Services segment of $1.7 million.  Cost of revenue as a percentage of revenue increased to 46% for the six-month period ended June 30, 2002 from 41% for the same period in 2001.  The increase in the percentage is primarily due to a shift towards more co-branded and co-marketed workshops.  Co-branded and co-marketed workshops have the advantage of expanding the market for the Company’s workshops to more customers than are being reached by the Company’s current marketing efforts.  Such co-branded and co-marketed workshops incur additional commission expense, recorded as cost of revenue.

Selling, general and administrative expenses, including the expenses paid to related parties, totaled $16.5 million, or an 11% increase over the prior year period amount of $14.9 million.  The increase is primarily due to costs acquired from the Publishing and Business Services segment of $4.5 million offset by $3.0 million of reduced costs from the Investor Education segment primarily due to a $2.9 million decrease in marketing costs over the prior year.  The Company scaled back marketing efforts after the events of September 11, 2001 and the completion of the Merger.  As discussed above, in the second quarter of 2002, marketing costs are back to the 2001 levels due to the launch of new marketing efforts in the second quarter in response to the continued volatility in the market place.

Related Party Transactions

Generation Marketing

D. Scott Elder and Ross Jardine, each an executive officer and a director of the Company, and Scott Harris, an executive officer of the Company, each own an approximate 17% interest in Generation Marketing, LLC.  On an aggregate basis, these three individuals own a 51% interest in Generation Marketing, LLC.   Generation Marketing supervises most of the worldwide marketing efforts of the Company, including buying advertising time in radio, television and print media and coordinating direct mail and some e-mail marketing campaigns.  The Company paid $2.7 million and $3.4 million in marketing expenses to Generation Marketing, LLC for the six months ended June 30, 2002 and 2001, respectively, and $1.7 million and $1.2 million for the second quarter of 2002 and 2001, respectively.  Based on OIA’s management’s experience in buying media, it is their opinion that the rates charged by Generation Marketing, LLC to OIA for these services were as favorable to the Company as could have been obtained with unaffiliated third parties.  Additionally, Generation Marketing, LLC has experience specific to seminar and direct response marketing companies and provides various additional services that competitors do not offer, including maintaining confidentiality of marketing methods and techniques, call center coordination, and audio and video production.  The Company has no ongoing contractual or other commitments to Generation Marketing, LLC.

In June 2002, David M. McCoy, an executive officer of the Company, sold his 17% interest in Generation Marketing to an employee of Generation Marketing who had not previously held an ownership interest.

Hon Leong Chong and Eric Lip Meng Tan

Messrs. Chong and Tan collectively own 25% of OIA Asia and the Company owns the remaining 75%.  Messrs. Chong and Tan are officers of OIA Asia and are involved in management of the Company’s operations in Singapore, Malaysia, Brunei, and Hong Kong.  The Company paid Messrs. Chong and Tan compensation for salaries and expenses totaling approximately $30,000 and $40,000 each for the six months ended June 30, 2002 and 2001, respectively, and approximately $15,000 and $20,000 each for the second quarter of 2002 and 2001, respectively.

Liquidity and Capital Resources

During the first six months of 2002, the Company used $1.3 million of cash to finance operations.  Much of the cash decrease is attributable to changes in working capital, including an unusually large reduction in accounts payable and accrued liabilities accumulated prior to the Merger.  Investing activities consisted primarily of $748,000 of leasehold improvements and equipment purchases in connection with the Company’s relocation of its Houston facilities.  This is a sizable investment which will save the Company more than $3.0 million over the term of the original lease.  Payments on the SMG share rescission liability used $366,000 of cash in a one-time transaction.

The Company’s current assets at June 30, 2002 were $6.7 million compared to $9.0 million at December 31, 2001.  At June 30, 2002 the Company’s current liabilities were $10.3 million and were $10.8 million at December 31, 2001.  Working capital was a deficit of $3.6 million, an increase from a deficit of $1.8 million as compared to December 31, 2001.  Excluding deferred revenue, which represents a non-cash obligation, working capital decreased from $1.8 million at December 31, 2001 to approximately $800,000 at June 30, 2002.

The Company believes that current cash resources and future cash flow from its continuing operations will be sufficient to meet its current obligations.  The Company is pursuing various cost containment measures of which the amendment of the Houston facility lease is an example.  Additionally, by the end of 2002 the Company will have paid off certain equipment lease commitments reducing cash requirements by more than $220,000 per quarter from first quarter levels.  In addition, the Company expects to develop and launch additional workshops, home study and other products over the course of the year.

Recent Accounting Pronouncements

On January 1, 2002, the Company adopted SFAS, No. 142, Goodwill and Other Intangible Assets.  As a result, the Company stopped recording the amortization of goodwill as a charge to earnings effective January 1, 2002.  Goodwill is now tested for impairment at least annually.  For purposes of the impairment test, goodwill was allocated to each reporting unit and was tested for impairment by comparing the fair value of each reporting unit to its carrying value.

As part of the transition provisions of SFAS 142, the Company completed the impairment testing of goodwill during the second quarter of 2002. The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, measure the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Using conservative, but realistic assumptions, the Company determined that the carrying value of the Investor Education segment was greater than the derived fair value, indicating an impairment in the recorded goodwill. To determine fair value, the Company relied on a discounted cash flow analysis.  Significant estimates used in the methodology included estimates of future earnings, future growth rates and a weighted average cost of capital.   For goodwill valuation purposes only, the revised fair value of this segment was allocated to the assets and liabilities of the business unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred currently. This allocation resulted in a write-down of recorded goodwill in the amount of $28.2 million, which has been reported as the cumulative effect of a change in accounting principle, as of January 1, 2002, in the accompanying consolidated statements of operations.

The carrying value of goodwill attributable to each reporting unit was as follows:

	Investor Education	Publishing and Business Services	Total
Balance at December 31, 2001	$40,445	$—	$40,445
Adjustment to purchase price allocation	(303)	—	(303)
Impairment charge	(28,184)	—	(28,184)
Balance at January 1, 2002	11,958	—	11,958

The following unaudited pro forma results of operations data for the three and six months ended June 30, 2002 and 2001 are presented as if the provisions of SFAS No. 142 had been in effect for all periods presented:

		Three Months Ended June 30,		Six Months Ended June 30,
		2002	2001	2002	2001
Net income (loss) as reported		$(853)	$66	$(29,921)	$(1,167)
Add:	cumulative effect of change in accounting principle	—	—	28,184	—
Add:	goodwill amortization	—	1,135	—	2,269
	Adjusted net income (loss)	$(853)	$1,201	$(1,737)	$1,012

Basic EPS:
Net income (loss)		$(0.02)	$0.00	$(0.73)	$(0.04)
Add:	cumulative effect of change in accounting principle	—	—	0.69	—
Add:	goodwill amortization	—	0.04	—	0.07
	Adjusted net income (loss)	$(0.02)	$0.04	$(0.04)	$(0.03)

Diluted EPS:
Net income (loss)		$(0.02)	$0.00	$(0.73)	$(0.04)
Add:	cumulative effect of change in accounting principle	—	—	0.69	—
Add:	goodwill amortization	—	0.04	—	0.07
	Adjusted net income (loss)	$(0.02)	$0.04	$(0.04)	$(0.03)

During the first quarter of 2002, the Company also adopted SFAS No. 144, Accounting for the Impairment Or Disposal of Long-lived Assets.  Adoption of SFAS No. 144 did not have a material impact on the consolidated results of operation or financial position of the Company.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 (“Opinion No. 30”). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003.  Under SFAS No. 145, the Company would report gains and losses on the extinguishment of debt in pre-tax earnings rather than in extraordinary items.  The Company  does not believe the adoption of SFAS No. 145 will have a material effect on the Company’s consolidated financial statements.

In July 2002, the Financial Accounting Standards Board issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructuring, involuntarily terminating employees, and consolidating facilities, initiated after December 31, 2002.  The Company does not believe the adoption of SFAS No. 146 will have a material effect on the Company’s consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

The Company is not exposed to interest rate risk.  The Company does not enter, or intend to enter, into derivative financial instruments for trading or speculative purposes.  There has been no material change in the Company’s position regarding quantitative and qualitative disclosures of market risk from that disclosed in the Company’s Form 10-K for the year ended December 31, 2001.

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

Scott Bowen v. ZiaSun Technologies, Inc. - ZiaSun is a party defendant in the matter of Scott Bowen v. Bryant D. Cragun, et al. Superior Court of California, County of San Diego, Case No. 762921.  The plaintiff alleges to have purchased shares of common stock of ZiaSun and various other companies (unaffiliated with ZiaSun) through Amber Securities Corporation, a registered broker dealer formerly known as World Trade Financial Corporation, and its sales associates, who were acting as agents of ZiaSun.  The plaintiff alleges that Amber and its sales associates made misstatements regarding ZiaSun, upon which the plaintiff relied when purchasing ZiaSun shares.  The plaintiff alleges to have invested approximately $365,625 in ZiaSun and various other companies (unaffiliated with ZiaSun); however, the plaintiff fails to specify the exact number of shares of ZiaSun common stock purchased and the amount paid.  The amount of any investment made by the plaintiff in ZiaSun was not stated in the complaint, nor is such amount known to ZiaSun.  The plaintiff is seeking the return of his investment plus a legal rate of interest, punitive damages, costs and attorney fees.  A trial date has been set in October 2002.  The Company denies the allegations and will proceed in defending itself.

Leif Fredsted v. ZiaSun Technologies, Inc. - ZiaSun is a party defendant in the matter of Leif Fredsted v. Bryant D. Cragun, et al., Superior Court of California, County of San Diego, Case No. 72344.  The plaintiff alleges to have purchased shares of common stock of Asia4Sale.com Ltd., a former subsidiary of ZiaSun, and various other companies (unaffiliated with ZiaSun) through Amber Securities Corporation, a registered broker dealer formerly known as World Trade Financial Corporation, and Carlton Capital and their respective sales associates.  The plaintiff alleges that Amber and its sales associates made misstatements regarding ZiaSun and Asia4Sale.com Ltd.  However, the plaintiff does not claim to have purchased any shares of ZiaSun.  The plaintiff alleges to have invested approximately $108,840 in Asia4Sale.com Ltd. and various other companies (unaffiliated with ZiaSun).  The plaintiff fails to specify the exact number of shares of Asia4Sale.com Ltd. purchased and the amount paid.  The amount of any investment made by the plaintiff in Asia4Sale.com Ltd. was not stated in the complaint, nor is such amount known to ZiaSun.  The plaintiff is seeking the return of his investment plus a legal rate of interest, punitive damages, costs and attorney fees.  A trial date has been set in October 2002.  The Company denies the allegations and will proceed in defending itself.

The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company’s financial position or results of operation.

Item 2.  Changes in Securities.

Convertible Preferred Stock

On May 15, 2002, the 120,000 outstanding shares of the Series A Convertible Preferred Stock converted into 1,666,667 shares of common stock.  Accrued dividends of $75,000 were converted into 41,667 shares of common stock in accordance with the preferred stock agreement.  All shares of common stock were issued pursuant to Section 3(a)(9) of the Securities Act of 1933.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K:

A current report on Form 8-K was filed by the Company on April 22, 2002 announcing that the Company had entered into an agreement with McKenna Capital LLC, formerly known as McKenna Venture Accelerator, LLC (“McKenna Capital”) and related parties to dispose of its interest in MKZ Fund, LLC, a venture capital fund owned by the Company and McKenna Enterprises, Inc., and to cancel further funding commitments.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTools, Inc.

/s/ PAUL A. HELBLING

Paul A. Helbling Chief Financial Officer A duly authorized officer of the Registrant

Date:  August 16, 2002