Form 10-Q
period 2002-09-30
INVESTOOLS INC
filed 2002-11-14
CIK 1145124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED September 30, 2002

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

$.01 par value per share Common Stock: 42,892,726 as of November 11, 2002

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

INVESTOOLS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share amounts)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,365	$5,930
Accounts receivable, net (allowance: $170; $150)	1,374	1,560
Amounts due from related parties	—	15
Income tax receivable	591	746
Other current assets	642	407
Total current assets	4,972	8,658

Restricted cash	653	351
Goodwill and intangibles, net	12,402	40,945
Deferred tax assets	4,843	4,799
Furniture, fixtures and equipment, net	795	436

Total assets	$23,665	$55,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$2,225	$3,787
Deferred revenue	4,178	3,616
Accrued payroll	1,240	867
Accrued tax liabilities	592	705
Shares subject to rescission	—	366
Other current liabilities	693	1,502
Total liabilities, current	8,928	10,843

Minority interest liability	—	2

Stockholders’ equity:
Convertible preferred stock (liquidation preference $25 per share) (shares issued and outstanding 0, 120)	—	1
Common stock (shares issued and outstanding: 42,893; 40,792)	429	408
Additional paid-in capital	126,604	125,855
Deferred compensation	(98)	—
Accumulated deficit	(112,198)	(81,920)

Total stockholders’ equity	14,737	44,344

Total liabilities and stockholders’ equity	$23,665	$55,189

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenue	$12,228	$10,103	$40,114	$39,877

Costs and expenses
Cost of revenue	5,279	4,459	18,072	16,709
Selling, general and administrative expenses	5,861	3,861	19,626	15,379
Related party expense	1,234	1,821	3,964	5,214
Depreciation and amortization expense	241	1,155	477	3,477
Write down of assets and other charges	—	355	—	830

Total costs and expenses	12,615	11,651	42,139	41,609

Net loss from operations	(387)	(1,548)	(2,025)	(1,732)

Other income (expense)
Gain on sale of assets	—	—	1	(41)
Interest income and other, net	29	40	1	(81)

Total other income (expense)	29	40	2	(122)

Net loss before minority interest, income taxes, and discontinued operations	(358)	(1,508)	(2,023)	(1,854)
Minority interest expense	9	—	36	—
Income tax expense (benefit)	—	(90)	—	587

Net loss from continuing operations	(367)	(1,418)	(2,059)	(2,441)
Loss from discontinued operations	—	—	—	(133)
Loss on disposal of discontinued operations	—	(50)	—	(61)

Net loss before cumulative effect of change in accounting principle	(367)	(1,468)	(2,059)	(2,635)
Cumulative effect of change in accounting principle	10	—	(28,174)	—

Net loss	(357)	(1,468)	(30,233)	(2,635)
Preferred stock dividend	—	—	(45)	—

Net loss available to common stock holders	$(357)	$(1,468)	$(30,278)	$(2,635)

Net loss per common share – basic and diluted
Continuing operations	$(0.01)	$(0.04)	$(0.05)	$(0.08)
Discontinued operations	—	(0.01)	—	—
Cumulative effect of change in accounting principle	—	—	(0.68)	—
Net loss per common share – basic and diluted	$(0.01)	$(0.05)	$(0.73)	$(0.08)
Weighted average common shares outstanding – basic and diluted	42,653	31,825	41,677	32,151

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,

2002

2001

Cash flows from operating activities:
Net loss	$(30,233)	$(2,635)
Reconciling adjustments:
Cumulative effect of change in accounting principle	28,174	—
Depreciation and amortization	477	3,477
Common stock/options/warrants for services	70	25
Minority interest expense	36	—
Write down and loss on equity investment	—	830
Discontinued operations	—	94
Changes in operating assets and liabilities, net of the effects of acquisitions
Decrease in accounts receivable	258	175
Increase in amounts due from related parties	—	(5)
Increase in restricted cash	(302)	(21)
(Increase)/decrease in other current assets	(80)	187
Decrease in accounts payable and other current liabilities	(2,028)	(106)
Increase in deferred revenue	562	1,166
Increase in accrued payroll	858	—
Decrease in taxes payable	(113)	(1,207)
Other	(54)	62

Net cash provided by (used in) operating activities	(2,375)	2,042

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(786)	(41)
Proceeds from sale of assets	7	—
Capitalized acquisition costs	—	(1,103)
Investment in affiliate	—	(374)
Other	(14)	—

Net cash used in investing activities	(793)	(1,518)

Cash flows from financing activities:
Payments on share rescission liability	(366)	—
Additions to notes payable, current	47	—
Payments on notes payable, current	(78)	—

Net cash used in financing activities	(397)	—

Increase (decrease) in cash and cash equivalents	(3,565)	524

Cash and cash equivalents:
Beginning of period	5,930	3,524

End of period	$2,365	$4,048

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by accounting principles generally accepted in the United States.  However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods.  The results of operations for the nine month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

The following unaudited pro forma results of operations for the nine month period ended September 30, 2001 assumes the acquisition of Telescan occurred on January 1, 2001 and assumes the purchase price has been allocated to the assets purchased and the liabilities assumed based on their values at the date of acquisition.  Pro forma net loss includes amortization of the intangible assets acquired and the one time salary adjustment of $446,000 related to the Merger.

Nine Months Ended September 30, 2001
(in thousands, except per share amount)
Revenue	$54,480
Net loss	(9,123)
Net loss attributable to common stockholders	(9,214)
Basic and diluted loss per common share	(0.22)

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

3.              Related Parties

D. Scott Elder and Ross Jardine, each an executive officer and a director of the Company, and Scott Harris, an executive officer of the Company, each own an approximate 17% interest in Generation Marketing, LLC.  On an aggregate basis, these three individuals own a 51% interest in Generation Marketing, LLC.  Generation Marketing, LLC supervises most of the worldwide marketing efforts of the Company, including buying advertising time in radio, television and print media and coordinating direct mail and some e-mail marketing campaigns.  The Company paid $4.0 million and $5.2 million in marketing expenses to Generation Marketing, LLC for the nine month periods ended September 30, 2002 and 2001, respectively, and $1.2 million and $1.8 million for the third quarter of 2002 and 2001, respectively.

In May 2002, David M. McCoy, an executive officer of the Company, sold his 17% interest in Generation Marketing, LLC to an employee of Generation Marketing, LLC who had not previously held an ownership interest.

4.              INVESTools Asia Pacific Pte. Ltd.  (“INVESTools Asia”)

During the third quarter, the Company renegotiated its agreement with Messrs. Chong and Tan regarding the operation and ownership of INVESTools Asia.

The amended agreement provides that INVESTools will acquire the minority interest ownership from Messrs. Chong and Tan causing INVESTools Asia to become a wholly owned subsidiary of INVESTools.  Messrs. Chong and Tan will continue to manage the operations of INVESTools Asia under revised compensation arrangements.  The effective date of the amended agreement is August 1, 2002.

5.              Recently Accounting Pronouncements

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

The carrying value of goodwill attributable to each reporting unit was as follows:

	Investor Education	Publishing and Business Services	Total
Balance at December 31, 2001	$40,445	$—	$40,445
Adjustment to purchase price allocation	(313)	—	(313)
Impairment charge	(28,174)	—	(28,174)
Balance at January 1, 2002	$11,958	$—	$11,958

The following unaudited pro forma results of operations data for the three and nine months ended September 30, 2002 and 2001 are presented as if the provisions of SFAS No. 142 had been in effect for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net income (loss) as reported	$(357)	$(1,468)	$(30,278)	$(2,635)
Add: cumulative effect of change in accounting principle	(10)	—	28,174	—
Add: goodwill amortization	—	1,134	—	3,403

Adjusted net income (loss)	$(367)	$(334)	$(2,104)	$768

Basic and diluted EPS:
Net income (loss)	$(0.01)	$(0.05)	$(0.73)	$(0.08)
Add: cumulative effect of change in accounting principle	—	—	0.68	—
Add: goodwill amortization	—	0.04	—	0.11

Adjusted net income (loss)	$(0.01)	$(0.01)	$(0.05)	$0.03

During the first quarter of 2002, the Company also adopted SFAS No. 144, Accounting for the Impairment Or Disposal of Long-lived Assets.  Adoption of SFAS No. 144 did not have a material impact on the consolidated results of operations or financial position of the Company.

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

6.              Shares Subject to Rescission

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

7.              Segments

Following the Merger, the Company has two reportable business segments: Investor Education, which is primarily the operations of Online Investors Advantage, Inc. (“OIA”) and subsidiaries, and Publishing and Business Services, which is primarily the operations of Telescan and subsidiaries.  The reportable segments are managed separately by the management teams in place before the Merger.  Corporate and Eliminations consists primarily of the corporate operations of the holding company, INVESTools, and ZiaSun excluding OIA and intercompany eliminations.  Prior to the Merger, ZiaSun operated in a single segment.  Financial results of the Company for each segment were as follows (in thousands):

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002

Revenue
Investor Education	$10,444	$33,922
Publishing and Business Services	1,871	6,783
Corporate and Eliminations	(87)	(591)

Total revenue	$12,228	$40,114

Cumulative effect of change in accounting principles
Investor Education	$10	$(28,174)
Publishing and Business Services	—	—
Corporate and Eliminations	—	—

Total revenue	$10	$(28,174)

Net income (loss)
Investor Education	$117	$(27,973)
Publishing and Business Services	(465)	(2,013)
Corporate and Eliminations	(9)	(247)

Total revenue	$(357)	$(30,233)

8.              Stockholders’ Equity

In May 2002, the Board of Directors authorized payment of the first quarter bonuses to the officers and directors of the Company.  Each officer elected to receive part of his bonus in Company common stock, in cash, or in a combination thereof.  Each director elected to receive his entire bonus in stock.  In August 2002, the Company issued a total of 469,855 shares to the officers and directors of the Company resulting in a non-cash increase to equity of approximately $141,000 during the three months ended September 30, 2002.

In August 2002, the Board of Directors authorized payment of the second quarter bonuses to certain officers of the Company.  Each officer elected to receive part of his bonus either in Company common stock, in cash, or in a combination thereof.  By November 14, 2002, approximately $46,000 had been paid in cash for these bonuses, but the stock portion had not been distributed.

In September 2002, the Company amended two of its executive employment agreements.  Under the previous employment agreements executed in December 2001, Messrs. Elder and Jardine each were entitled to receive cash payments of $175,000 on December 31, 2002.  Under the new agreements, each of Messrs. Elder and Jardine elected to accept options to purchase 300,000 shares of the Company’s common stock at an exercise price of $.18 per share.  As a result of these contract amendments, the accrued payroll liability for the December 2002 cash payments was reversed and additional paid in capital was increased by $350,000.

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

The Merger was accounted for under the purchase method of accounting as if ZiaSun had acquired Telescan.  Therefore, results of operations for Telescan are included in the three and nine months ended September 30, 2002, but not included in the three and nine months ended September 30, 2001, as the Merger was not completed until December 2001.

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

The Company primarily derives revenue from the following sources: (1) instructor-led and home study educational programs; (2) subscriptions to five different Web sites and other products; and (3) revenue from hosting financial Web sites.  Hosting revenue are recognized ratably over the term of the hosting arrangements, which are generally less than one year.  Revenue for all other services is recognized in the period in which the services are provided.

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

Income Taxes

Deferred tax assets are recognized for temporary differences between the financial reporting basis and the tax basis of assets and liabilities, at the enacted tax rates expected to be in effect when the temporary differences reverse.  Deferred tax assets represent net operating loss carryforwards expected to be utilized to offset anticipated future earnings of the Company.

A valuation allowance for deferred tax assets is provided if it is more likely than not that some portion of the deferred tax asset will not be realized.  An increase or decrease in a valuation allowance that results from a change in circumstances that causes a change in judgment about the realiability of the related deferred tax asset is included in income.  The Company anticipates realizing the deferred tax asset and, accordingly, no valuation allowance is considered necessary as of September 30, 2002.

Results of Operations

Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

As discussed above, only the results of ZiaSun are included in the 2001 amounts as the merger was not final until December 6, 2001.  Revenue increased primarily due to the addition of revenue from the Publishing and Business Services segment of $1.8 million from the merger in addition to an increase in revenue from the Investor Education segment of approximately $300,000.  Investor Education revenue was mostly flat primarily due to declines in workshop and home study revenue offset by increases in Web site revenue and revenue from new products.  Workshop revenue declined approximately $700,000 primarily due to the decline in average attendance to 28.6 attendants per workshop for the quarter ended September 30, 2002 from 33.4 attendants per workshop for the quarter ended September 30, 2001.  This quarter average is largely due to the combination in the third quarter of the downturn in the stock market and the seasonal nature of the business cycle.  Internet subscription revenue increased approximately  $800,000 or 83% over the prior year as Web site subscriptions and renewals are continuing to grow as the Company’s base of customers increases each year.  In August 2002, the Company launched the Personal Training System (PTS), an individualized training program designed to enhance the workshop experience by providing individual telephone guidance using the lessons taught in the workshops.  This new product combined with other “backend” sales efforts, such as option courses and tax courses, provided incremental revenue of approximately $600,000 for the quarter ended September 30, 2002.

Cost of revenue as a percentage of revenue declined slightly primarily due to the addition of cost from the Publishing and Business Services segment which have a lower cost of revenue percentage.  This effectively reduced the consolidated average.  Cost of sales for Investor Education increased as a percentage of sales primarily due to commissions paid to co-branding partners BusinessWeek and CNBC in addition to increased commissions due to other sales channel partners.

Selling, general and administrative expenses, including the expenses paid to related parties, increased as a percentage of revenue to 58% from 56% in the prior year primarily due to the costs from the Publishing and Business Services segment of $1.9 million.  These costs are down 14% from the prior year and are expected to continue to decrease. Selling, general and administrative expenses from Investor Education have decreased over the prior year primarily due to reduced marketing costs as the Company shifts its marketing budget away from more expensive radio/television/newspaper advertising to more cost effective direct mail and email advertising.  Professional fees declined as litigation continues to be settled.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

As discussed above, only the results of ZiaSun are included in the 2001 amounts as the merger was not final until December 6, 2001.  Revenue did not change significantly from the prior year primarily due to the addition of revenue from the Publishing and Business Services segment of $6.2 million as a result of the merger, which was offset by the decrease in revenue from the Investor Education segment of approximately $6.0 million.  Investor Education revenue declined in workshops and home study sales which was offset by increases in Web site subscription renewals and new product offerings during the year.  Declines in workshop revenue of $6.9 million or 24% and home study revenue of $1.1 million or 16% are primarily due to decline in average attendance to 34.4 attendants per workshop for the nine months ended September 30, 2002 from 41.4 attendants per workshop for the same period in 2001, and the continuing soft stock market and uncertainty in the economy.  Web site renewals increased $1.3 million over the prior year as Web site subscription renewals are continuing to increase each year as the Company’s base of customers grows each year.  New product offerings such as PTS, and other “backend” offerings such as tax courses and option courses contributed an additional $600,000 in revenue in the current period.

Cost of revenue as a percentage of revenue increased to 45% compared to 42% for the prior period.  The Publishing and Business Services segment added $2.4 million of cost at a lower percentage of revenue, which reduced the consolidated average.  Cost of sales for Investor Education as a percentage of sales increased even though sales were down, primarily due to a greater proportion of sales through co-branding partners BusinessWeek and CNBC, and other sales channel partners, which result in a paid commission.

Selling, general and administrative expenses, including the expenses paid to related parties, increased as a percentage of revenue to 59% from 52% in the prior year primarily due to the costs from the Publishing and Business Services segment of $6.4 million.  Selling, general and administrative expenses from Investor Education decreased $3.5 million or 17% from the prior year primarily due to reduced marketing costs as the Company shifts its marketing budget away from more expensive radio/television/newspaper advertising to more cost effective direct mail and email advertising.  In addition, a layer of overhead at ZiaSun was eliminated on September 29, 2001 in anticipation of the merger, reducing payroll and other administrative costs by approximately $1.0 million.  Professional fees declined as litigation continues to be settled or reach a conclusion.

Other Activity

In May 2002, the Board of Directors authorized payment of the first quarter bonuses to the officers and directors of the Company.  Each officer elected to receive part of his bonus in Company common stock, in cash, or in a combination thereof.  Each director elected to receive his entire bonus in stock.  In August 2002, the Company issued a total of 469,855 shares to the officers and directors of the Company resulting in a non-cash increase to equity of approximately $141,000 during the three months ended September 30, 2002.

In August 2002, the Board of Directors authorized payment of the second quarter bonuses to certain officers of the Company.  Each officer elected to receive part of his bonus either in Company common stock, in cash, or in a combination thereof.  By November 14, 2002, approximately $46,000 had been paid in cash for these bonuses, but the stock portion had not been distributed.

In September 2002, the Company amended two of its executive employment agreements.  Under the previous employment agreements executed in December 2001, Messrs. Elder and Jardine each were entitled to receive cash payments of $175,000 on December 31, 2002.  Under the new agreements, each of Messrs. Elder and Jardine elected to accept options to purchase 300,000 shares of the Company’s common stock at an exercise price of $.18 per share.  As a result of these contract amendments, the accrued payroll liability for the December 2002 cash payments was reversed and additional paid in capital was increased by $350,000.

Related Party Transactions

D. Scott Elder and Ross Jardine, each an executive officer and a director of the Company, and Scott Harris, an executive officer of the Company, each own an approximate 17% interest in Generation Marketing, LLC.  On an aggregate basis, these three individuals own a 51% interest in Generation Marketing, LLC.   Generation Marketing, LLC supervises most of the worldwide marketing efforts of the Company, including buying advertising time in radio, television and print media and coordinating direct mail and some e-mail marketing campaigns.  The Company paid $4.0 million and $5.2 million in marketing expenses to Generation Marketing, LLC for the nine months ended September 30, 2002 and 2001, respectively, and $1.2 million and $1.8 million for the third quarter of 2002 and 2001, respectively.  The Company has no ongoing contractual or other commitments to Generation Marketing, LLC.

In May 2002, David M. McCoy, an executive officer of the Company, sold his 17% interest in Generation Marketing, LLC to an employee of Generation Marketing, LLC who had not previously held an ownership interest.

Liquidity and Capital Resources

During the first nine months of 2002, the Company used $2.4 million of cash to finance operations.  The cash decrease is due mostly to loss from operations of $2.1 million as the large decrease in accounts payable and accrued liabilities that accumulated prior to the merger are offset by the increase in accrued payroll and the decrease in accounts receivable.  Investing activities consisted primarily of $786,000 of leasehold improvements and equipment purchases in connection with the Company’s relocation of its Houston facilities.  This relocation and resultant lease will save the Company more than $3.0 million over the term of the original lease.  Payments on the Seminar Marketing Group, Inc. (“SMG”) share rescission liability used $366,000 of cash in a one-time transaction.

The Company’s current assets at September 30, 2002 were $5.0 million compared to $8.7 million at December 31, 2001.  At September 30, 2002 the Company’s current liabilities were $8.9 million and were $10.8 million at December 31, 2001.  Working capital was a deficit of $4.0 million, an increase from a deficit of $2.2 million as compared to December 31, 2001.  Excluding deferred revenue, which represents a non-cash obligation, working capital decreased from $1.4 million at December 31, 2001 to approximately $200,000 at September 30, 2002.

The Company uses merchant account vendors to process credit card transactions.  Under the terms of these agreements, the merchant account vendor has the right to withhold credit card funds to cover charge backs in the event the Company is unable to honor its commitments.  Such funds can be held for up to a year after the Company has terminated its relationship with the merchant account vendor.  At September 30, 2002, the Company has $653,000 of restricted cash that is on deposit with merchant account vendors. In September 2002, a merchant account vendor withheld approximately $300,000 of the Company’s cash for deposit, in accordance with the contract with the vendor.  This same vendor withheld an additional $340,000 of the Company’s cash for deposit in October 2002.  Management intends to receiver this cash upon termination of the relationship.

The Company believes that current cash resources and future cash flow from its continuing operations will be sufficient to meet its current obligations.  The Company is successfully pursuing various cost containment measures, of which the relocation of the Company’s Houston facilities is an example.  Additionally, by the end of 2002 the Company will have paid off certain equipment lease commitments reducing cash requirements by more than $170,000 per quarter from third quarter levels.  In addition, the Company expects to develop and launch additional workshops, home study and other products over the course of the year.

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

The carrying value of goodwill attributable to each reporting unit was as follows:

	Investor Education	Publishing and Business Services	Total
Balance at December 31, 2001	$40,445	$—	$40,445
Adjustment to purchase price allocation	(313)	—	(313)
Impairment charge	(28,174)	—	(28,174)
Balance at January 1, 2002	$11,958	$—	$11,958

The following unaudited pro forma results of operations data for the three and nine months ended September 30, 2002 and 2001 are presented as if the provisions of SFAS No. 142 had been in effect for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net income (loss) as reported	$(357)	$(1,468)	$(30,278)	$(2,635)
Add: cumulative effect of change in accounting principle	(10)	—	28,174	—
Add: goodwill amortization	—	1,134	—	3,403

Adjusted net income (loss)	$(367)	$(334)	$(2,104)	$768

Basic and diluted EPS:

Net income (loss)	$(0.01)	$(0.05)	$(0.73)	$(0.08)
Add: cumulative effect of change in accounting principle	—	—	0.68	—
Add: goodwill amortization	—	0.04	—	0.11

Adjusted net income (loss)	$(0.01)	$(0.01)	$(0.05)	$0.03

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

Item 4.           Controls and Procedures

Within the 90 days prior to the date of this Form 10-Q, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14(c) and 15d – 14(c)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, concluded that the disclosure controls and procedures were effective. There were no significant changes in the internal controls and procedures or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

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

Scott Bowen v. ZiaSun Technologies, Inc. –Plaintiff alleged to have purchased shares of common stock of ZiaSun and various other companies (unaffiliated with ZiaSun) through Amber Securities Corporation, a registered broker dealer formerly known as World Trade Financial Corporation, and its sales associates, who were acting as agents of ZiaSun.  The plaintiff alleged that Amber and its sales associates made misstatements regarding ZiaSun, upon which the plaintiff relied when purchasing ZiaSun shares.  On September 26, 2002, the Superior Court of California, County of San Diego, granted summary judgment in favor of ZiaSun on all eight of plaintiffs alleged causes of action on the grounds that plaintiff’s action had no merit.  Although the plaintiff may appeal the decision, the Company does not expect the plaintiff to be successful.

Leif Fredsted v. ZiaSun Technologies, Inc. – Plaintiff alleged to have purchased shares of common stock of ZiaSun and various other companies (unaffiliated with ZiaSun) through Amber Securities Corporation, a registered broker dealer formerly known as World Trade Financial Corporation, and its sales associates, who were acting as agents of ZiaSun.  The plaintiff alleged that Amber and its sales associates made misstatements regarding ZiaSun, upon which the plaintiff relied when purchasing ZiaSun shares.  On September 26, 2002, the Superior Court of California, County of San Diego, granted summary judgment in favor of ZiaSun on all eight of plaintiffs alleged causes of action on the grounds that plaintiff’s action on the grounds that plaintiff’s action had no merit.  Although the plaintiff may appeal the decision, the Company does not expect the plaintiff to be successful.

The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company’s financial position or results of operation.

Item 2.  Changes in Securities.

In May 2002, the Board of Directors authorized payment of the first quarter bonuses to the officers and directors of the Company.  These officers elected to receive part of their bonuses in Company common stock.  The directors elected to receive their entire bonus in stock.  In August 2002, the Company issued a total of 469,855 shares to the officers and directors of the Company.  All shares of common stock were issued pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders (“Annual Meeting”) on September 18, 2002.  The purpose of the Annual Meeting was to elect a director for the ensuing year.

At the Annual Meeting, Stephen C. Wood was elected as director of the Company.  There were 29,243,872 votes for and 102,611 votes withheld for Mr. Wood.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits
99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K:

A current report on Form 8-K was filed by the Company on July 31, 2002 announcing the dismissal of Arthur Andersen LLP as the Company’s independent accountants and the engagement of KPMG as the Company’s new independent accountants.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTools Inc.

/s/ PAUL A. HELBLING

Paul A. Helbling
Chief Financial Officer
A duly authorized officer of the Registrant

Date: November 13, 2002

INVESTOOLS INC.

a Delaware corporation

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Section 302 Certification

I, Lee K. Barba, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of INVESTools Inc., a Delaware corporation (the “registrant”);

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have  identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ LEE K. BARBA
Chief Executive Officer

INVESTOOLS INC.

a Delaware corporation

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Section 302 Certification

I, Paul A. Helbling, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of INVESTools Inc., a Delaware corporation (the “registrant”);

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have  identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ PAUL A. HELBLING
Chief Financial Officer