Form 10-K
period 2002-12-31
INVESTOOLS INC
filed 2003-03-21
CIK 1145124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Yes    ☒                                                                          No     ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 28, 2002 (the last business day of the Registrant’s most recently completed second fiscal quarter) based on the closing price of the common stock on the OTC Bulleting Board of the NASD for such date, was $14.8 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on March 3, 2003, based upon the closing price of the common stock on the OTC Bulletin Board of the NASD for such date, was approximately $11.7 million.  The number of shares of the Registrant’s common stock converted and outstanding on March 3, 2003 was 43,206,466.

INVESTOOLS INC.

FORM 10-K REPORT INDEX

Part I

Item 1.       Business

Overview

INVESTools Inc. (the “Company” or “INVESTools,” http://www.investools.com) is a global leader in investor education that teaches individual investors how to achieve their investment goals.  The Company provides a full range of investor education products and services that are delivered in a variety of formats, including instructor-led workshops, “at home” study programs, personal training sessions and educational newsletters via email.  INVESTools focuses its efforts on providing solutions that provide lifelong learning in three ways:  by teaching basic investing concepts in a traditional learning environment, by helping graduates successfully apply what they have learned through personalized training and by continuously challenging graduates to build on their knowledge through new products and services.

The Company’s primary product is a combination investing workshop and an accompanying six-month Web site subscription.  The workshop implements training and learning by using the Company’s proprietary InvestorToolbox Web site to teach investors a step-by-step process for making intelligent, informed and non-emotional investment decisions.  The six-month InvestorToolbox Web site subscription gives workshop graduates access to the same tools used in the training sessions to more effectively implement the strategies learned.  The investing workshop and accompanying six-month InvestorToolbox Web site subscription are offered to investors through the Company’s own INVESTools’ brand and through distribution partnerships that the Company has formed with marketing and branded partners, such as Peter Lowe, Wright Thurston Group, NTC, BusinessWeek and CNBC.  The Company offers additional investor education products and services that allow workshop graduates to continue to build upon the strategies learned in the investing workshop in order to become more effective managers of their own assets.  A significant percentage of workshop graduates renew their InvestorToolbox Web site subscription every six months, creating substantial recurring sales.

Corporate Background

The Company was incorporated in Delaware on May 21, 2001 and maintains its principal executive offices at 5959 Corporate Drive, Suite LL250, Houston, Texas 77036.  Although incorporated in May of 2001, the Company did not begin business operations until December 6, 2001, when the merger transaction (the “Merger”) pursuant to the Second Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), dated September 25, 2001, between the Company, ZiaSun Technologies, Inc., a Nevada corporation (“ZiaSun”), and Telescan, Inc. a Delaware corporation (“Telescan”), was consummated.  The stockholders of ZiaSun and Telescan approved the Merger Agreement on December 6, 2001.

As a result of the Merger, ZiaSun and Telescan each became wholly owned subsidiaries of the Company.  The stock-for-stock merger transaction resulted in (i) each share of ZiaSun common stock being converted into the right to receive one share of the Company’s common stock, (ii) each share of Telescan common stock being converted into the right to receive 0.55531 of a share of the Company’s common stock and (iii) each share of Telescan preferred stock being converted into one share of the Company’s preferred stock.  No fractional shares of the Company’s common stock were issued and cash, without interest, was paid in lieu of fractional shares.  Following the close of the Merger, former ZiaSun stockholders owned approximately 75% of the Company’s common stock and former Telescan stockholders owned approximately 25%.  The Merger was accounted for under the purchase method of accounting.

ZiaSun owns 100% of Online Investors Advantage, Inc. (“OIA”).  OIA’s wholly owned subsidiaries include:  INVESTools Asia Pacific Pte., Limited (“INVESTools Asia”), INVESTools Hong Kong Ltd. (“INVESTools Hong Kong”), Seminar Marketing Group, Inc. (“SMG”) and Memory Improvement Systems, Inc. (“MIS”).  INVESTools Hong Kong is a start up company with minimal operations and SMG and MIS are dormant companies with no operations.

Telescan owns 100% of INVESTools, Inc. (“INVESTools California”), a California corporation and provider of investment advisory newsletters on the Internet.

Offerings

The Company’s core business segment, Investor Education, offers a full range of investor education products and services that provide lifelong learning in a variety of delivery formats.  The Company also provides investment research tools, investment advisory newsletters, customized direct marketing and Web hosting services on a non-core operating basis to individuals and businesses through its Publishing and Business Services segment.

Investor Education

INVESTools’ investor education products and services have been built on the premise that self-directed investors can more effectively achieve their investment goals through programs that combine hands-on investment education, in-depth investment research tools and quality market data.  The Company has developed one and two-day domestic and international investing workshops as one of the basic tools for implementing the principles of INVESTools’ lifelong investment strategy.  The workshops are accompanied by a six-month Web site subscription.  The Company also offers a variety of investor education products and services that reinforce fundamental investing strategies, as well as provide more advanced investing knowledge.

Basic Investing

INVESTools teaches basic investing principles that are delivered in a variety of formats, including instructor-led classes, DVD and video-based “at home” study courses, personal training sessions, as well as through periodic investor conferences.  Curricula are based on Company-developed investing strategies and are implemented using the Company’s proprietary InvestorToolbox Web site as a “hands on” investing tool.

Preview Event

INVESTools offers a free 90-minute event that introduces attendees to basic investing concepts and provides a broad overview of the market.  Participants receive free gifts for attending and are offered an invitation to attend a more intensive workshop.

Workshops

The Company offers one and two-day domestic and international investing workshops that cover topics ranging from basic investing principles to advanced strategies, such as options investing and cash flow analysis.  Classes also provide investors with “hands on” experience using INVESTools proprietary InvestorToolbox Web site.  Prices for the Company’s workshops range from $995 to $3,995 and are offered under the INVESTools, BusinessWeek Investor and CNBC University brands.

Home Study Program

INVESTools “at home” study programs cover the same material offered in the Company’s investing workshops and are made available to preview attendees who are unable to attend the investing workshop.  The Company’s home study programs range in price from $295 to $1,995 and are offered under the INVESTools, BusinessWeek Investor and CNBC University brands.

InvestorToolbox Web Site

The Company’s proprietary InvestorToolbox Web site (http://www.investortoolbox.com) gives graduates of the Company’s investor education programs access to the investment research tools needed to execute the strategies taught in the Company’s workshop and home study programs.  The site has proprietary features that are not accessible on other financial Web sites, including more than 50 pre-built stock searches, comparative reports, market indicators, market commentary and portfolio tracking features.  Attendees of the Company’s workshop and home study programs receive a six-month subscription to the InvestorToolbox Web site as part of the registration fee.  Following the initial six-month subscription, workshop graduates can renew their subscription to the site for a fee.

Personal Training

The Company has developed a platform of personalized training programs that aid graduates of INVESTools’ investor education programs in successfully applying the investing principles they have learned.  Through one-on-one telephone “coaching” sessions, graduates interact with and are accountable to a personal trainer.  Personal training sessions are typically offered over a three-month period and include unlimited support by phone and email.  The Company currently offers four personal training courses: Personal Training System I - 5 Step Formula; 5 Step Formula Masters Program; Personal Training System II - Cash Flow Strategies; and Cash Flow Strategies Masters Program.

Continuing Education

INVESTools continuously engages graduates of the Company’s investor education programs to execute learned investing strategies through Web site subscriptions, weekly email newsletters and daily market commentary.  The Company also offers graduates courses on advanced investing strategies and access to continuous support and guidance online to measurably increase investing effectiveness.

Publishing and Business Services

The Company provides individual investors with investment advisory newsletters through its INVESTools Newsletters Web site (http://www.investools.com/c/IT/home/home) and access to investing research tools through its IndividualInvestor.com@WallStreetCity Web site (http://www.wallstreetcity.com).  INVESTools leverages its technology platform and marketing expertise by offering customized direct marketing and Web site hosting as a service to third parties.

Business Strategy

The Company’s objective is to expand its position as a global leader in investor education.  Management intends to grow the Company and strengthen its financial condition by expanding distribution and diversifying the Company’s products in order to increase the lifetime value of each customer.

Strategic Distribution Partnerships

INVESTools has pursued a strategy to create strategic partnerships with recognized organizations in an effort to develop effective distribution of the Company’s’ products and services.  Branded distribution partnerships expand the Company’s demographic reach, reduce the Company’s overall marketing costs and increase the Company’s database of customer names for sales and marketing purposes.  Cooperative marketing partnerships provide the Company with exclusive access to unique customer segments, expand the Company’s marketing opportunities without increasing marketing risk and give the Company the ability to capitalize on the partner’s niche marketing expertise.  In 2002, INVESTools signed an exclusive, two-year licensing agreement with CNBC to develop and deliver ongoing investor education programs under the “CNBC University” name.  Other principal distribution alliances maintained by INVESTools include BBT, Brian Tracy International, BusinessWeek, National Training Conference, Peter Lowe, Phillips Investment Resources and Wright Thurston Group.  In 2003, the Company will continue to pursue strategic alliances to build on its existing product distribution channels.

Diversified Products

INVESTools products empower self-directed investors to achieve their investment goals.  The Company continues to upgrade the quality and scope of its products by introducing new offerings and by enhancing the capabilities of existing products.  In August 2002, the Company introduced its first Personal Training System (PTS) product, which serves as a platform for additional personal coaching products.  In December 2002, the Company entered into an agreement with Wilson, Hewitt & Associates to develop a new version of the Company’s proprietary TIP® product - one of the first personal computer applications to provide investors with advanced technical charting, real-time data delivery and stock screening tools.  In 2003, the Company plans to increase product diversification of investor education to non-equity related investment products.

Lifetime Value

INVESTools has developed a broad base of individual customers.  The Company maintains a database of more than 700,000 customers consisting primarily of preview event attendees through the INVESTools brand and through preview events under the brands of strategic distribution partners, such as BusinessWeek and CNBC. The Company constantly upgrades its products and services and believes its offerings encourage strong customer loyalty.  During 2002, the Company implemented aggressive follow-up sales and customer retention strategies at each of its points of customer contact in order to increase the overall lifetime value of each customer.  In 2003, INVESTools plans to continue to provide value to each of its customers through upgraded products and services and by responding to customers needs for ongoing support and guidance.

Marketing Strategy

To generate interest among potential customers, the Company engages in a broad range of activities to inform the investing public about the investor education programs offered by the Company.  These activities include: direct mail; internet marketing; marketing to existing graduates; print and broadcast advertising; referrals and cooperative marketing partnerships. Direct response methods (direct mail and email advertising) are primarily used to promote a free “Introduction to Online Investing” preview event.  Attendees of the 90-minute free preview event are given an invitation to attend a more comprehensive instructor-led workshop or purchase a DVD or video-based home study program.  Graduates of the Company’s workshops and home study programs are offered subscription renewals, product upgrades, refresher courses and new products through a variety of direct marketing efforts.

Competition

In the United States, the Company competes with many other providers of investment education.  The Company must continue to obtain knowledge about products of value to its customers, as well as increase the Company’s branding and other marketing activities in order to remain competitive and strengthen the Company’s market position.  Through the Company’s own efforts and through strategic distribution partnerships, the Company believes that it competes favorably with respect to certain key competitive factors, including product quality and marketing capabilities.

Internationally, the Company competes directly with local financial service providers, which may have several advantages, including (i) greater knowledge about the particular country or local market and (ii) access to significant financial or strategic resources in such local markets.  During 2002, the Company began scaling back the number of events it offered in international markets, primarily as a result of volatile economic conditions abroad and decreasing workshop margins.  In 2003, the Company will principally focus its international efforts in Asia and neighboring Canada, where the Company has continued to experience profitable margins.  The Company has developed a model for international partnerships in Asia to assure the quality of its products when distributed in global markets.  By having local management trained in regional markets and product fulfillment with local language and cultural capabilities, management believes that the Company can effectively compete in international markets in which it has a presence.

Intellectual Property

The Company maintains a number of patents in the United States to protect its proprietary technology.  Although management believes that the Company’s patents provide adequate protection for the proprietary aspects of the Company’s technology, management cannot assure that such patents:

•                  will be of substantial protection or commercial benefit to the Company;

•                  will afford the Company adequate protection from competing products; or

•                  will not be challenged or declared invalid.

The Company attempts to protect its trade secrets and other proprietary information with product development partners, employees and consultants through nondisclosure agreements, contract provisions and copyright, patent, trademark and trade secret laws.  With respect to technologies that the Company licenses to third parties for use in specific applications or platforms, the Company relies on licensing agreements to ensure additional protection related to the source code of the Company’s products as a trade secret and as an unpublished copyright work.  Management believes that the Company’s products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties, and management is not aware of any current infringement claims against the Company.

Governmental Regulation

With the exception of the general requirement that the Company and its subsidiaries be registered or qualified to do business in the United States and any foreign countries in which the Company operates, the products and services provided through the use of the Company’s technology currently are not subject to the approval of any government regulatory body.  However, certain foreign countries may require that the Company register with their respective securities and investments commission or similar regulatory body prior to conducting investment-related seminars or workshops.  The Company has registered with the Australian Securities and Investments Commission and has a compliance officer residing in Australia.

The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”).  Any document the Company files with the SEC may be viewed or copied at the SEC’s public reference room at 450 Fifth Street, N.W., Room 1200, Washington, D.C. 20549.  Additional information regarding the public release room can be obtained by calling the SEC at (202) 942-8090.  The Company’s SEC filings are also available to the public through the SEC’s Web site located at www.sec.gov.

Human Resources

At December 31, 2002, the Company had 173 employees.  There were 161 full time employees in all functions of the Company and 12 part time employees, primarily in administrative and sales functions.  The Company also had 17 persons under contract primarily in educational services.   Key Company personnel are covered by employment and confidentiality agreements.  No persons employed by the Company, either full-time or on a contract basis, are covered by a collective bargaining agreement and the Company has never experienced a work stoppage due to protesting or related activities.  Management considers relations with the Company’s personnel to be good.

Web Site Access to SEC Reports

The Company makes available free of charge on its Internet Web site (http://www.investools.com/home.html), its annual report on Form 10-K, quarterly reports on Form 10-Q and amendments to those reports as soon as reasonably practicable after the Company electronically files, or furnishes, such material with the SEC.

Effective January 1, 2003, the Company will make available on its Internet Web site its current reports on Form 8-K and amendments to those reports.

The Company will voluntarily provide electronic or paper copies of its filings free of charge upon request.

Item 2.       Properties

The Company’s corporate headquarters are located in Houston, Texas.  Effective May 1, 2002, the Company amended its Houston facility lease agreement and moved to 9,500 square feet from 77,000 square feet in the same building.  The lease amendment was for two years with the option by either party to terminate the lease after one year with 180 days notice in writing.  The monthly rent under the agreement was $11,000 and payment was not scheduled to begin until May 1, 2003.  In November 2002, the Company gave notice of its intention to cancel the amended lease effective April 30, 2003.  In December 2002, the Company entered into a temporary lease agreement for the Houston facility beginning May 1, 2003 that can be terminated by either party with 90 days written notice for the 9,500 square feet of space at a monthly rent of approximately $6,000.  As a result of these transactions, the Company is not incurring any rent expense for its Houston facilities at December 31, 2002 and will not pay any rent until May 1, 2003.

The Company’s main operations are located in leased facilities in two locations in Provo, Utah.  The Company’s administrative functions are located in approximately 9,500 square feet and the back office operations are located in another facility of approximately 8,000 square feet.  The Company is currently negotiating to expand that space to 15,000 square feet during 2003 as the back office operations of the Company continue to grow.

The Company also has facilities in leased space in New York, New York, Menlo Park, California, and Singapore.

The following table shows the amount of square footage of the Company’s facilities and monthly rent as of December 2002:

City	Square Feet Rented	Monthly Rent as of December 2002

Provo (combined)	19,289	$25,232
Menlo Park	10,361	27,243
Houston	9,495	—
Singapore	1,350	2,849
New York	170	4,511

	40,665	$59,835

Item 3.       Legal Proceedings

From time to time the Company is involved in certain legal actions arising from the ordinary course of business.  It is the opinion of management that such litigation will be resolved without a material adverse effect on the Company’s financial position or results of operations.

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

Item 4.       Submission of Matters to a Vote of Stockholders

During the fourth quarter of 2002, there were no matters submitted to a vote of the stockholders.

Part II

Item 5.       Market for Registrant’s Common Equity and Related Stockholder Matters

The Company

The Company’s common stock is traded on the OTC Bulletin Board of the NASD under the symbol “INVS.”  The following table sets forth, for the periods indicated, the high and low sales prices for the common stock as reported by the OTC Bulletin Board beginning on December 7, 2001, the day the Company’s common stock began trading.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

	Company Common Stock
	High	Low
2001
Quarter ended December 31	$1.95	$0.40

2002
Quarter ended March 31	$0.71	$0.25
Quarter ended June 30	0.51	0.25
Quarter ended September 30	0.51	0.08
Quarter ended December 31	0.40	0.06

On March 3, 2003, the closing price of the Company’s common stock as reported by the OTC Bulletin Board was $0.27.  As of March 3, 2003, the Company had 877 stockholders of record, and believes it has approximately 9,000 beneficial holders.

ZiaSun

Prior to the Merger, ZiaSun common stock was traded on the OTC Bulletin Board of the NASD under the symbol “ZSUN”.  The following table represents the high and low sales prices for ZiaSun common stock for the periods indicated.  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

	ZiaSun Common Stock
	High	Low
2000
Quarter ended March 31	$15.75	$10.00
Quarter ended June 30	11.38	4.16
Quarter ended September 30	5.63	1.80
Quarter ended December 31	2.93	1.03

2001
Quarter ended March 31	$1.63	$0.54
Quarter ended June 30	1.40	0.51
Quarter ended September 30	0.84	0.38
Quarter ended December 31 (thru December 6)	1.01	0.27

Telescan

Prior to the Merger, Telescan common stock was traded on the OTC Bulletin Board of the NASD under the symbol “TSCN”.  The following table sets forth, for the periods indicated, the high and low sales prices for Telescan common stock as reported by the OTC Bulletin Board of the NASD (or other markets as indicated below).  The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

	Telescan Common Stock
	High	Low
2000
Quarter ended March 31	$27.50	$17.72
Quarter ended June 30	23.88	7.06
Quarter ended September 30	8.25	1.81
Quarter ended December 31	2.81	0.97

2001
Quarter ended March 31	$2.06	$0.50
Quarter ended June 30	0.95	0.29
Quarter ended September 30(1)	0.44	0.10
Quarter ended December 31 (through December 6)	0.48	0.10

(1) September 25, 2001 was the last day Telescan’s common stock traded on the Nasdaq National Market.
On September 26, 2001, Telescan’s common stock began trading on the OTC Bulletin Board of the NASD.

Dividend Policy

The Company has never declared a cash dividend on its common stock.  The Board of Directors currently intends to retain all earnings for use in the Company’s business, and therefore, does not anticipate paying any cash dividends on its common stock in the foreseeable future.  The declaration of dividends, if any, in the future would be subject to the discretion of the Board of Directors, which may consider factors such as the Company’s results of operations, financial condition, capital needs and acquisition strategy, among other things.  See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the notes thereto.

In accordance with the agreement pursuant to which the stock was issued, on May 15, 2002, the 120,000 outstanding shares of the Company’s Series A Convertible Preferred Stock converted into 1,666,667 shares of Company common stock.  Accrued dividends of $75,000 were converted into 41,667 shares of common stock.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2002 with respect to the Company’s equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders(1)	600,000 – 1,150,000	$0.18	3,350,000 – 2,800,000
Equity compensation plans not approved by stockholders(2)	713,595	—	—
Total	1,363,595 – 1,863,595	$0.18	3,300,000 – 2,800,000

(1)  This amount includes an option granted by the Company to its Chief Executive Officer in 2002.  The vesting of the options is contingent upon an event occurring in the future.  Based upon the terms of the option, the number of shares issuable upon exercise of the option , if any, will be between 50,000 to 550,000 shares at an exercise price of $0.18 per share.  The option was granted under the INVESTools 2001 Stock Option Plan, which was approved by stockholders.

The amount also includes a total of 600,000 options granted to Messrs. Elder and Jardine pursuance to the INVESTools 2001 Stock Option Plan, which was approved by shareholders.

(2)  During 2002, the Company issued a total of 693,595 shares of common stock to its executive officers as payment in lieu of cash bonuses and a total of 20,000 shares of common stock to directors as payment in lieu of cash bonuses.  The shares were issued outside of the INVESTools 2001 Stock Option Plan and were not approved by stockholders.   The shares of common stock were issued pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.       Selected Financial Data

The following table sets forth selected historical consolidated financial data for the periods indicated.  The selected data should be read in conjunction with “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Company’s consolidated financial statements and notes thereto.

Statement of Operations	(in thousands, except per share amounts) Years Ended December 31,
	2002	2001	2000	1999	1998

Revenue	$56,142	$52,691	$54,667	$23,620	$—
Write downs of assets and other charges	—	(6,454)	(73,051)	—	—
Other income (expense)	(61)	(40)	367	17	—
Net income (loss) from continuing operations before cumulative effect of accounting change	(1,456)	(8,020)	(70,547)	2,632	(77)
Cumulative effect of accountingchange, net of tax	(28,417)	—	—	—	—
Net income (loss) available to common stockholders	$(29,918)	$(7,913)	$(77,226)	$5,964	$769
Net income (loss) per common share - diluted
Net income (loss) from continuing operations before cumulative effect of accounting change	$(0.03)	$(0.25)	$(2.37)	$0.10	$0.05
Net income (loss) from discontinued operations	$—	$0.01	$(0.23)	$0.13	$—
Cumulative effect of accounting change, net of tax	$(0.68)	$—	$—	$—	$—
Net income (loss) available to common stockholders	$(0.71)	$(0.24)	$(2.60)	$0.23	$0.05
Diluted weighted average shares outstanding	41,983	32,684	29,744	25,796	17,023

Balance Sheet Data	December 31,
	2002	2001	2000	1999	1998

Working capital (deficit)	$(986)	$(2,185)	$(542)	$6,373	$1,662
Total assets	25,201	55,174	47,713	19,457	4,765
Total stockholders’ equity	15,166	44,344	42,099	15,736	4,165
Book value per share	$0.36	$1.36	$1.42	$0.61	$0.24

Item 7.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s financial statements and related notes, and the preceding “Item 6 - Selected Financial Data.”

Forward-Looking Information

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties.  Such risks and uncertainties include, but are not limited to, the following:

•                  the volatile nature of the securities business,

•                  the uncertainties surrounding the rapidly evolving markets in which the Company competes,

•                  the uncertainties surrounding technological change and the Company’s dependence on computer systems,

•                  the Company’s dependence on its intellectual property rights,

•                  the success of marketing efforts by third parties in revenue sharing agreements,

•                  the potential of increased governmental regulation of the telecommunications industry and the Internet and

•                  the changing demands of customers.

Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect,

actual results of current and future operations may vary materially from those anticipated.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Income Taxes

The provision for income taxes is calculated in accordance with SFAS No. 109, Statement of Financial Accounting Standards (“SFAS”), Accounting for Income Taxes, which requires the recognition of deferred income taxes using the liability method. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We provide valuation allowances against the deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the adequacy of the valuation allowance, which totaled $4.3 million as of December 31, 2002, management assesses our profitability by taking into account the present and anticipated amounts of domestic and international earnings, as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences.

For financial reporting purposes, the Company generally provides taxes at the rate applicable for the appropriate tax jurisdiction.  Where the Company’s present intention is to reinvest in foreign ventures the unremitted earnings of certain of its foreign operations, the Company does not provide for U.S. income taxes on such unremitted earnings of those foreign subsidiaries.  Management periodically assesses the need to utilize these unremitted earnings to finance the foreign operations of the Company.  This assessment is based on cash flow projections that are the result of estimates of future production, commodity pricing and expenditures by tax jurisdiction for the Company’s operations. Such estimates are inherently imprecise since many assumptions utilized in the cash flow projections are subject to revision in the future.

Goodwill and Intangible Assets

The Company accounts for business combinations using the purchase method of accounting and records intangible assets apart from goodwill.  This purchased goodwill and certain indefinite-lived intangibles are no longer amortized, but instead are tested for impairment at least annually.

In connection with the acquisition of Telescan, the Company reviewed the intangible assets acquired and valued them using an allowable valuation methodology.  The Company determined that its software platforms containing ProSearch and its Orbit marketing/publishing engine should be capitalized at a value of $250,000 each and assigned useful lives of 10 and 5 years, respectively.  The useful lives were determined based on the proprietary nature of the software, absence of equivalent competitive products and the unlikelihood of any being developed, and the useful lives already realized.

As part of the transition provisions of SFAS 142, Goodwill and Other Intangible Assets, the Company completed the impairment testing of goodwill during the second quarter of 2002. The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, measure the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Using conservative, but realistic assumptions, the Company determined that the carrying value of the Investor Education segment was greater than the derived fair value, indicating an impairment in the recorded goodwill. To determine fair value, the Company relied on a discounted cash flow analysis.  Significant estimates used in the methodology included estimates of future earnings, future growth rates and a weighted average cost of capital.   For goodwill valuation purposes only, the revised fair value of this segment was allocated to the assets and liabilities of the business unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred currently. This allocation resulted in a write-down of recorded goodwill in the amount of $28.4 million, which has been reported as the cumulative effect of a change in accounting principle, as of January 1, 2002, in the accompanying consolidated statements of operations.

In connection with the preparation of the financial statements as of December 31, 2002, the Company compared the carrying value of the goodwill to the fair value of the reporting unit and determined that no additional impairment was warranted.

Recent Developments

Tax Refund Received

In February 2003, the Company received a tax refund from the Internal Revenue Service of $462,000 related to taxes paid in prior years.

Generation Marketing LLC

In December 2002, a shareholder not related to INVESTools approached Messrs. Elder, Jardine and Harris to buy out their interests in Generation Marketing LLC (“Generation Marketing”).  This agreement was finalized in February 2003 and Generation Marketing is no longer considered a related party to INVESTools.  See “Related Party Transactions” for further discussion about Generation Marketing.

Shares Issued to Officers

In November 2002, the Board of Directors authorized payment of the third quarter bonuses to certain officers of the Company.  Each officer elected to receive part of his bonus either in Company common stock, in cash, or in a combination thereof.  As of March 15, 2003, approximately $40,000 had been paid in cash for these bonuses, but the stock portion had not been distributed.

2002 Compared to 2001

Results of Operations

As discussed in detail in Item 1 of this Annual Report on Form 10-K, INVESTools was formed by the merger between ZiaSun and Telescan effective December 6, 2001 (the “Merger”).  The Merger was accounted for as a purchase and therefore, the results of Telescan’s operations for 2001 are included in the financial results for only the 25-day period subsequent to the Merger.  Overall, net income from continuing operations before cumulative effect of accounting change increased $6.6 million for the year ended December 31, 2002 compared to the year ended December 31, 2001.

Investor Education

Revenue from Investor Education declined $3.2 million to $48.8 million for 2002 from $52.0 million in 2001.  Workshop revenue declined $5.5 million to $33 million for 2002 from $38.5 for the same period in 2001 as average attendance decreased 14% to 35.4 average participants in 2002 from 41.1 average participants in 2001.  This attendance decline is primarily due to the continuing soft economy aggravated by an uncertain geopolitical climate.  While workshop revenue and attendance fell 14%, home study revenue fell only 8%, or $663,000.   Offsetting the declines in workshop revenue was a 30% increase in website renewal revenue to $6.1 million in 2002 compared to $4.7 million in 2001 and the strong performance of the new Personal Training System, introduced in the second quarter of 2002, that contributed approximately $1.7 million to revenue in less than six months.

Cost of revenue primarily consists of payroll, commissions, investor education supplies, including facilities, and the costs of maintaining the Company’s Web sites.  Cost of revenue remained flat compared to 2001, resulting in an increase in the percentage of revenue from 42% for 2001 to 46% for 2002.  This increase is primarily due to the changing product mix as the Company sells more co-branded and co-marketed products that require higher third party commissions.

Selling, general and administrative costs decreased $1.3 million compared to 2001 as the percentage of revenue declined slightly to 47% for 2002 compared to 48% for 2001.  One of the first tasks after the Merger was to reduce marketing costs by improving efficiencies and utilizing the in house email marketing system Telescan had developed over the five years prior to the Merger.  Management began working with the outside marketing provider, Generation Marketing, to improve efficiencies and lower the marketing cost per sales dollar and, during the third quarter of 2002, engaged another company, 360 Group, to continue to drive to reduce costs.  As a result of these efforts, during the fourth quarter of 2002, marketing costs as a percentage of revenue fell to 15%, down from 19% for the third quarter of 2002 and 21% for the second quarter of 2002 for a total decline in cost of approximately $1.0 million for the year ended December 31, 2002 compared to the year ended December 31, 2001.

Professional fees also decreased approximately $400,000 from 2001 levels as these increased costs in 2001 were primarily related to the Merger activities that were not capitalizable.  Depreciation and amortization declined due to the adoption of SFAS 142 that no longer permits amortization of goodwill.  Goodwill amortization totaled $4.5 million for the twelve-month period of 2001.

Management plans to continue aggressively reducing selling, general and administrative costs during 2003.

As part of implementing SFAS 142 as of January 1, 2002, the Company recognized an impairment of $28.4 million on goodwill that is being recognized as a cumulative effect of accounting change in the financial statements.  The

Company reviewed the carrying value of goodwill at December 31, 2002 by comparing the carrying value to the fair value and determined that no additional impairment was warranted.

Publishing and Business Services

The Publishing and Business Services segment was formed as a result of the Merger with Telescan.  As a result, operations for 2001 only include one month of activity.

Revenue for Publishing and Business Services totaled $7.9 million for the year ended December 31, 2002.  Of this total revenue, $4.5 million came from online subscription revenue to the investor newsletters and the WallStreetCity.com website and other Telescan legacy products.  Hosting Web sites for third parties contributed $2.3 million of revenue.  Included in this amount is $1 million of revenue related to the recognition of deferred license fees recorded in prior years.  The license agreement was terminated and the remaining revenue was recognized in one lump sum during 2002.  This license agreement represented the last of Telescan’s long-term license agreements.  All license agreements in effect today are month-to-month.

Cost of sales for the Publishing and Business Services segment totaled $2.5 million.  These costs are primarily data costs for the content used and included on the Web sites and royalties to the publishers of the investor newsletters.

Selling, general and administrative expenses totaled $8.0 million.  Most of the costs incurred for Publishing and Business Services are migrating towards supporting the operations of the Investor Education segment as the business of the Publishing and Business Services Segment continues to wind down.  This included $4.3 million in salaries and benefits, and approximately $1 million in accounting and consulting expenses, and approximately $1 million in rent expense and approximately $1 million in lease expense.  At the end of 2001, the Company had renegotiated its lease for the office space in Houston that resulted in the Company relocating to a smaller space in the same building in May.  However, the new lease did not go into effect until May1, 2002 and the Company had to pay two months of rent related to terminate the old lease.  By the end of 2002, the Company had yet again renegotiated the lease down to approximately $6,000 per month on a month-to-month basis beginning May 1, 2003.  Until that time, the Company enjoys a free rent period.  The Company also held several operating leases covering equipment dating back to 2000.  These leases all ended by December 31, 2002 and the Company will not have that expense going into 2003.  The accounting and consulting fees were incurred as part of the Merger and are not expected to repeat in 2003 as well.

2001 Compared to 2000

Results of Operations

The Company’s sales decreased by $2.0 million, or 4%, to $52.7 million for the year.  Included in 2001 results are sales of $700,000 from the Company’s Publishing and Business Services Segment representing 25 days of operations for Telescan, which was acquired by INVESTools effective December 6, 2001.  The balance of revenues are from the Company’s Investor Education Segment, represented by ZiaSun’s wholly owned subsidiary OIA.  The decrease in revenues can be attributed to a softening in demand for workshops in conjunction with the market downturn during 2001 combined with the September 11 tragedy, which closed the markets for a week and shut down operations for several weeks.  International operations were down slightly due to the same influences.  During the fourth quarter, the Company successfully launched its co-branded workshop product with BusinessWeek.  Increased revenues from this product offset somewhat declines in OIA branded workshops.

Cost of revenue increased $1.6 million, or 8%, from $21.2 million.  The principal reason for the increase was a shift towards more co-marketed workshops.  Co-marketed workshops have the advantage of expanding the market for the Company’s workshops to more customers than are being reached by the Company’s current marketing efforts.  Such co-marketed workshops realize lower margins than the Company’s other workshops.

General and administrative expenses, including the expenses paid to related parties, totaled $26.8 million or a 7% increase over the prior year amount of $25.1 million.  The increase is primarily due to increased marketing costs as the company stepped up marketing efforts in 2001 to increase sales and offset the effects of the economic downturn.  The expenses to the related party increased as Generation Marketing began operations during the fourth quarter of 2000.  Refer to the section titled “Related Party Transactions” for more discussion.

In 2001, the Company realized a $6.5 million loss to write off its investment in the MKZ LLP venture fund.  The Company has reached an agreement in principal with the fund to exchange its ownership position in the fund in exchange for the fund waiving the Company’s remaining $1.4 million funding commitment.  It is the position of the Company that its liquid assets are more valuable for funding current operations than to make further venture capital investments.  See Note 5 to the consolidated financial statements.

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

Related Party Transactions

Generation Marketing, LLC

In the second half of 2000, D. Scott Elder and Ross W. Jardine, each an executive officer and director of the Company, and Scott Harris and David McCoy, each an executive officer of the Company, each contributed 20% of the capital towards the formation of a new marketing company, Generation Marketing, to ensure continuity in the Company’s marketing efforts.  In 2001, this ownership percentage fell to 16.7% for each of them.  Prior to 2002, Generation Marketing handled all of the Company’s marketing expenditures.  In May 2002, David McCoy sold his  interest to a third party.  In December 2002, a shareholder not related to INVESTools approached Messrs. Elder, Jardine and Harris to buy out their interests in Generation Marketing.  The sale was finalized in February 2003.

The Company paid $4.9 million, $6.0 million and $400,000 in marketing expenses to Generation Marketing in each of the periods ended December 31, 2002, 2001 and 2000, respectively.

Liquidity and Capital Resources

Working capital improved to a deficit of $1.0 million at December 31, 2002 from a deficit of $2.2 million at December 31, 2001.  Included in working capital is deferred revenue of $4.8 million and $3.6 million at December 31, 2002 and 2001, respectively.  Deferred revenue is cash collected from customers before the revenue is earned.  This cash is not refundable to the customers at any time and therefore represents a non-cash obligation of the Company.  This increase in working capital is primarily due to the $2.3 million receivable for taxes paid in prior years recorded during the fourth quarter of 2002.

During the year ended December 31, 2002, the Company generated approximately $500,000 in cash from operations primarily from the receipt of refunds for taxes paid in prior years.   The Company used approximately $800,000 in cash to make improvements and equipment purchases in connection with the Company’s relocation of its Houston facilities.  This relocation and resultant lease will save the Company more than $3.0 million over the term of the original lease.

In September 2000, the Company acquired all of the issued and outstanding shares of Seminar Marketing Group, Inc. (“SMG”) for 370,000 shares of unregistered and restricted shares of the Company’s common stock.  The issuance of these shares was intended to be issued in a transaction exempt from the registration requirements under the Securities Act of 1933 (Securities Act) pursuant to Rule 506 of Regulation D. Upon subsequent review of the transaction by the Company’s attorneys, it was determined that the issuance of the shares did not meet the technical requirements of the Securities Act.  In January 2001, the Company made an offer of rescission to the former SMG Stockholders pursuant to which they would be compensated with a cash amount equal to the consideration paid for the shares originally granted plus the statutory rate of interest of 12%.  The SMG Stockholders had until February 6, 2002 to accept or reject the offer.  All but six SMG Stockholders accepted the offer to rescind the shares.  The final payments of approximately $400,000 on this liability were made in the first quarter of 2002.

The Company uses merchant account vendors to process credit card transactions.  Under the terms of these agreements, the merchant account vendor has the right to withhold credit card funds to cover charge backs in the event the Company is unable to honor its commitments.  Such funds can be held for up to a year after the Company has terminated its relationship with the merchant account vendor.  At December 31, 2002, the Company had approximately $916,000 due from two merchant account vendors.  Of this amount, approximately $561,000 is included with current accounts receivable, as it will be repaid to the Company during 2003 because the relationship with the vendor was terminated in 2002.  As of March 14, 2003, the Company has received approximately $321,000 from this vendor.  The remaining $355,000 is classified as a long-term receivable as the Company is continuing its relationship with this vendor at this time.

The Company believes that current cash resources and future cash flow from its continuing operations will be sufficient to meet its current obligations.  The Company is successfully pursuing various cost containment measures, of which the relocation of the Company’s Houston facilities is an example.  The Company is continuing to review expenses.  In addition, the Company expects to develop and launch additional workshops, home study and other products over the course of 2003.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the ordinary course of conducting its business.  The Company has contractual obligations requiring future cash payments under existing contractual arrangements, such as management, consulting and non-competition agreements.  The Company also has commercial and contingent obligations which result in cash payments only if certain contingent events occur requiring the Company’s performance pursuant to a funding commitment.

The following table details the company’s known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2002.

	Payments Due By Period
(in thousands)	Total	2003	2004 - 2005	2006 - 2007	Thereafter
Operating leases(1)	$2,078	$833	$1,090	$155	$—
Data and communications purchase agreements(2)	1,411	1,076	335	—	—
Management employment agreements(3)	1,400	850	550	—	—
Total contractual obligations	$4,889	$2,759	$1,975	$155	$—

(1)       The Company’s operating leases include office space, and operating facilities, furniture and equipment.  The terms of the agreements vary from 2002 until 2006.  As of December 31, 2002 we had terminated all operating leases covering equipment and furniture.

(2)       The Company has supply contracts with various vendors of financial data and communications services providing for minimum monthly commitments.  These contracts have terms from 2002 to 2004.

(3)       The Company has entered into employment agreements with certain senior executives which require the Company to make cash payments over the contractual period.

Recently Issued Accounting Standards

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 “Multiple-Deliverable Revenue Arrangements.”  EITF No. 00-21 addresses how to account for revenue arrangements with multiple deliverables and provides guidance relating to when such arrangements should be divided into components for revenue recognition purposes.  The consensus will be effective for agreements entered into in fiscal year 2004 with early adoption permitted.  The Company is currently evaluating its impact on its results of operations, financial position and cash flows.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123. This Statement amends SFAS Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

On January 1, 2003, the Company voluntarily adopted the fair value expense recognition method available under SFAS No. 148.   SFAS No. 148 permits recognition on a prospective basis whereby any new options granted after January 1, 2003 will be accounted for using the fair value method.  The fair value method requires a calculation of the fair value of the option at the date of the grant using the Black-Scholes option pricing model and the value of the option is amortized ratably into expense over the appropriate vesting period.  The change to fair value accounting of stock option grants is not expected to have a material impact on the Company’s financial statements in 2003.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The Company has no exposure to market risk, which is the potential loss arising from adverse changes in market prices and rates is not considered to be material because the Company does not invest in instruments tied to market prices or rates.  The Company’s exposure to interest rate changes is not considered to be material to the Company.  The Company does not enter, or intend to enter, into derivative financial instruments for trading or speculative purposes.

Item 8.       Financial Statements and Supplementary Data

The financial statements are filed pursuant to Item 14(a)1.

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Previous Independent Accountants

On July 29, 2002, INVESTools dismissed Arthur Andersen LLP as its independent accountants. The Company’s Audit Committee approved the decision to dismiss Arthur Andersen LLP.

The report of Arthur Andersen LLP on the financial statements for the year ended December 31, 2001 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. The report of BDO Seidman, LLP on the financial statements for the year ended December 31, 2000 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

In connection with its audit for the most recent fiscal year and through July 29, 2002, there were no disagreements with Arthur

Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have caused them to make reference thereto in their report on the financial statements for such years.

During the fiscal years ended December 31, 2001and through July 29, 2002, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

The Company requested that Arthur Andersen LLP furnish it with a letter addressed to the SEC stating whether or not it agreed with the above statements.  Arthur Andersen LLP informed the Company that it did not intend to provide such a letter, because it no longer had a partner remaining with the firm who had knowledge of relevant information.  Accordingly, pursuant to Item 304T of Regulation S-K, no response from Arthur Andersen LLP was filed as an exhibit to the Company’s current report on Form 8-K reporting the change in accountants.

New Independent Accountants

The Company engaged KPMG LLP as its new independent accountants as of July 29, 2002. During the two most recent fiscal years and through July 29, 2002, the Company did not consult with KPMG LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and either a written report was provided to the Company or oral advice was provided that KPMG LLP concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Part III

Item 10.    Directors and Executive Officers of the Registrant

The Company’s directors are divided into three classes designated Class I, Class II and Class III.  Each class consists, as nearly as possible, of one-third of the total number of directors constituting the entire Board of Directors.  At the 2002 Annual Meeting of Stockholders, Class I directors were elected for a term expiring at the 2005 annual meeting of stockholders, Class II directors serve for a term expiring at the 2003 annual meeting of stockholders, and Class III directors serve for a term expiring at the 2004 annual meeting of stockholders.  At each annual meeting of stockholders, successors to the class of directors whose term expires at that annual meeting shall be elected for a term expiring at the third succeeding annual meeting.  Each director holds office until the annual meeting for the year in which his term expires and until his successor has been elected and qualified.

As of December 31, 2002, the Company’s directors and executive officers were as follows:

Name	Class	Age	Position

Stephen C. Wood	Class I	50	Director
Lee K. Barba	Class II	52	Chairman, Chief Executive Officer and Director
Hans von Meiss	Class II	55	Director
D. Scott Elder	Class III	44	Executive Vice President and Director
Ross W. Jardine	Class III	42	Executive Vice President and Director
Paul A. Helbling		49	Chief Financial Officer
Thor A. Clark		33	Vice President
Scott P. Harris		36	Vice President
David W. McCoy		50	Vice President
Daniel S. Olson		34	Vice President

The Compensation Committee and Audit Committee of the Board of Directors are each composed of Messrs. von Meiss and Wood, each of whom are independent directors.

Stephen C. Wood

Mr. Wood, a former Director of Telescan, was appointed Director of the Company in December 2001.  Mr. Wood is currently President and Chief Executive Officer of Wireless Services Corporation based in Bellevue, Washington.  Until May 1996, Mr. Wood was President and Chief Executive Officer of Notable Technologies, L.L.C., which filed for bankruptcy in 1996.  From 1993 through 1994, Mr. Wood served as Vice President of Information Broadcasting for McCaw Development Corporation located in Kirkland, Washington.  Until February 1993, he was President of Starwave Corporation, a company he formed in 1991 with Microsoft Corporation co-founder Paul G. Allen to develop and market data and information products.  From 1986 through 1991, Mr. Wood served in several executive positions at Asymetrix Corporation, a software development and marketing firm founded by Mr. Allen.  From 1980 until 1985, Mr. Wood was in charge of building a microcomputer software development organization for Datapoint Corporation in Austin, Texas, after serving in research and development and marketing positions.  Mr. Wood began his career in 1976 when he became the sixth employee of Microsoft Corporation, where he was general manager from 1977 to 1980.  Mr. Wood holds a B.S. in Computer Engineering from Case Western University and an M.S. in Electrical Engineering from Stanford University.

Lee K. Barba

Mr. Barba, was appointed Chief Executive Officer and Director of the Company in December 2001, and Chairman in June 2003, after having served as Chief Executive Officer of Telescan.  Prior to joining Telescan in February of 2000, he was the Chief Executive Officer of Open Link Financial, a risk management software company whose largest shareholder, Coral Energy, was a wholly owned subsidiary of Shell Oil Company.  Mr. Barba joined Open Link after serving as President of Coral Energy.  Mr. Barba joined Coral Energy after 22 years on Wall Street, where he was responsible for managing global trading businesses for Bankers Trust Company.  While based in London, he was responsible for managing Bankers Trust’s European offices, as well as the Global Risk Management Advisory practice, which had offices in Asia and Latin America.  Upon returning to New York in 1994, Mr. Barba was the senior executive of Bankers Trust, responsible for managing the consolidation of the firm’s technology and operations functions for the global capital markets businesses, which included over 2,100 in staff operating throughout Asia, Europe and North America.  Earlier in his career, Mr. Barba served as a co-head of the Fixed Income Division at PaineWebber and as a Vice President of Lehman Brothers Kuhn Loeb.  He earned his M.B.A. from Columbia University and his B.A. from the University of North Carolina.

Hans von Meiss

Mr. von Meiss, former Director of ZiaSun, was appointed a Director of the Company in December 2001.  Since 1997, Mr. von Meiss has been involved in financial management and consulting and has pursued investments in Internet related businesses.  He also serves on the Board of Directors of an industrial concern, a merger and acquisition consulting company and his own company, G. von Meiss AG.  From 1994 to 1997, Mr. von Meiss served as Chief Executive Officer of Swiss Textile Group.  From 1991 to 1994, Mr. von Meiss was Chief Executive Officer of a publicly quoted Dutch company following its privatization from the Dutch government.  From 1988 to 1991, Mr. von Meiss worked as an independent financial consultant.  Mr. von Meiss served as Chief Executive Officer of Dr. Ing.Koenig AG, a leading Swiss service center for flat steel and industrial fasteners from 1984 to 1988.  From 1977 to 1984, Mr. von Meiss served in various positions in investment banking with Bankers Trust International Ltd. and Chase Manhattan Ltd. in London.  Mr. von Meiss received a Bachelors degree in Economics in 1973 from the University of St. Gallen in Switzerland.  He received his M.B.A. from INSEAD, Fontainebleau, France in 1977.

D. Scott Elder

Mr. Elder, former Chairman of the Board and Chief Executive Officer of ZiaSun, was appointed Executive Vice President and Director of the Company in December 2001.  Prior to joining ZiaSun in April of 2000 and through ZiaSun’s acquisition of OIA, he was President of OIA, a company he co-founded with Ross W. Jardine, Scott P. Harris and David W. McCoy in 1997.  From 1994 to 1997, Mr. Elder owned and operated two consulting businesses, D. Scott Elder & Associates and The Business Alliance Company.  As the proprietor of The Business Alliance Company, a developer of joint-venture marketing and training programs, Mr. Elder developed joint-venture projects for such clients as General Mills, Procter & Gamble, Rubbermaid and Zane Publishing.  Mr. Elder has a degree in Communications from Brigham Young University and an M.B.A. from the University of Phoenix

Ross W. Jardine

Mr. Jardine, former Chief Financial Officer, Vice President and Director of ZiaSun, was appointed Executive Vice President and Director of the Company in December 2001.  Prior to joining ZiaSun in April of 2000 and through ZiaSun’s acquisition of OIA, he was Director of OIA, a company he co-founded with D. Scott Elder, Scott P. Harris and David W. McCoy in 1997.  In 1994, Mr. Jardine founded iMALL, a company focused on teaching other business owners how to obtain their own businesses online.  iMALL made its initial public offering in 1996 and was sold the same year to Excite@home for $425 million.  From 1990 to 1994, Mr. Jardine served as President of Jacobson & Jardine, Inc., a sports marketing and promotion company he founded in 1990.  While serving as President of Jacobson & Jardine, Inc., Mr. Jardine was responsible for operations and the development and marketing of licensed products for major sporting events for such venues as the Indianapolis 500, the Kentucky Derby, the 1992 America’s Cup, and such clients as the National Football League, Nabisco, Coca Cola, Fisher Price, American Home Products and RJ Reynolds.  Mr. Jardine graduated cum laude from Brigham Young University in 1987 with a degree in Communications.

Paul A. Helbling

Mr. Helbling, former Chief Financial Officer of Telescan, was appointed Chief Financial Officer of the Company in December 2001.  Prior to joining Telescan in August 1999, he was Vice President of Finance at PCC Flow Technologies, Inc., a subsidiary of Precision Castparts Corporation and a $350 million manufacturer of pumps and valves in the U.S. and Europe.  From 1991 to 1997 Mr. Helbling served as Vice President and Chief Financial Officer of HydroChem Industrial Services, a $150 million provider of industrial cleaning services to the petrochemical, refining and utility industries.  Mr. Helbling became a Certified Public Accountant in 1978, with experience in public accounting and in the contract drilling and oil and gas exploration and production industries.  Mr. Helbling holds B.A. and M.A. degrees from Rice University.

Thor A. Clark

Mr. Clark was appointed Vice President of the Company in July 2002.  He has served as Chief Technology Officer of the Company since 2001 and also has served as Vice President of Technology of INVESTools California, a wholly owned subsidiary of the Company, since 1999.  Mr. Clark also held the position of Director of Development at INVESTools California.  Prior to joining INVESTools California in 1995, Mr. Clark was a founding partner in Pacific Access, a consumer data services startup.  Mr. Clark studied Physics and Cognitive Science at the California Institute of Technology and the University of California, Berkeley.

Scott P. Harris

Mr. Harris was appointed Vice President of the Company in July 2002.  Mr. Harris has served as Executive Vice President of the Company’s wholly-owned subsidiary, OIA, since 1998.  Prior to joining OIA in 1998, Mr. Harris was president of The Olive Tree, an import business he founded.  From 1991 through 1997, Mr. Harris managed operations, supervised and trained seminar personnel and performed other seminar related services for Financial Freedom Report and iMall.  Mr. Harris is one of the four founders of OIA.  Mr. Harris has a degree from Brigham Young University in Business Management.

David W. McCoy

Mr. McCoy was appointed Vice President of the Company in July 2002.  Mr. McCoy has served as President of the Company’s wholly-owned subsidiary, OIA, since October of 2000.  Prior to joining OIA in 1997, Mr. McCoy served as Vice President of Sales and Marketing for Internet Development, Inc. from 1995 to 1997.  From 1992 to 1995, Mr. McCoy worked as an independent contractor.  From 1986 to 1992, Mr. McCoy worked for Mark O. Haroldsen, Inc. where he was promoted to Customer Service Manager in 1990 and later promoted to Vice President of the Computer Division where he oversaw the management and direction of the Sales and Marketing and the Customer Service Departments.  Mr. McCoy worked with Libra Software from 1978 to 1986 where he was promoted to National Sales Manager in 1984.  Mr. McCoy is one of the four founders of OIA.  Mr. McCoy attended Brigham Young University where he studied Business Management with an emphasis in Finance.

Daniel S. Olson

Mr. Olson was appointed Vice President of the Company in July 2002.  Mr. Olson has served as Vice President, Business Development of INVESTools California, since October of 1998.  Prior to joining INVESTools California, Mr. Olson was the Executive Vice President and co-founder of Links Automatic Payment Network, a marketing consulting firm that developed direct debit enrollment programs for the Federal Reserve, regional automated clearinghouse associations, regional utilities and major billers, including US West and Bell Atlantic.  From 1995 to 1996, Mr. Olson was the Director of Communications for Great Western Financial Securities.  From 1991 to 1992, Mr. Olson specialized in product promotion for both the institutional and the individual investor at PaineWebber.  From 1988 to 1990, Mr. Olson served as an assistant to the Senior Vice President at Drexel Burnham Lambert.  Mr. Olson received an MFA in Creative Writing from Louisiana State University and a B.A. in Literature from the University of Southern California.

Item 11.    Executive Compensation

The following table reflects all forms of compensation for services to the Company for the years ended December 31, 2002, 2001, and 2000, of the individuals serving as the Company’s Chief Executive Officer during 2002 and the Company’s four other most highly compensated executive officers who were serving the Company at the end of 2002 and who earned more than $100,000 that year (the “Named Executives”).

SUMMARY COMPENSATION TABLE

						Awards
Name	Year	Salary		Bonus	Other Annual Comp(1)	Restricted Stock Awards	Securities Underlying Options

Lee K. Barba	2002	$353,561		$41,170	$—	299,529	—
Chief Executive Officer	2001	295,000		6,656	—	102,057	1,200,000
	2000	248,103	(2)	45,866	—	—	240,627

D. Scott Elder	2002	$321,885		$71,875	$—	155,850	—
Executive Vice President	2001	156,000		19,300	304,025	10,000	340,000
	2000	117,500		204,000	2,433,065	17,500	25,000

Ross W. Jardine	2002	$322,285		$71,875	$—	115,193	—
Executive Vice President	2001	156,000		18,507	304,025	10,000	340,000
	2000	115,500		204,000	2,435,215	17,500	25,000

Scott P. Harris	2002	$254,658		$30,625	$—	—	—
Vice President	2001	128,105		—	304,025	—	25,000
	2000	112,000		96,000	1,211,958	—	10,000

David W. McCoy	2002	$253,158		$34,925	$—	50,929	—
Vice President	2001	129,182		—	304,025	—	25,000
	2000	113,000		96,000	1,211,958	—	10,000

(1)       Other annual compensation represents commissions based on workshop attendance.  Additionally, in 2000, Messrs. Elder and Jardine each received $2.1 million and Messrs. Harris and McCoy each received $900,000 in additional compensation pursuant to an earn-out agreement provided for in the OIA Acquisition Agreement.

(2)       Mr. Barba joined the Company during 2000.  Therefore, the amounts reflected for 2000 are for a partial year.

Stock Options

The following tables set forth information relating to the Named Executives with respect to (i) stock options granted in 2002, and (ii) the total number of exercised options through 2002 and the value of the unexercised in-the-money options at the end of 2002.

OPTION GRANTS IN LAST FISCAL YEAR

	Number of Securities Underlying Options	Percent of Total Options Granted to Employees in	Exercise Price Per	Expiration	Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term
Name	Granted	Fiscal Year(1)	Share	Date	5%	10%
Lee K. Barba	0 - 550,000	(2)	$0.18	08/28/04	$—	$—

D. Scott Elder	300,000	50%	$0.18	09/14/12	$33,960	$86,062

Ross W. Jardine	300,000	50%	$0.18	09/14/12	$33,960	$86,062

(1)       Based upon 600,000 options granted to employees in  2002.

(2)       The vesting of the option granted to Mr. Barba is contingent upon an event occurring in the future.  Based upon the terms of the option the number of shares issuable upon exercise of the options, if any, will be between 50,000 and 550,000 shares at an exercise price of $0.18 per share.  Therefore, the percent of total options and the potential realizable value of the option grant is calculated assuming that no shares are vested.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND

FISCAL YEAR END OPTION VALUES

	Shares Acquired on	Value	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Lee K. Barba	—	—	457,331	983,297	—	—
D. Scott Elder	—	—	185,000	480,000	13,500	40,500
Ross W. Jardine	—	—	185,000	480,000	13,500	40,500
David W. McCoy	—	—	10,000	—	—	—
Scott P. Harris	—	—	10,000	—	—	—

Director Fees and Compensation

Directors are paid $2,500 for each meeting of the Board of Directors or committee meeting they attend in person, plus out of pocket expenses, and $500 for each telephonic meeting or committee meeting in which they participate.  These fees are determined by resolution of the Board of Directors.  The Directors have the option to receive shares of Company common stock or cash for their compensation.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of December 31, 2002, with respect to the number of shares of common stock beneficially owned by (1) each director and/or Named Executive individually, (2) all executive officers and directors of the Company as a group and (3) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s common stock.  The number of shares does not include shares allocated to the person’s account through the Company’s 401(k) plan.  Except as noted below, each stockholder has sole voting and investment power with respect to the shares shown.

Owners	Number of Shares Beneficially Owned(1)	% of Class
Common Stock
Lee K. Barba	858,917	2.0%
D. Scott Elder	4,152,903	9.6%
Ross W. Jardine	4,112,746	9.5%
David W. McCoy	1,512,929	3.5%
Scott P. Harris	1,617,023	3.7%
Hans von Meiss(2)	302,445	*
Stephen C. Wood	43,424	*
All executive officers and directors as a group
(10 persons)	12,863,800	29.8%

Momentum Media Limited 304 Dominion Centre 14 Queens Road East Wanchai Hong Kong	3,299,980	7.6%

*      Less than 1%

(1)    Each of the share amounts for the directors and officers includes options to purchase additional shares, which are exercisable within the next sixty days, as follows:  Lee K. Barba, 45,7331; D. Scott Elder, 185,000; Ross W. Jardine, 185,000; David W. McCoy, 10,000; Scott P. Harris, 10,000; Hans von Meiss, 15,000; Stephen C. Wood 11,242.

(2)    Includes shares, as to which beneficial ownership is disclaimed, of 113,000 shares held for the benefit of family members.

Item 13.    Certain Relationships and Related Transactions

Generation Marketing, LLC

In the second half of 2000, D. Scott Elder and Ross W. Jardine, each an executive officer and director of the Company, and Scott Harris and David McCoy, each an executive officer of the Company, each contributed 20% of the capital towards the formation of a new marketing company, Generation Marketing, to ensure continuity in the Company’s marketing efforts.  In 2001, this ownership percentage fell to 16.7% for each of them.  Prior to 2002, Generation Marketing handled all of the Company’s marketing expenditures.  In May 2002, David McCoy sold his interest to a third party.  In December 2002, a shareholder not related to INVESTools approached Messrs. Elder, Jardine and Harris to buy out their interests in Generation Marketing.  The sale was finalized in February 2003.

The Company paid $4.9 million, $6.0 million and $400,000 in marketing expenses to Generation Marketing in each of the periods ended December 31, 2002, 2001 and 2000, respectively.

OIA Earn-Out

On July 26, 2001, ZiaSun entered into a Second Amendment to Acquisition Agreement, effective as of July 1, 2001, with D. Scott Elder and Ross Jardine, each an officer and a director of the Company, and David McCoy and Scott Harris, each an officer of the Company.  Due to the accrual of a potential liability for sales taxes payable by OIA to various states, ZiaSun and Messrs. Elder, Jardine, McCoy and Harris determined that an adjustment of the number of shares received by Messers. Elder, Jardine, McCoy and Harris pursuant to the provisions for the OIA earn-out, as provided for in the original acquisition agreement might be required.  Such sales tax liability is reflected on the Company’s financial statements for the year ended December 31, 2000 for sales by OIA that had occurred in 1998, 1999 and 2000.

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

Following the end of the earn-out period, OIA’s audited EBITDA earnings for the period were reported as $10.9 million, which would result in the Company owing 21,820,152 post-split adjusted shares of common stock at March 31, 2000 to each recipient.  The value of these shares at March 31, 2000, was $248.2 million, which amount would have been added to the goodwill of ZiaSun’s balance sheet.  ZiaSun and Messers. Elder, Jardine, McCoy and Harris jointly recognized that it would not be in the best interest of ZiaSun to have such a large goodwill burden going forward.  As a result, the parties entered into an Amendment to Agreement dated May 31, 2000, amending the earn-out provisions of the acquisition agreement.  Pursuant to the amendment, Messers. Elder, Jardine, McCoy and Harris would exchange 12,000,000 of the post-split adjusted shares they were to receive pursuant to the acquisition agreement for $6.0 million in cash and would receive 9,820,152 post-split adjusted shares of the ZiaSun’s common stock, of which 5,000,000 shares had been previously of ZiaSun issued and were held in escrow pursuant to the terms of the acquisition agreement.  A total of 4,840,152 new restricted shares were issued on an aggregate basis to Messers. Elder, Jardine, McCoy and Harris.

Pursuant to the Second Amendment to Acquisition Agreement, ZiaSun and Messers. Elder, Jardine, McCoy and Harris reached an agreement such that if, during a three-year period commencing on July 1, 2001 through June 30, 2004, any sales tax liability is paid for sales made during the earn-out period, ZiaSun shall absorb and be solely responsible for the payment of any actual sales tax liability up to an amount of $554,000.  In the event that the actual sales tax paid by ZiaSun  on sales made by OIA during such three-year period exceeds $554,000, then Messers. Elder, Jardine, McCoy and Harris shall reduce, return and deliver to ZiaSun one share of ZiaSun’s common stock for each $0.50 of actual sales tax paid in excess of $554,000.

Item 14.    Controls and Procedures

Within the 90-day period prior to the filing of this report (the “Evaluation Date”), an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 14(c) and Rule 15d – 14(c)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

Part IV

Item 15.    Exhibits, Financial Statements and Reports on Form 10-K

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

2.2	Amendment to Agreement between ZiaSun and the former OIA Stockholders dated May 31, 2000. (Incorporated by reference from ZiaSun’s Quarterly Report on Form 10-Q filed on August 17, 2000.)
2.3

Second Amendment to Acquisition Agreement between ZiaSun and the former OIA Stockholders, dated as of July 1, 2001.  (Incorporated by reference from ZiaSun’s Current Report on Form 8-K filed on August 1, 2001.)

2.4	Share Purchase Agreement between ZiaSun and Ko Jen Wang, dated October 1, 2001. (Incorporated by reference from ZiaSun’s Current Report on Form 8-K filed on October 3, 2001.)
2.5

Acquisition Agreement and Plan of Reorganization between ZiaSun and Seminar Marketing Group, Inc., dated September 29, 2000.  (Incorporated by reference from ZiaSun’s Current Report on Form 8-K filed on October 3, 2000.)

3.1	Amended and Restated Certificate of Incorporation of INVESTools Inc. (Included as Annex V to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
3.2	By-laws of INVESTools Inc. (Included as Annex VI to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
10.1	Amended Stock Option Plan of Telescan. (Incorporated by reference from Telescan’s Post-Effective Amendment No. 1 to Form S-8 filed February 2, 1994.)
10.2	Amended and Restated 1995 Stock Option Plan of Telescan. (Incorporated by reference from Telescan’s Registration Statement on Form S-8 filed November 21, 2000.)
10.3	2000 Stock Option Plan of Telescan. (Incorporated by reference from Telescan’s Registration Statement on Form S-8 filed November 21, 2000.)
10.4	Amended 1999 Stock Option Plan of ZiaSun. (Incorporated by reference from ZiaSun’s Post-Effective Amendment No. 1 to Form S-8 filed June 14, 2000.)
10.5	Non-Qualified Stock Option Agreement between ZiaSun and Allen D. Hardman. (Incorporated by reference from ZiaSun’s Registration Statement on Form 10-SB filed September 16, 1999.)
10.6	Amended and Restated Employment Agreement and Stock Option of Allen D. Hardman, dated August 2, 2000. (Incorporated by reference from ZiaSun’s Quarterly Report on Form 10-Q filed on August 17, 2000.)
10.7	Lease Agreement between EsNET Properties L.C. and OIA, dated May 25, 1999. (Incorporated by reference from ZiaSun’s Registration Statement on Form 10-SB filed September 16, 1999.)
10.8	Lease Agreement between DC Mason Ltd. and OIA, dated October 7, 1998. (Incorporated by reference from ZiaSun’s Registration Statement on Form 10-SB filed September 16, 1999.)
10.9	Lease Agreement between Gordon Jacobson and OIA, dated June 22, 1999. (Incorporated by reference from the ZiaSun’s Registration Statement on Form 10-SB filed September 16, 1999.)
10.10	Office Lease Agreement between Telescan and Chevron U.S.A., Inc., dated November 8, 1995. (Incorporated by reference from Telescan’s Form 10-K for the annual period ended December 31, 1995.)
10.11

Client Service Agreement, dated January 14, 2000 between ZiaSun and Continental Capital & Equity Corporation.  (Incorporated by reference from ZiaSun’s Form 10K for the annual period ended December 31, 1999.)

10.12	Consulting Agreement, dated January 1, 2000, between ZiaSun and Credico, Inc. (Incorporated by reference from ZiaSun’s Quarterly Report on Form 10-QSB filed May 22, 2000.)
10.13	Business Agreement, dated April 20, 2000, between ZiaSun and The McKenna Group. (Incorporated by reference from ZiaSun’s Quarterly Report on Form 10-QSB filed on May 22, 2000.)

10.14	Venture Fund Agreement between ZiaSun and The McKenna Group, dated July 3, 2000. (Incorporated by reference from ZiaSun’s Quarterly Report on Form 10-Q filed on August 17, 2000.)
10.15	Agreement, dated April 13, 2001, between ZiaSun and MKZ Fund, LLC. (Incorporated by reference from ZiaSun’s Current Report on Form 8-K filed on August 1, 2001.)
10.16	Non-Competition Agreement, dated March 8, 2000, between OIA and MIT, LLC. (Incorporated by reference from ZiaSun’s Current Report on Form 8-K filed on August 1, 2001.)
10.17	Voting Agreement between ZiaSun and Vulcan Ventures, Inc., dated May 3, 2001. (Included as Annex II to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
10.18

Voting Agreement among ZiaSun and NBC-TSCN Holding, Inc., and GE Capital Equity Investments, Inc., dated May 3, 2001.  (Included as Annex II to the joint proxy statement/ prospectus filed in Registration No. 333-67454.)

10.19	Voting Agreement between ZiaSun and LJH Corporation, dated May 3, 2001. (Included as Annex II to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
10.20	Voting Agreement between Telescan and Ross Jardine, dated May 2, 2001. (Included as Annex II to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
10.21	Voting Agreement between Telescan and D. Scott Elder, dated May 2, 2001. (Included as Annex II to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
10.22	Voting Agreement between Telescan and Scott Harris, dated May 2, 2001. (Included as Annex II to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
10.23	Voting Agreement between Telescan and David W. McCoy, dated May 2, 2001. (Included as Annex II to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
10.24	Voting Agreement between Telescan and Momentum Media Ltd., dated May 2, 2001. (Included as Annex II to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
10.25	Lock-up Agreement between ZiaSun and Vulcan Ventures, Inc., dated May 2, 2001. (Included as Annex III to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
10.26	Lock-up Agreement between Telescan and Ross Jardine, dated May 2, 2001. (Included as Annex III to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
10.27	Lock-up Agreement between Telescan and D. Scott Elder, dated May 2, 2001. (Included as Annex III to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
10.28	Lock-up Agreement between Telescan and Scott Harris, dated May 2, 2001. (Included as Annex III to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
10.29	Lock-up Agreement between Telescan and David W. McCoy, dated May 2, 2001. (Included as Annex III to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
10.30*	Amended and Restated Employment Agreement by and between the Company and Lee K. Barba effective as of December 6, 2001.(1)
10.31*	Amended and Restated Employment Agreement by and between the Company and D. Scott Elder dated August 30, 2002.(1)
10.32*	Amended and Restated Employment Agreement by and between the Company and Ross Jardine dated August 30, 2002.(1)
10.33	Joint Venture Agreement among OIA, Hon Leong Chong and Eric Lip Meng Tan, dated September 27, 2001. (Incorporated by reference from ZiaSun’s Current Report on Form 8-K filed on October 3, 2001).
10.34	Fifth Amendment to Lease Agreement by and between Telescan, Inc. and WiredZone Property, L.P., dated April 8, 2002.
10.35*	Transition Settlement Agreement among Online Investors Advantage, Hon Leong Chong, Eric Lip Meng Tan, Investools Asia Pacific Pte. Ltd. and Investools Hong Kong Limited dated August 1, 2002.
10.36*

License and Collaboration Agreement among Online Investors Advantage, Hon Leong Chong, Eric Lip Meng Tan, Rejoice Edumedia Pte. Ltd., Cappi Management Pte. Ltd., Investools Asia Pacific Pte. Ltd. and Investools Hong Kong Limited dated August 1, 2002.

21	Subsidiaries of INVESTools. (Incorporated by reference from the joint statement/prospectus filed in Registration No. 333-67454.)
23.1*	Consent of KPMG LLP.
23.2*	Consent of BDO Seidman, LLP.
23.3*	Information Regarding Consent of Arthur Andersen LLP.
99.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

*	Indicates documents filed herewith.
(1)	Management contracts or compensation plans or arrangements.

Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Houston, State of Texas, on March 18, 2003.

INVESTools Inc.

By:	/s/ LEE K. BARBA
Lee K. Barba, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated

Signature	Title	Date

PRINCIPAL EXECUTIVE OFFICER:

/s/ LEE K. BARBA	Chief Executive Officer and	March 18, 2003
Lee K. Barba	Chairman of the Board

PRINCIPAL FINANCIAL / ACCOUNTING OFFICER:

/s/ PAUL A. HELBLING	Chief Financial Officer	March 18, 2003
Paul A. Helbling

DIRECTORS:

/s/ D. SCOTT ELDER	Executive Vice President and Director	March 18, 2003
D. Scott Elder

/s/ ROSS W. JARDINE	Executive Vice President and Director	March 18, 2003
Ross W. Jardine

/s/ HANS VON MEISS	Director	March 18, 2003
Hans von Meiss

/s/ STEPHEN C. WOOD	Director	March 18, 2003
Stephen C. Wood

INVESTOOLS INC.

a Delaware corporation

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Section 302 Certification

I, Lee K. Barba, certify that:

1.                                            I have reviewed this annual report on Form 10-K of INVESTools Inc., a Delaware corporation (the “''registrant”");

2.                                            Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                            Based on my knowledge, the financial statements, and other information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                            The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the“''Evaluation Date”"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have  identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                          The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ LEE K. BARBA
Chief Executive Officer

INVESTOOLS INC.

a Delaware corporation

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

Section 302 Certification

I, Paul A. Helbling, certify that:

1.                                        I have reviewed this annual report on Form 10-K of INVESTools Inc., a Delaware corporation (the “''registrant”");

2.                                          Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                        Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “''Evaluation Date”"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have  identified for the  registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                          The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ PAUL A. HELBLING
Chief Financial Officer

INDEPENDENT AUDITOR’S REPORT

The Board of Directors
INVESTools Inc.:

We have audited the accompanying consolidated balance sheet of INVESTools Inc. and subsidiaries as of December 31, 2002, and the related consolidated statement of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.  The 2001 consolidated financial statements of INVESTools Inc. and subsidiaries as of and for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated April 12, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of INVESTools Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company changed, effective January 1, 2002, its method of accounting for goodwill and other intangible assets as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

As discussed above, the 2001 consolidated financial statements of INVESTools Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations.  As discussed in Note 3, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142.  In our opinion, the disclosures for 2001 in Note 3 are appropriate.  However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of INVESTools Inc. other than with respect to such reclassification adjustment and the transitional disclosures discussed above and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

KPMG LLP
Houston, Texas
February 24, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders of INVESTools Inc.:

We have audited the accompanying consolidated balance sheet of INVESTools Inc. (a Delaware corporation) and subsidiaries as of December 31, 2002, and the related consolidated statement of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of INVESTools Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
April 12, 2002

NOTE: The report of Arthur Andersen LLP presented above is a copy of a previously issued Arthur Andersen LLP report. This report has not been reissued by Arthur Andersen LLP nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K.

NOTE: The consolidated financial statements as of December 31, 2001 and for the year then  ended have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (see Note 1 under the heading “Goodwill and Intangible Assets”). The report of Arthur Andersen LLP presented above does not extend to these changes.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Boards of Directors of

ZiaSun Technologies, Inc.

We have audited the accompanying balance sheet of ZiaSun Technologies, Inc. and subsidiaries (the Company) as of December 31, 2000 and the related statements of operations and comprehensive income, changes in stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

BDO Seidman, LLP

Los Angeles, California

March 9, 2001, except for

Notes 3 and 10, which are as of

April 13, 2001

INVESTOOLS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$5,160	$5,930
Accounts receivable, net (allowance: $150; $150)	1,236	1,560
Tax receivable	2,275	746
Other current assets	378	407
Total current assets	9,049	8,643

Due from merchant account vendors	355	351
Goodwill and intangibles, net	12,443	40,945
Deferred tax assets	2,763	4,799
Furniture and equipment, net	591	436

Total assets	$25,201	$55,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,069	$3,772
Deferred revenue	4,820	3,616
Accrued payroll	1,095	867
Accrued tax liabilities	504	705
Shares subject to rescission	—	366
Other current liabilities	547	1,502

Total liabilities, current	10,035	10,828

Minority interest liability	—	2

Stockholders’ equity:
Convertible preferred stock (liquidation preference $25 per share) (0 and 120 shares issued and outstanding at December 31, 2002 and 2001, respectively)	—	1
Common stock (43,206 and 40,792 shares issued and outstanding December 31, 2002 and 2001, respectively)	432	408
Additional paid-in capital	126,663	125,855
Deferred stock compensation	(91)	—
Accumulated deficit	(111,838)	(81,920)

Total stockholders’ equity	15,166	44,344

Total liabilities and stockholders’ equity	$25,201	$55,174

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2002	2001	2000
Revenue	$56,142	$52,691	$54,667
Costs and expenses:
Cost of revenue	25,411	22,794	21,157
General and administrative expense	26,765	20,883	24,746
Related party expense	4,880	6,004	386
Depreciation and amortization expense	675	4,536	3,140
Write down of assets and other charges	—	6,454	73,051
Total costs and expenses	57,731	60,671	122,480
Net loss from operations	(1,589)	(7,980)	(67,813)
Other income (expense):
Loss on sale of assets	(1)	(38)	—
Interest income (expense), net	37	(13)	352
Minority interest income (expense)	(36)	11	—
Other income (expense), net	(61)	—	15
Total other income (expense)	(61)	(40)	367
Net loss before income taxes, discontinued operations and cumulative effect of accounting change	(1,650)	(8,020)	(67,446)
Income tax expense (benefit)	(194)	—	3,101
Net loss from continuing operations before cumulative effect of accounting change	(1,456)	(8,020)	(70,547)
Loss from discontinued operations, net of tax	—	(132)	(2,922)
Gain (loss) on disposal of discontinued operations, net of tax	—	249	(3,757)
Net loss before cumulative effect of accounting change	(1,456)	(7,903)	(77,226)
Cumulative effect of accounting change	(28,417)	—	—
Net loss	(29,873)	(7,903)	(77,226)
Preferred stock dividend	(45)	(10)	—
Net loss available to common stockholders	$(29,918)	$(7,913)	$(77,226)
Net loss per common share – basic and diluted:
Net loss from continuing operations	$(0.03)	$(0.25)	$(2.37)
Net income (loss) from discontinued operations	—	0.01	(0.23)
Cumulative effect of accounting change net of tax	(0.68)	—	—
Net loss available to common stockholders	$(0.71)	$(0.24)	$(2.60)
Basic and diluted weighted average shares outstanding	41,983	32,684	29,744

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2002	2001	2000
Net loss	$(29,873)	$(7,903)	$(77,226)
Foreign currency translation adjustment	—	—	(54)
Comprehensive loss	$(29,873)	$(7,903)	$(77,280)

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital
	Shares	Amount	Shares	Amount
Balance, December 31, 1999	—	$—	22,205	$22	$12,505
Net loss	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—
Issuance of stock under stock option plans	—	—	50	—	100
Issuance of common stock for services rendered	—	—	202	—	843
Change in deferred stock compensation	—	—	—	—	50
Additional purchase price for OIA acquisition	—	—	9,820	10	100,567
Acquisition of subsidiaries	—	—	1,020	1	2,074
Disposition of subsidiaries	—	—	(725)	—	—
Warrant grant	—	—	—	—	80
Issuance of stock for related party debt	—	—	104	—	690
Repurchase of common stock	—	—	—	—	—
Balance, December 31, 2000	—	$—	32,676	$33	$116,909
Net loss	—	—	—	—	—
4% convertible preferred stock dividends	—	—	—	—	—
Issuance of common stock for services rendered	—	—	48	—	30
Amortization of deferred stock compensation	—	—	—	—	—
Stock received for sale of subsidiaries	—	—	—	—	—
Retirement of treasury stock	—	—	(1,087)	(1)	(1,340)
Increase in par value of common stock	—	—	—	284	(284)
Issuance of common stock for acquisition of Telescan	120	1	9,155	92	10,226
Reclass to equity of share rescission liability	—	—	—	—	314
Balance, December 31, 2001	120	$1	40,792	$408	$125,855
Net loss	—	—	—	—	—
4% convertible preferred stock dividends	—	—	—	—	—
Issuance of common stock for bonuses	—	—	714	7	221
Options granted to officers for bonuses	—	—	—	—	350
Options granted to contractors	—	—	—	—	162
Amortization of deferred stock compensation	—	—	—	—	—
Expiration of share rescission offer	—	—	(78)	(1)	1
Conversion of preferred stock	(120)	(1)	1,708	17	59
Acquisition of minority interest	—	—	70	1	15
Balance, December 31, 2002	—	$—	43,206	$432	$126,663

The accompanying notes are an integral part of these consolidated financial statements.

	Treasury Stock	Deferred Stock Compensation	Accumulated Comprehensive Income	Accumulated Deficit	Total
Balance, December 31, 1999	(34)	$(30)	$54	$3,219	$15,736
Net loss	—	—	—	(77,226)	(77,226)
Foreign currency translation adjustment	—	—	(54)	—	(54)
Issuance of stock under stock option plans	—	—	—	—	100
Issuance of common stock for services rendered	—	—	—	—	843
Change in deferred compensation	—	(6)	—	—	44
Additional purchase price for OIA acquisition	—	—	—	—	100,577
Acquisition of subsidiaries	—	—	—	—	2,075
Disposition of subsidiaries	—	—	—	—	—
Warrant grant	—	—	—	—	80
Issuance of stock for related party debt	—	—	—	—	690
Repurchase of common stock	(766)	—	—	—	(766)
Balance, December 31, 2000	(800)	$(36)	$—	$(74,007)	$42,099
Net loss	—	—	—	(7,903)	(7,903)
4% convertible preferred stock dividends	—	—	—	(10)	(10)
Issuance of common stock for services rendered	—	—	—	—	31
Amortization of deferred stock compensation	—	36	—	—	36
Stock received for sale of subsidiaries	(541)	—	—	—	(541)
Retirement of treasury stock	1,341	—	—	—	—
Increase in par value of common stock	—	—	—	—	—
Issuance of common stock for acquisition of Telescan	—	—	—	—	10,318
Reclass to equity of share rescission liability	—	—	—	—	314
Balance, December 31, 2001	$—	$—	$—	$(81,920)	$44,344
Net loss	—	—	—	(29,873)	(29,873)
4% convertible preferred stock dividends	—	—	—	(45)	(45)
Issuance of common stock for bonuses	—	—	—	—	228
Options granted to officers for bonuses	—	—	—	—	350
Options granted to contractors	—	(132)	—	—	30
Amortization of deferred stock compensation	—	41	—	—	41
Expiration of share rescission offer	—	—	—	—	—
Conversion of preferred stock	—	—	—	—	75
Acquisition of minority interest	—	—	—	—	16
Balance, December 31, 2002	$—	$(91)	$—	$(111,838)	$15,166

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(29,873)	$(7,903)	$(77,226)
Reconciling adjustments:
Cumulative effect of accounting change	28,417	—	—
Impairment of goodwill	—	—	71,756
Write off of and loss on equity investment	—	5,805	200
Depreciation and amortization	675	4,536	3,140
Common stock/options/warrants for services	77	31	923
Accrued interest on share rescission	—	156	—
Discontinued operations	—	(117)	6,679
Changes in operating assets and liabilities, net of the effects of acquisitions
(Increase) decrease in accounts receivable	885	282	(211)
(Increase) decrease in amounts due from related parties	—	(20)	68
Increase due from merchant account vendor	(565)	(23)	(231)
(Increase) decrease in other assets	29	25	(109)
Increase in deferred revenue	1,204	282	2,456
Increase (decrease) in accounts payable	(593)	975	983
Increase in payroll liabilities	704	515	—
Decrease in other liabilities	(491)	(1,439)	(1,470)
Other	—	63	939
Net cash provided by operating activities	469	3,168	7,897
Cash flows from investing activities:
Purchases of furniture and equipment	(822)	(88)	(197)
Acquisition of Telescan, net of cash acquired of $696	—	(347)	—
Investment in affiliate	—	(250)	(6,255)
Earn-out payment to former Stockholders of subsidiary	—	—	(6,000)
Investment in discontinued subsidiary	—	—	(300)
Other	(7)	40	(52)
Net cash used in investing activities	(829)	(645)	(12,804)
Cash flows from financing activities:
Payments on share rescission liability	(366)	(90)	—
Purchase of treasury stock	—	—	(766)
Proceeds from exercise of stock options	—	—	100
Other	(44)	(27)	(89)
Net cash used in financing activities	(410)	(117)	(755)
Increase (decrease) in cash and cash equivalents:	(770)	2,406	(5,662)
Cash and cash equivalents:
Beginning of year	5,930	3,524	9,186
End of year	$5,160	$5,930	$3,524
Other non-cash investing and financing activities were as follows:
Stock issued for bonuses	$228	$—	$—
Options issued for bonuses	350	—	—
Conversion of preferred stock	76	—	—
Stock issued for purchase of subsidiaries	—	—	102,653
Conversion of related party note payable to common stock	—	—	690
Issuance of stock subject to rescission	—	—	614

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                Significant Accounting Policies and Related Information

The Company

INVESTools Inc. (the “Company” or “INVESTools,” http://www.investools.com) is a global leader in investor education that teaches individual investors how to achieve their investment goals.  The Company provides a full range of investor education products and services that are delivered in a variety of formats, including instructor-led workshops, “at home” study programs, personal training sessions and educational newsletters via email.  INVESTools focuses its efforts on providing solutions that provide lifelong learning in three ways:  by teaching basic investing concepts in a traditional learning environment, by helping graduates successfully apply what they have learned through personalized training and by continuously challenging graduates to build on their knowledge through new products and services.

The Company was incorporated in Delaware on May 21, 2001, but did not begin business operations until December 6, 2001, when the merger transaction (the “Merger”) pursuant to the Second Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), dated September 25, 2001, between the Company, ZiaSun Technologies, Inc. , a Nevada corporation (“ZiaSun”), and Telescan, Inc. a Delaware corporation (“Telescan”), was consummated.  The stockholders of ZiaSun and Telescan approved the Merger Agreement on December 6, 2001.

As a result of the Merger, ZiaSun and Telescan each became wholly owned subsidiaries of the Company.  The stock-for-stock merger transaction resulted in (i) each share of ZiaSun common stock being converted into the right to receive one share of the Company’s common stock, (ii) each share of Telescan common stock being converted into the right to receive 0.55531 of a share of the Company’s common stock and (iii) each share of Telescan preferred stock being converted into one share of the Company’s preferred stock.  No fractional shares of the Company’s common stock were issued and cash, without interest, was paid in lieu of fractional shares.  Following the close of the Merger, former ZiaSun stockholders owned approximately 75% of the Company’s common stock and former Telescan stockholders owned approximately 25%.  The Merger was accounted for under the purchase method of accounting.

Following the Merger, ZiaSun was deemed the acquirer for accounting purposes.  Therefore, all of the historical financial information herein represents the financial results for ZiaSun for the periods prior to the Merger.  Under the purchase method of accounting the results for Telescan are included in the consolidated financial results only for the period subsequent to the Merger.  Refer to Note 2 for more information regarding the financial statement impact of the Merger.

ZiaSun owns 100% of Online Investors Advantage, Inc., (“OIA”) and has no operations.  OIA owns 100% of the following companies:  INVESTools Asia Pacific Pte. Ltd. (“Asia”), INVESTools Hong Kong Ltd. (“Hong Kong”), Seminar Marketing Group, Inc. and Memory Improvement Systems, Inc.  Seminar Marketing Group, Inc. and Memory Improvement Systems, Inc. are dormant companies with no operations and Hong Kong is a development stage company with minimal operations.  Refer to Note 2 for more information on the ownership of Asia and Hong Kong.

Telescan owns 100% of INVESTools, Inc., a California corporation, which provides investment advisory newsletters on the Internet.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries for which the Company exercises control.  All significant intercompany transactions have been eliminated.

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and the reported amounts of revenues and expenses.  Management believes the most significant estimates and assumptions are associated with the valuation of intangibles, goodwill and taxes.  If the underlying estimates and assumptions upon which the financial statements are based change in future periods, actual amounts may differ from those included in the accompanying consolidated financial statements.

Segment Reporting

The Company’s business activities are represented by two identifiable business segments:  Investor Education and Publishing and Business Services.  The Investor Education segment primarily includes all of the Company’s instructor-led educational programs.  The Publishing and Business Services segment includes the Company’s newsletter and other investor education publications.  Prior to the Merger, ZiaSun operated in a single segment.

Financial information regarding reportable business segments and international operations appears in Management’s

Discussion and Analysis of Financial Condition and Results of Operations and in Note 10 to the Consolidated Financial Statements.

Financial Instruments

The carrying value of the Company’s financial instruments approximate fair value.  Financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities.

Cash and Cash Equivalents

The Company considers all cash and cash investments with an original maturity of three months or less to be cash equivalents.  The Company has invested excess cash in money market accounts and amounts included in the consolidated financial statements approximate fair value at the balance sheet date.  The Company maintains deposits in banks, which may exceed the amount of federal deposit insurance available.  Management believes the potential risk of loss on these accounts to be minimal.

Accounts Receivable

Approximately 90% of the revenue received for workshops, products and Web site subscriptions are paid by credit cards.  The Company’s experience with chargebacks and refunds is nominal and no allowance for doubtful accounts is provided related to these receivables.  Receivables from customers billed for other services are reserved when collection becomes doubtful.

In 2001, in connection with the sale of two companies, the Company received notes receivables from the buyers totaling $150,000 due in two equal installments on June 15, 2003 and 2004.  Management has determined collection of those receivables to be remote and has fully reserved the balance due at December 31, 2002 and 2001, respectively.

The Company had $150,000 in allowance for doubtful accounts at December 31, 2002 and 2001, respectively.  During the years ended December 31, 2002, 2001, and 2000, the Company recorded approximately $89,000, $160,000, and $94,000 in bad debt expense, respectively.

Due From Merchant Account Vendors

The Company uses merchant account vendors to process credit card transactions.  Under the terms of these agreements, the merchant account vendor has the right to withhold credit card funds to cover charge backs in the event the Company is unable to honor its commitments.  Such funds can be held for up to a year after the Company has terminated its relationship with the merchant account vendor.  At December 31, 2002, the Company has $916,000 of funds due from merchant account vendors. Of this balance, approximately $561,000 is included in current accounts receivable because the Company terminated the relationship with this vendor in October 2002, and expects to receive the full balance owed by October 2003.  The Company has received approximately $321,000 of the funds subsequent to December 31, 2002.  The remaining balance of approximately $355,000 remains a long term receivable as the Company plans to continue the relationship with the vendor.

Furniture and Equipment

Furniture and equipment is stated at cost less accumulated depreciation.  Depreciation is calculated on a straight-line method over the estimated useful lives of the assets, which range from two to five years.

Depreciation expense was approximately $600,000, $56,000 and $140,000 for the years ended December 31, 2002, 2001 and 2000, respectively.  The unusually high depreciation expense in 2002 is primarily due to leasehold improvements related to relocating the Houston facility in the first six months of 2002.  The Company incurred approximately $721,000 of costs related to these improvements and is amortizing them over the term of the lease of one year.

Following is a detail of the balance sheet account (in thousands):

Furniture and equipment:	2002	2001
Computer and office equipment	$575	$418
Leasehold improvements	645	64
Furniture	120	115
Total furniture and equipment	1,340	597
Less: accumulated depreciation and amortization	(749)	(161)
Furniture and equipment, net	$591	$436

Investments

At December 31, 2002 and 2001, respectively, the minority interest amounts included in the financial statements represent the share of loss associated with the minority ownership interest in Asia and Hong Kong through July 31, 2002.  The Company acquired the minority ownership in August 2002.

Periodically, the Company will invest in private companies or joint ventures.  When the investment is less than 20% of ownership and the Company does not have the ability to exercise significant influence over the entity’s operations, the Company accounts for the investment under the cost method.  Under this method, the value of the investment is adjusted only for capital contributions and distributions and  the carrying value is monitored for impairment by reviewing operating performance and cash flow forecasts.  When the Company has an investment in a company that is between 20% and 50%, or the Company exercise significant influence over the operations, it is accounted for under the equity method where the investment balance is adjusted each period to reflect the proportionate change in earnings which is included in the income statement.  When the Company owns more than a 50% interest in a company, control is assumed and the entity is consolidated with the proportionate earnings and investment not controlled by the Company reflected in the consolidated financial results as minority interest.

Refer to Note 2 for detailed discussions of the Company’s acquisitions.

Goodwill and Intangible Assets

On January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 142 prohibit the amortization of goodwill and certain intangible assets that are deemed to have indefinite lives. Goodwill and indefinite-lived intangibles are required to be tested periodically for impairment and written down, if necessary. Amortized intangible assets are required to be tested for recoverability using undiscounted cash flows as prescribed by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In connection with the implementation of SFAS No. 142, the Company recognized a $28.4 million impairment charge to operations that has been recorded as a cumulative effect of accounting change in the consolidated statement of operations for fiscal 2002.

Prior to the adoption of SFAS No. 142, goodwill, which represents the excess of purchase price over the fair value of net assets acquired, was amortized on a straight-line basis over the expected periods to be benefited, not to exceed 40 years. Goodwill was previously assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through the undiscounted future operating cash flows of the acquired entity. The amount of goodwill impairment, if any, was measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.  The Company recognized a $72 million impairment under this method in 2000.

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

For further information regarding goodwill and other intangible assets, refer to Note 3.

Long Lived Assets

In accordance with the provisions of SFAS 121, the Company reviews long lived assets and goodwill for impairment.  During fiscal 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the Company reviews long-lived assets, such as property, equipment and definite-lived intangibles subject to amortization, for impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. As required by SFAS No. 144, the Company uses an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. Losses on impaired assets are recorded as a separate component of operating expenses in the consolidated statements of operations.

The Company did not recognize any impairment of long-lived assets during the years ended December 31, 2002 and 2001.  In 2000, the Company adjusted the carrying value of goodwill to its estimated fair value, resulting in a non-cash write down of $72 million which is included in “Write down of assets and other charges” in the consolidated statement of operations.

Income Taxes

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred income taxes represent the future tax consequences expected to occur when the reported amounts of assets and liabilities are recovered or paid. The provision for income taxes represents income taxes paid or payable for the current year plus the change in deferred taxes during the year. Deferred income taxes result from differences between the financial reporting and tax basis of assets and liabilities and are adjusted for changes in tax rates and tax laws when changes are enacted.  Deferred tax assets represent net operating loss carryforwards expected to be utilized to offset anticipated future earnings of the Company.

Based upon the weight of available evidence, and the nature and duration of the deferred tax assets, at December 31, 2002, the Company determined that it is more likely than not that the related benefits from deferred tax deductions will not be realized. Accordingly, the Company increased the valuation allowance on the deferred tax assets to $4.3 million during fiscal 2002 from $2.4 million as of December 31, 2001.

During 2002, the Company paid $3,000 in taxes and received cash refunds of  $746,000 of taxes paid in prior years.  The Company paid $3.3 million and $3.2 million in income taxes in 2001 and 2000, respectively.

Revenue Recognition

Revenue is not recognized until it is realized or realizable and earned.  The criteria to meet this guideline are: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) the price to the buyer is fixed or determinable and 4) collectibility is reasonably assured.

The Company sells its products bundled together in many different ways.  Each sale is broken down into its specific element and revenue from each element is recognized according to the following policies:

Revenue stream	Recognition policy
Workshop revenue	Recognized at the end of the workshop
Home study revenue	Recognized upon shipping to customer
Personal training sessions	Deferred upon receipt and recognized on a straight-line basis over contract period
Web Site subscriptions and renewals	Deferred upon receipt and recognized on a straight-line basis over the subscription period
Web Site hosting	Recognized when billed

The revenue for each element is calculated based upon the list price of each product sold separately.  From time to time, the Company will offer these products together at a discounted rate.  The discount is allocated pro rata to each element of revenue.

Deferred Revenue

Deferred revenue arises from subscriptions to the Web sites and personal training sessions because the cash is received before the delivery of service has been rendered.  Deferred revenue is recognized into revenue over the period of the contractual obligation.

Foreign Currencies

The Company’s functional currency is the U.S. dollar.  Accordingly, foreign entities translate monetary assets and liabilities at year-end exchange rates, while non-monetary items are translated at historical rates.  Income and expense accounts are translated at the average rates in effect during the year, except for depreciation, which is translated at historical rates.  Gains and losses resulting from the translation of foreign financial statements and from foreign currency as of and for the years ended December 31, 2002 and 2001, have been immaterial.

Stock-Based Compensation

The Company’s long term employee incentive plans provide for the awarding of stock options to employees and directors.  With respect to stock options that were granted prior to December 31, 2002, the Company accounted for the stock-based compensation under SFAS No. 123, Accounting for Stock Based Compensation, which permits using either the intrinsic value method or using the fair value method. The Company chose to use the intrinsic value method whereby compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of the Company’s stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized under the Company’s stock option plans for the granting of stock options made prior to December 31, 2002.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123. This amendment provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In accordance with SFAS 148, the following table illustrates the effect on net loss and earnings per share if the fair value method of accounting for stock options had been applied to all outstanding and unvested stock awards in each reported period as follows (amounts in thousands except per share amounts):

	2002	2001	2000

Net loss as reported	$(29,918)	$(7,913)	$(77,226)

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(475)	(741)	(439)

Pro forma net loss	$(30,393)	$(8,654)	$(77,665)

Basic and diluted loss per share – as reported	$(0.71)	$(0.24)	$(2.60)
Basic and diluted loss per share – pro forma	(0.72)	(0.26)	(2.61)

The weighted average fair value of options granted in 2002, 2001, and 2000 of $0.16, $0.69, and $2.40, respectively, was estimated using the Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000

Risk Free Factors	3.10%	4.88% to 5.14%	6.00%
Volatility factors	145.94%	135.50% to 139.50%	45.00%
Expected lives	5 years	7 to 10 years	4 years
Assumed dividend yield	—	—	—

On January 1, 2003, the Company  voluntarily adopted the fair value expense recognition method available under SFAS No. 148.   SFAS No. 148 permits recognition on a prospective basis whereby any new options granted after January 1, 2003 will be accounted for using the fair value method.  The fair value method requires a calculation of the fair value of the option at the date of the grant using the Black-Scholes option pricing model and the value of the option is amortized ratably into expense over the appropriate vesting period.  The change to fair value accounting of stock option grants is not expected to have a material impact on the financial statements in 2003.

Advertising Costs

Advertising costs are expensed when incurred and are included in general and administrative expenses.  Advertising costs for the years ended December 31, 2002, 2001 and 2000 were $8.8 million, $9.9 million and $6.9 million, respectively.

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed by using the weighted average number of shares of common stock converted and outstanding.  At December 31, 2002, 2001 and 2000, there were approximately 236,000, 836,000 and 31,000 shares, respectively, of common stock potentially issuable with respect to stock options and convertible preferred stock, which were excluded from the net earnings (loss) per share calculation because they are antidilutive.

Recently Issued Accounting Standards

In December 2002, the FASB issued SFAS Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123. This Statement amends SFAS Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The FASB has prescribed a tabular format and location for the disclosures in a company’s footnotes.  This Statement requires that companies having a year-end after December 15, 2002 follow the prescribed format and provide the additional disclosures in their annual reports.

Reclassifications

Certain prior years’ balances have been reclassified to conform to the current year’s presentation.  These inconsequential reclassifications had no impact on operating results.

2.                Acquisitions

2002 Acquisition

In August 2002, the Company terminated the joint venture agreement with Messrs. Hon Leong Chong and Eric Tan and purchased their 25 % interest in Asia and their ownership of Hong Kong, a development stage entity, the companies formed in 2001 (see discussion later in this Note).  In consideration for selling their interest in the Asia and Hong Kong companies, the Company reimbursed Messrs. Chong and Tan for their original capital contribution to Asia equal to a total of approximately $14,000 and issued a total of 70,000 shares of the Company’s common stock to them.  Messrs. Chong and Tan remain employed by the Company as directors of the Asia and Hong Kong companies.

2001 Acquisitions

Telescan

As discussed in Note 1, the Company was formed pursuant to a merger between Telescan and ZiaSun approved on December 6, 2001, by the stockholders of both companies.  ZiaSun stockholders received one share of INVESTools stock for each ZiaSun share they owned as of the record date, Telescan common stockholders received 0.55531 shares of INVESTools common stock for each Telescan common share they owned as of the record date and Telescan preferred stockholders received one share of INVESTools preferred stock for each Telescan preferred share they owned at the record date.  At December 31, 2001, 40,792,219 shares of INVESTools common stock and 120,000 shares of preferred stock had been issued to the former stockholders of ZiaSun and Telescan.

The Merger was accounted for under the purchase method of accounting.  Although ZiaSun and Telescan are both wholly-owned subsidiaries of INVESTools, ZiaSun was deemed the acquirer of Telescan for accounting purposes.  Costs ZiaSun incurred related to the acquisition totaling $1 million are included in the purchase price.  Costs that Telescan incurred related to the acquisition were expensed on Telescan’s financial statements prior to the date of the opening balance sheet.

Under the terms of the Merger Agreement, the Company assumed Telescan’s outstanding options in the Merger resulting in an increase of 596,020 options to purchase shares of the Company’s common stock.  The fair value of these options has been included in the determination of the purchase price of the Merger.  The Company did not allocate any cost to deferred compensation for these options, as the portion that had not yet vested had no intrinsic value at the opening balance sheet date.

Upon the closing of the Merger, certain officers of ZiaSun were entitled to receive Merger Transition Awards totaling $3.4 million in cash that vest on the anniversary date of the Merger for the next three years as long as these officers are still employed with the Company.  In August, 2002, the total amount of these awards was decreased to $400,000, all of which was expensed in 2002.

The purchase price for the acquisition consisted of the following (in thousands):

Value of common stock and options issued	$10,318
Transaction costs	1,043
Total purchase price	$11,361

The purchase price for the acquisition was allocated as follows (in thousands):

Current assets	$1,733
Current liabilities	(4,914)
Furniture, fixtures and equipment	125
Deferred tax asset	4,799
Intangibles	500
Goodwill	9,118
Total purchase price	$11,361

The Company expects to amortize the value assigned to the intangible assets on a straight-line basis over 5 to 10 years.

The following unaudited pro forma results of operations for the years ended December 31, 2001 and 2000, respectively, assumes the acquisition of Telescan occurred on January 1, 2000, and assumes the purchase price has been allocated to the assets purchased and the liabilities assumed based on their values at the date of acquisition.  Pro forma net loss includes amortization of the intangible assets and the one time adjustment of $661,000 related to salary adjustments related to the Merger.

	Year Ended December 31,
(in thousands, except per share data)	2001	2000

Total revenue	$69,441	$89,457
Net loss from continuing operations	(18,978)	(98,381)
Net loss attributable to common stockholders	(19,099)	(98,531)
Diluted loss per share from continuing operations	(0.54)	(2.53)

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

Asia

On September 7, 2001, OIA along with two Singapore individuals entered into a Joint Venture Agreement under which the parties formed a Singapore corporation, Asia, to expand OIA’s business in the Asian marketplace, including the performance of marketing services, the distribution of OIA’s materials and conducting workshops initially in Singapore, Malaysia, Brunei and Hong Kong.  Prior to the acquisition discussed above under “2002 Acquisition,” Asia was 75% owned by OIA and 25% owned by the individuals.

3.                Goodwill and Intangible Assets

The Company has goodwill related to two acquisitions; the acquisition of OIA in 1999 and the acquisition of Telescan in 2001.  In accordance with SFAS 142, goodwill is no longer amortized, but tested for impairment annually.  In connection with the preparation of the financial statements as of December 31, 2002, the Company compared the carrying value of the goodwill to the fair value of the reporting unit and determined that no additional impairment was warranted.

As part of the transition provisions of SFAS 142, the Company completed the impairment testing of goodwill during the second quarter of 2002. The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, measure the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Using conservative but realistic assumptions, the Company determined that the carrying value of the Investor Education segment was greater than the derived fair value, indicating an impairment in the recorded goodwill. To determine fair value, the Company relied on a discounted cash flow analysis.  Significant estimates used in the methodology included estimates of future earnings, future growth rates and a weighted average cost of capital.   For goodwill valuation purposes only, the revised fair value of this segment was allocated to the assets and liabilities of the business unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred currently. This allocation resulted in a write-down of recorded goodwill in the amount of $28.4 million, which has been reported as the cumulative effect of a change in accounting principle, as of January 1, 2002, in the accompanying consolidated statements of operations.

The carrying value of goodwill attributable to each reporting unit was as follows:

	Investor Education	Publishing and Business Services	Total
Balance at December 31, 2001	$40,445	$—	$40,445
Adjustment to purchase price allocation	(70)	—	(70)
Impairment charge	(28,417)	—	(28,417)
Balance at December 31, 2002	$11,958	$—	$11,958

The following unaudited pro forma results of operations data for the years ended December 31, 2002, 2001 and 2000 are presented as if the provisions of SFAS No. 142 had been in effect for all periods presented:

	Years Ended December 31,
	2002	2001	2000

Net loss as reported:	$(29,873)	$(7,903)	$(77,226)
Add: cumulative effect of change in accounting principle	28,417	—	—
Add: goodwill amortization	—	4,480	3,000
Adjusted net loss	$(1,456)	$(3,423)	$(74,226)

Basic and diluted EPS:
Net loss	$(0.71)	$(0.24)	$(2.60)
Add: cumulative effect of change in accounting principle	0.68	—	—
Add: goodwill amortization	—	0.14	0.10
Adjusted net loss	$(0.03)	$(0.10)	$(2.50)

As discussed in Note 1, in connection with the Merger, the Company reviewed the intangible assets acquired and valued them using an allowable valuation methodology.  The Company determined that its software platforms containing ProSearch and its Orbit marketing/publishing engine should be capitalized at a value of $250,000 each and assigned useful lives of 10 and 5 years, respectively.  The useful lives were determined based on the proprietary nature of the software, absence of equivalent competitive products and the unlikelihood of any being developed, and the useful lives already realized.

	ProSearch	Marketing/ Publishing Engine
Balance at December 31, 2001	$248	$247
Additions	60	—
Amortization	(25)	(50)
Balance at December 31, 2002	$283	$197

In 2002, the Company entered into an agreement with a third party to improve ProSearch with new features for subscribers, thus enhancing the value of the intangible asset.

Amortization of the intangibles for the next five years is as follows (in thousands):

Years Ending December 31,

2003	$75
2004	75
2005	75
2006	72
2007	25
Thereafter	98
Total	$420

4.                Income Taxes

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2002	2001	2000
Current:
Federal	$(2,391)	$—	$3,101
State	161	—	—
Deferred:	—	—	—
Federal	2,385	—	—
State	(349)	—	—
Total income tax expense (benefit)	$(194)	$—	$3,101

The following table reconciles the differences between the statutory Federal income tax rate and the effective tax rate for continuing operations (in thousands):

	Years Ended December 31,
	2002	2001	2000
Federal statutory rate	$(561)	$(2,727)	$(23,986)
State income taxes, net of Federal income tax benefit	(124)	—	—
Expenses not deductible for tax purposes	(30)	1,545	25,453
Disallowed loss on foreign subsidiaries	—	15	1,227
Effect of net income not subject to taxing jurisdictions	—	—	923
Adjustment to valuation allowance	1,945	2,376	—
Change in deferred tax rate	(826)	—	—
Other	(598)	1,209	(516)
Total income tax expense (benefit)	$(194)	$—	$3,101

The tax effects of temporary differences that give rise to significant portions of the Federal and state deferred tax assets are comprised of the following (in thousands):

	Years Ended December 31,
	2002	2001
Deferred tax liabilities	$—	$—
Deferred tax assets:
Allowance for bad debts	59	89
Accrued liabilities	480	118
Book/tax depreciation	997	570
Net operating loss carry forward	5,548	6,398
Total deferred tax assets	7,084	7,175
Valuation allowance	(4,321)	(2,376)
Net deferred tax assets	$2,763	$4,799

At December 31, 2002, the Company had available approximately $14 million of net operating loss carry forwards for federal income tax purposes.  This carry forward, which may provide future tax benefits, begins to expire in 2009.  Additionally, U.S. Federal income tax law limits a corporation’s ability to utilize net operating losses if it experiences an ownership change of greater than 50% over a three-year period.  The company’s utilization of its net operating loss is subject to an annual limitation of $791,000.

In assessing the realizability of deferred tax assets at December 31, 2002, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Management believes that it is more likely than not that future operations will generate the approximately $18 million in taxable income required over the next 15 years to utilize the deferred tax asset.

5.                Commitments and Contingencies

Commitments

Interest Paid

The Company paid $3,000, $8,000 and $26,000 for interest during the years ended December 31, 2002, 2001 and 2000, respectively.

Operating Leases

The Company has commitments to lease office space in six locations through 2006.  Two of these leases are on a month-to-month basis and the remaining four are non-cancelable leases.  At December 31, 2002, the Company had modified its lease in Houston to month-to-month and reduced the rent expense to $6,000 per month, beginning in May 2003.  The Company is in a free rent period until that time.  The Company is in the process of expanding its back office operations in Provo, Utah and expanding this lease from its current 8,000 square feet to approximately 15,000 square feet by April of 2003.  This will increase the rent expense by approximately $7,000 per month for the remaining two years of the lease term.

The Company also continues to lease space for data center operations at a rate of $18,000 for a term running through April 2005.

Rent expense for property leases totaled $1.1 million, $371,000 and $299,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Lease expense for operating leases totaled $951,000, $62,000 and $11,000 for the years ended December 31, 2002, 2001 and 2000, respectively.  By the end of 2002, the Company had terminated almost all operating leases covering equipment.

Future minimum payments under non-cancelable leases are as follows (in thousands):

Years Ending December 31,

2003	$833
2004	831
2005	259
2006	155
2007	—
Thereafter	—
Total	$2,078

Employment Agreements

In August 2002, the Company amended the employment agreements of two executives.  Under the new agreements, these employees will each receive 1) salary totaling $250,000 per year as compared to $350,000 as originally agreed, 2) merger transition bonuses totaling $400,000 to be paid during 2002 and 2003 as compared to $1.2 million to be paid over three years as originally agreed, and 3) options to purchase 300,000 shares of the Company’s common stock at an exercise price of $.18 per share in lieu of the $175,000 cash payment as originally agreed.  These changes will reduce expenses approximately $1 million over the next two years.

Contingencies

From time to time, the Company is involved in certain legal actions arising from the ordinary course of business.  It is the opinion of management that such litigation will be resolved without a material adverse effect on the Company’s financial position or results of operations.

6.                Stockholders’ Equity

Classes of Capital Stock

The Company has two classes of capital stock: convertible preferred stock and common stock.  The Company is authorized to issue up to 60 million shares of common stock with a par value of $.01 per share and 1 million shares of convertible preferred stock with a par value of $.01 per share.

As part of the Merger, holders of Telescan 4% Convertible Preferred Stock received 120,000 shares of INVESTools 4% Convertible Preferred Stock.  In accordance with the agreement to which the stock was issued, on May 15, 2002 the 120,000 outstanding shares of the Series A Convertible Preferred Stock converted into 1,666,667 shares of common stock.  Accrued dividends of $75,000 were converted into 41,667 shares of common stock in accordance with the preferred stock agreement.  At December 31, 2002, there are no shares of preferred stock outstanding.

Common Stock Activity

2002

In 2002, the Company compensated officers with a total of approximately 694,000 shares in lieu of cash payment of bonuses.  During the third quarter, the Company also issued to the outside members of the Board of Directors a total of 20,000 shares of common stock as payment in lieu of cash bonuses.  The Company recorded expense of $187,000, the estimated fair value of the stock issued.

As part of the compensation to Messrs. Chong and Tan for their minority interest in Asia and Hong Kong, the Company issued each of them 35,000 shares of common stock in December 2002.  The Company recognized $16,000 of additional consideration for the acquisition of the minority interest in connection with the share issuance.

As part of finalizing the share rescission offer to former stockholders initiated in 2001, the Company received approximately 78,000 shares from employees during the first quarter of 2002.  The Company retired these shares upon receipt.  Refer to Note 13 above for more information.

2001

In 2001, the Company compensated its Board of Directors members with a total of 48,000 shares of restricted common stock for their service.  The Company recorded expense of $30,000, the estimated fair value of the stock issued.

2000

In November 2000, the Company compensated its Board of Directors members with a total of 71,660 shares of restricted common stock for their service.  The Company recorded expense of $137,000, the estimated fair value of the stock issued.

In March 2000, the Company issued 30,000 shares of restricted common stock to a consulting firm for services rendered.  The Company recorded expense of $273,000, the estimated fair value of the stock issued.

7.                Stock Option Plans

Employee Stock Option Plans

The Company’s purpose of granting stock options is to attract, retain, motivate and reward officers, directors and employees of the Company.

Description of Plans

INVESTools 2001 Stock Option Plan

This plan is the only plan the Company can grant options out of at this time.  The Company has reserved 6.0 million shares for grant under this plan, which was approved by stockholders in December 2001, for issuance to officers, directors and employees.  Incentive options are granted at fair market value of the Company’s common stock at the date of grant, as determined by the Board of Directors, and generally expire ten years from the date of grant.

Telescan Stock Option Plans

The Company reserved 427,456 shares of its common stock for issuance under three stock option plans for the employees and former directors of Telescan.  No new options are being granted under these plans.  Options granted under these plans were granted at fair market value at the date of grant and generally expire ten years from the date of grant.

INVESTools California Stock Option Plans

The Company reserved 13,139 shares of its common stock for issuance under three stock option plans for employees and consultants of INVESTools, Inc., a California corporation and wholly owned subsidiary of Telescan.  No new options are being granted under these plans.  Options granted under these plans were granted at fair market value at the date of grant and generally expire ten years from the date of grant.

ZiaSun Stock Option Plans

The Company reserved 1,296,600 shares of its common stock for issuance under one stock option plan for the officers, employees and former directors of ZiaSun.  No new options are being granted under this plan.  Options granted under this plan were granted at fair market value at the date of grant and generally expire ten years from the date of grant.  In 2000 one grant from this plan was granted at a discount and deferred compensation of approximately $50,000 was recorded at the date of grant.  Deferred compensation expense of $36,000 and $14,000 was recognized into the consolidated statements of operation in 2001 and 2000, respectively.

Employee Stock Option Plan Activity

The following is a summary of option activity under these plans:

	Total Shares Under Option	Weighted Average Exercise Price
Balance, December 31, 1999	75,000	$2.00
Granted	342,400	5.73
Exercised	(50,000)	2.00
Cancelled	(42,000)	6.38
Balance, December 31, 2000	325,400	5.36
Grants related to Telescan acquisition	596,020	10.78
Granted
ZiaSun grants	1,366,500	0.75
New INVESTools grants	2,050,000	0.49
Cancelled	(267,624)	3.43
Balance, December 31, 2001	4,070,296	2.28
Granted	600,000	0.18
Cancelled	(283,101)	8.85
Balance, December 31, 2001	4,387,195	$1.57

The following table summarizes information about options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 -$10.00	4,302,659	7.88	1.00	1,520,863	1.73
$10.01 - $20.00	23,777	5.85	14.61	23,777	14.61
$20.01 - $30.00	9,749	6.82	24.66	9,749	24.66
$30.01 - $40.00	50,456	7.05	38.99	50,456	38.99
$40.01 - $50.00	554	7.18	44.12	554	44.12
	4,387,195	7.86	$1.57	1,605,399	$3.25

Stock Options Granted to Third Parties

Telescan and ZiaSun granted options to certain outside vendors as payment for services rendered in years prior to 2001.  The options were valued based on the value of the services received, if more readily determinable, or at fair market value of the option at the date of the grant.  At the date of the Merger, these options converted into options to purchase 62,472 shares of common stock of the Company with a weighted average exercise price of $29.32 and a weighted average remaining contractual life of two years.  There has been no additional activity of this type during 2002 or 2001.

ZiaSun issued 308,000 options that vest over four years to contractors the company used in the educational area of the business.  The Company recorded $132,000 of deferred compensation expense that is being recognized into income over the four year vesting period.

8.                Employee Benefits

At December 31, 2002, the Company has two defined contribution 401(k) Profit Sharing Plans for its employees; the OIA 401(k) Plan and the Telescan 401(k) Plan.  The plans provide participants a mechanism for making contributions for retirement savings.  Each participant may contribute specified amounts of eligible compensation.

There is no Company match of participant contributions to the OIA 401(k) Plan at this time.  The Company matches participant contributions in the Telescan 401(k) Plan up to 1% of salary.

The Company intends to consolidate the plans during 2003.

9.                Related Parties

Generation Marketing, LLC

In the second half of 2000, D. Scott Elder and Ross W. Jardine, each an executive officer and director of the Company, and Scott Harris and David McCoy, each an executive officer of the Company, each contributed 20% of the capital towards the formation of a new marketing company, Generation Marketing, to ensure continuity in the Company’s marketing efforts.  In 2001, this ownership percentage fell to 16.7% for each of them.  Prior to 2002, Generation Marketing handled all of the Company’s marketing expenditures.  In May 2002, David McCoy sold his interest to a third party.  In December 2002, a shareholder not related to INVESTools approached Messrs. Elder, Jardine and Harris to buy out their interests in Generation Marketing.  The sale was finalized in February 2003.

The Company paid $4.9 million, $6.0 million and $400,000 in marketing expenses to Generation Marketing in each of the periods ended December 31, 2002, 2001 and 2000, respectively.

OIA Earn-Out

On July 26, 2001, ZiaSun entered into a Second Amendment to Acquisition Agreement, effective as of July 1, 2001, with D. Scott Elder and Ross Jardine, each an officer and a director of the Company, and David McCoy and Scott Harris, each an officer of the Company.  Due to the accrual of a potential liability for sales taxes payable by OIA to various states, ZiaSun and Messrs. Elder, Jardine, McCoy and Harris determined that an adjustment of the number of shares received by Messers. Elder, Jardine, McCoy and Harris pursuant to the provisions for the OIA earn-out, as provided for in the original acquisition agreement might be required.  Such sales tax liability is reflected on the Company’s financial statements for the year ended December 31, 2000 for sales by OIA that had occurred in 1998, 1999 and 2000.

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

Following the end of the earn-out period, OIA’s audited EBITDA earnings for the period were reported as $10.9 million, which would result in the Company owing 21,820,152 post-split adjusted shares of common stock at March 31, 2000 to each recipient.  The value of these shares at March 31, 2000, was $248.2 million, which amount would have been added to the goodwill of ZiaSun’s balance sheet.  ZiaSun and Messers. Elder, Jardine, McCoy and Harris jointly recognized that it would not be in the best interest of the company to have such a large goodwill burden going forward.  As a result, the parties entered into an Amendment to Agreement dated May 31, 2000, amending the earn-out provisions of the acquisition agreement.  Pursuant to the amendment, Messers. Elder, Jardine, McCoy and Harris would exchange 12,000,000 of the post-split adjusted shares they were to receive pursuant to the acquisition agreement for $6.0 million in cash and would receive 9,820,152 post-split adjusted shares of the company’s common stock, of which 5,000,000 shares had been previously of ZiaSun issued and were held in escrow pursuant to the terms of the acquisition agreement.  A total of 4,840,152 new restricted shares were issued on an aggregate basis to Messers. Elder, Jardine, McCoy and Harris.

Pursuant to the Second Amendment to Acquisition Agreement, the Company and Messers. Elder, Jardine, McCoy and Harris reached an agreement such that if, during a three-year period commencing on July 1, 2001 through June 30, 2004, any sales tax liability is paid for sales made during the earn-out period, the Company shall absorb and be solely responsible for the payment of any actual sales tax liability up to an amount of $554,000.  In the event that the actual sales tax paid by the ZiaSun  on sales made by OIA during such three-year period exceeds $554,000, then Messers. Elder, Jardine, McCoy and Harris shall reduce, return and deliver to ZiaSun one share of ZiaSun’s common stock for each $0.50 of actual sales tax paid in excess of $554,000.

10.             Segments

Following the Merger, the Company has two reportable business segments: Investor Education, which is primarily the operations of OIA, and Publishing and Business Services, which is primarily the operations of Telescan.  The reportable segments are managed separately by the management teams in place before the Merger.  Corporate and Eliminations consists primarily of the corporate operations of ZiaSun excluding OIA and intercompany eliminations, the most significant of which is an $11 million elimination of intercompany receivables in 2001.  Prior to the Merger, ZiaSun operated in a single segment.  The accounting policies of the segments are the same as those described in Note 1.  Financial results of the Company for the years ended December 31, 2002 and 2001 for each segment are as follows (in thousands):

As of and for the years ended December 31,	Investor Education	Publishing and Business Services	Corporate and Eliminations	Total
2002
Revenue	$48,784	$7,949	$(591)	$56,142
Depreciation and amortization	120	555	—	675
Cumulative effect of accounting change, net of tax	(28,417)	—	—	(28,417)
Net loss	(26,664)	(3,171)	(38)	(29,873)
Assets	24,738	6,963	(6,500)	25,201
Goodwill and intangibles	11,958	485	—	12,443
2001
Revenue	$51,991	$700	$—	$52,691
Depreciation and amortization	4,522	5	9	4,536
Net income (loss)	43	(210)	(7,736)	(7,903)
Assets	50,471	15,916	(11,213)	55,174
Goodwill and intangibles	31,327	9,618	—	40,945

Enterprise wide information regarding our geographical concentration is presented below.  Revenues are attributable to countries based on the location of the classroom workshop.  Foreign revenues consist solely of sales in the Investor Education Segment.

(in thousands)	2002	2001	2000
Net revenue
United States	$49,907	$44,771	$46,218
North America-non U.S.	3,384	3,914	5,826
Europe	497	271	527
Asia	1,749	720	1,569
Australia	530	2,192	339
Africa	75	823	188
Total	$56,142	$52,691	$54,667

11.             Discontinued Operations

On May 10, 2001, ZiaSun sold its subsidiary Momentum Asia, Inc. (“MAI”).  ZiaSun acquired MAI on October 5, 1998 in a stock-for-stock exchange.  Under the terms of the sale agreement, the Company received 200,000 shares of ZiaSun common stock that were owned by the purchaser.  In connection with the sale, ZiaSun paid MAI $50,000 to provide MAI with working capital and MAI transferred to ZiaSun 130,000 shares of ZiaSun common stock that was owned by MAI.  All the shares acquired as a result of this transaction, were subsequently canceled.  The Company recognized a $564,000 gain on the sale in 2001.

On June 29, 2001, ZiaSun sold Asia PrePress Technology, Inc. (“APT”), a wholly-owned subsidiary of ZiaSun acquired on May 22, 2000.  The Company received 100,000 restricted shares of ZiaSun common stock owned by the purchaser and have been canceled, and for $50,000 note payable in two installments to ZiaSun over a three year period.  Further, APT obtained the release of ZiaSun’s guaranty of APT’s line of credit with First Union National Bank.  The Company recognized a $385,000 loss on the sale in 2001.

On June 29, 2001, ZiaSun sold Asia Internet Services.com, Inc. (“AIS”), a wholly owned subsidiary of ZiaSun acquired on May 22, 2000.  The Company received 150,000 restricted shares of ZiaSun common stock owned by the purchaser and have been canceled, and for $100,000 note payable in two installments to ZiaSun over a three year period.  The Company recognized a $176,000 gain on the sale in 2001.

On October 1, 2001, ZiaSun sold its entire 25% equity interest (5,400,000 restricted shares) in Asia4Sale.com, Inc. in consideration for 200,000 shares of ZiaSun common stock and $30,000 in cash payable at closing.  Following the close of the transaction in early October 2001, the 200,000 shares of ZiaSun common stock were canceled.  The Company recognized a $106,000 loss on the sale in 2001.

12.             Investments

In July 2000, the Company entered into a venture fund agreement with the McKenna Group, a third party entity.  The name of the newly formed fund is McKenna-ZiaSun (“MKZ” or the “Fund”).  The purpose of the Fund is to invest in emerging, early-stage technology companies, either through the McKenna Venture Accelerator, now know as McKenna Capital, LLC (“MVA”), a limited liability company formed in July 2000, or through other means as determined by the Investment Board of MKZ.  Under the terms of the venture fund agreement, as amended, the Company shall receive 60% of the distributed profits of MKZ, and the McKenna Group will receive 40%.  The accounts of MKZ have been consolidated with those of the Company and its subsidiaries as ZiaSun controls the investment making decisions of the Fund.  The Company issued 100,000 shares of restricted common stock in 2000 to two advisors, one of whom is a related party who assisted in consummating the venture fund agreement.  The Company recorded expense of $433,000 related to the restricted stock grant, which is the estimated fair value of the stock on the date of grant.  The Company recorded operating expense related to MKZ of approximately $649,000 and $1,095,000, included in the Statement of Operations under the caption “Write down of assets and other charges,” in 2001 and 2000, respectively.

Under the original MKZ agreement, the Company agreed to fund MKZ with $15,000,000.  However, in April 2001, the Company and McKenna Enterprises, Inc. agreed to limit ZiaSun’s commitment to MKZ to $9,150,000, $7,500,000 of which had been contributed to MKZ during the year ended December 31, 2000.  As of December 31, 2000, the Company had an outstanding commitment to MKZ in the amount of $1,650,000.  During 2001, the Company contributed $250,000 to MKZ.  By agreement between the McKenna Group, McKenna Enterprises, Inc. and ZiaSun in December 2001, certain assets and liabilities of the Fund were specifically assumed by the parties with McKenna Enterprises, Inc. taking 100% ownership of certain equity investments and assuming responsibility for a $504,000 funding obligation to MVA and ZiaSun taking 100% ownership of the investment in MVA and assuming responsibility for a $1,400,000 funding obligation to MVA.  MKZ had no other assets and liabilities than those described herein.

The Company has determined that the best use of its liquid assets is to keep them available to finance its Investor Education segment.  In April 2002, the Company reached an agreement with the other parties that it will contribute its investment in MVA to MVA as in-kind satisfaction of its $1,400,000 funding obligation.

The Company has certain investments valued at zero, which it acquired in its merger with Telescan.  All such investments had been earlier written off by Telescan.

The Company accounted for its investment in MVA under the equity method of accounting.  The Company recorded approximately $1.2 million and $200,000 in 2001 and 2000, respectively, related to equity in losses of MVA.  In conjunction with the agreement to liquidate its investment in MVA, as disclosed above, the Company believes its investment in MVA is impaired.  The Company recorded a non-cash charge of approximately $4.6 million related to the impairment of its investment in MVA.  Both the equity in losses and the write down of the investment are included in the Statement of Operations under the caption “Write down of assets and other charges.”

13.             Shares Subject to Rescission

In September 2000, the Company acquired all of the issued and outstanding shares of Seminar Marketing Group, Inc. (“SMG”) for 370,000 shares of unregistered and restricted shares of the Company’s common stock.  The issuance of these shares was intended to be issued in a transaction exempt from the registration requirements under the Securities Act of 1933 (Securities Act) pursuant to Rule 506 of Regulation D. Upon subsequent review of the transaction by the Company’s attorneys, it was determined that the issuance of the shares did not meet the technical requirements of the Securities Act.  In January 2001, the Company made an offer of rescission to the former SMG Stockholders pursuant to which they would be compensated with a cash amount equal to the consideration paid for the shares originally granted plus the statutory rate of interest of 12%.  The SMG Stockholders had until February 6, 2002 to accept or reject the offer.  During 2001, the Company paid approximately $90,000 to SMG Stockholders to rescind their shares.  All but six SMG Stockholders accepted the offer to rescind the shares.  The liability at December 31, 2001 of $366,000 does not include the amount reclassified from the share rescission liability into additional paid in capital related to these six Stockholders as the deadline for these individuals had passed and the possibility of having any of these individuals later exerting their rights to the rescission offer is considered very remote.  Refer to Note 15 for additional discussion of first quarter 2002 activity related to the share rescission liability.

14.             Subsequent Events

Tax Refund Received

In February 2003, the Company received a tax refund from the Internal Revenue Service of $462,000 related to taxes paid in prior years.

Generation Marketing

In December 2002, a shareholder not related to INVESTools approached Messrs. Elder, Jardine and Harris to buy out their interests in Generation Marketing.  This sale was finalized in February 2003 and Generation Marketing is no longer considered a related party to INVESTools.

Shares Issued to Officers

In November 2002, the Board of Directors authorized payment of the third quarter bonuses to certain officers of the Company.  Each officer elected to receive part of his bonus either in Company common stock, in cash, or in a combination thereof.  By March 15, 2003, approximately $40,000 had been paid in cash for these bonuses, but the stock portion had not been distributed.

15.             Unaudited Selected Quarterly Results of Operations

	Quarters Ended
(in thousands, except per share data)	12/31/02	9/30/02	6/30/02	3/31/02

Revenue	$16,028	$12,228	$14,466	$13,420
Income from continuing operations before cumulative effect of accounting change	603	(367)	(838)	(854)
Cumulative effect of change in accounting principle	(243)	10	—	(28,184)
Net income (loss)	$300	$(357)	$(838)	$(29,038)
Basic earnings per share of stock
Income (loss) from continuing operations	$0.01	$(0.01)	$(0.02)	$(0.02)
Cumulative effect of change in accounting principle	(0.00)	—	—	(0.69)

Net income (loss)	$0.01	$(0.01)	$(0.02)	$(0.71)

Weighted average shares outstanding - basic	41,983	42,653	41,578	40,778

Diluted earnings per share of common stock
Income (loss) from continuing operations	$0.01	$(0.01)	$(0.02)	$(0.02)
Cumulative effect of change in accounting principle	$(0.00)	$—	$—	$(0.69)

Net income (loss)	$0.01	$(0.01)	$(0.02)	$(0.71)

Weighted average shares outstanding - diluted	42,943	42,653	41,578	40,778

	Quarters Ended
	12/31/01	9/30/01	6/30/01	3/31/01

Revenue	$12,814	$10,103	$15,541	$14,233
Income from continuing operations	(5,579)	(1,418)	70	(1,093)
Income from discontinued operations	311	(50)	(4)	(140)
Net income (loss)	$(5,268)	$(1,468)	$66	$(1,233)

Basic and diluted earnings per share
Continuing operations	$(0.16)	$(0.04)	$—	$(0.04)
Discontinuing operations	0.01	(0.01)	—	—

Earnings per share – basic and diluted	$(0.15)	$(0.05)	$—	$(0.04)

Weighted average shares outstanding – basic and diluted	34,245	31,825	32,317	32,315

Earnings per share are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings per share may not equal the total for the year.