Form 10-Q
period 2003-03-31
INVESTOOLS INC
filed 2003-05-15
CIK 1145124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED March 31, 2003

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

$.01 par value per share Common Stock: 43,206,466 as of May 8, 2003

INVESTOOLS INC. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended March 31, 2003

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

INVESTOOLS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,598	$5,160
Accounts receivable, net (allowance: $205; $150)	1,734	1,236
Tax receivable	—	2,379
Other current assets	466	378
Total current assets	9,798	9,153

Due from merchant account vendors	355	355
Goodwill and intangibles, net	12,418	12,443
Deferred tax assets	2,763	2,763
Furniture and equipment, net	400	591

Total assets	$25,734	$25,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$3,678	$3,069
Deferred revenue	5,560	4,820
Accrued payroll	912	1,095
Accrued tax liabilities	591	608
Other current liabilities	710	547

Total liabilities, current	11,451	10,139

Stockholders’ equity:
Common stock (43,206 shares issued and outstanding)	432	432
Additional paid-in capital	126,697	126,663
Deferred stock compensation	(81)	(91)
Accumulated deficit	(112,765)	(111,838)

Total stockholders’ equity	14,283	15,166

Total liabilities and stockholders’ equity	$25,734	$25,305

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Revenue	$13,880	$13,420
Costs and expenses:
Cost of revenue	7,395	6,162
Selling expense	3,688	2,841
Related party expense	501	1,042
General and administrative expenses	2,971	4,182
Depreciation and amortization expense	231	69
Total costs and expenses	14,786	14,296
Net loss from operations	(906)	(876)

Other income (expense):
Gain on sale of assets	—	1
Interest income and other, net	(21)	19
Minority interest income	—	2
Total other income (expense)	(21)	22

Net loss before cumulative effect of accounting change	(927)	(854)

Cumulative effect of accounting change	—	(28,184)

Net loss	(927)	(29,038)

Preferred stock dividend	—	(30)

Net loss available to common stockholders	$(927)	$(29,068)

Net loss per common share – basic and diluted:
Net loss before cumulative effect of accounting change	$(0.02)	$(0.02)
Cumulative effect of accounting change	—	(0.69)
Net loss per common share – basic and diluted	$(0.02)	$(0.71)
Weighted average shares outstanding	43,206	40,778

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(927)	$(29,038)
Reconciling adjustments:
Cumulative effect of accounting change	—	28,184
Depreciation and amortization	231	69
Changes in operating assets and liabilities
Increase in accounts receivable	(498)	(205)
Increase in other current assets	(82)	(340)
Increase (decrease) in accounts payable	609	(451)
Increase in deferred revenue	740	164
(Increase) decrease in accrued payroll	(149)	488
Increase (decrease) in other current liabilities	163	(375)
Decrease in tax receivable/payable	2,362	70
Other	8	(3)
Net cash provided by (used in) operating activities	2,457	(1,437)

Cash flows from investing activities:
Purchases of furniture, fixtures and equipment	(19)	(67)
Proceeds from sale of assets	—	7
Net cash used in investing activities	(19)	(60)

Cash flows from financing activities:
Payments on share rescission liability	—	(366)
Net cash used in financing activities	—	(366)

Increase (decrease) in cash and cash equivalents:	2,438	(1,863)
Cash and cash equivalents:
Beginning of period	5,160	5,930
End of period	$7,598	$4,067

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

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by accounting principles generally accepted in the United States.  However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods.  The results of operations for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Amounts in the March 31, 2002 consolidated financial statements have been reclassified to conform to the current period’s presentation.  These inconsequential reclassifications had no impact on operating results.

2.                        Recently Adopted Accounting Standards

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

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

3.                        Stock Based Compensation

The Company’s long term employee incentive plans provide for the awarding of stock options to employees and directors.  On January 1, 2003, the Company  voluntarily adopted the fair value expense recognition method available under SFAS No. 123 and the transition provisions of SFAS No. 148.   SFAS No. 148 permits recognition on a prospective basis whereby any new options granted after January 1, 2003 will be accounted for using the fair value method.  The fair value method requires a calculation of the fair value of the option at the date of the grant using the Black-Scholes option pricing model and the value of the option is amortized ratably into expense over the appropriate vesting period.  No options were granted from January 1, 2003 through March 31, 2003 and therefore, no additional stock based compensation expense was recognized during the period.

With respect to stock options that were granted prior to December 31, 2002, the Company accounted for the stock-based compensation under SFAS No. 123, Accounting for Stock Based Compensation, which permits using either the intrinsic value method or using the fair value method. The Company chose to use the intrinsic value method whereby compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of the Company’s stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized under the Company’s stock option plans for the granting of stock options to employees made prior to December 31, 2002.

In accordance with SFAS No. 148, the following table illustrates the effect on net loss and earnings per share if the fair value method of accounting for stock options had been applied to all outstanding and unvested stock awards in each reported period as follows (amounts in thousands except per share amounts):

	Three Months Ended March 31,
	2003	2002

Net loss as reported	$(927)	$(29,038)

Deduct: Total stock based employee compensationexpense determined under fair value basedmethod for all awards, net of related tax effects	(116)	(119)

Pro forma net loss	$(1,043)	$(29,157)

Basic and diluted loss per share – as reported	$(0.02)	$(0.71)
Basic and diluted loss per share – pro forma	(0.02)	$(0.72)

There have been no new options granted in 2003.  The weighted average fair value of options granted in 2002 of $0.16 was estimated using the Black-Scholes option pricing model with the following assumptions:

Risk Free Factors	4.88% to 5.14%
Volatility factors	135.50 to 139.50%
Expected lives	7 to 10 years
Assumed dividend yield	—

4.                        Related Parties

Generation Marketing, LLC

In December 2002, a third party not related to INVESTools approached Messrs. Elder, Jardine and Harris to buy out their interests in Generation Marketing.  The sale was finalized in February 2003 and Generation Marketing is no longer considered a related party.

The Company paid $500,000 and $1.0 million in marketing expenses to Generation Marketing in each of the periods ended March 31, 2003 and 2002, respectively.

5.                        Segments

The Company has two reportable business segments: Investor Education and Publishing and Business Services.  The reportable segments are managed by separate management teams.  Corporate and Eliminations consists primarily of the corporate operations and intercompany eliminations.  Financial results of the Company for the quarter ended March 31, 2003 and 2002, respectively, for each segment were as follows (in thousands):

As of and for three months ended March 31,	Investor Education	Publishing and Business Services	Corporate and Eliminations	Total

2003

Revenue	$12,854	$1,026	$—	$13,880
Depreciation and amortization	35	196	—	231
Net loss	(77)	(843)	(7)	(927)
Assets	26,888	7,007	(8,161)	25,734
Goodwill and intangibles	11,958	460	—	12,418

2002

Revenue	$10,931	$2,732	$(243)	$13,420
Depreciation and amortization	29	40	—	69
Cumulative effect of accounting change	(28,184)	—	—	(28,184)
Net loss	(28,273)	(509)	(256)	(29,038)
Assets	19,608	16,128	(10,331)	25,405
Goodwill and intangibles	11,958	481	—	12,439

6.         Subsequent Events

In May 2003, the Company reorganized its Investor Education operations and management team to respond to changing market and competitive factors.  As part of this reorganization, Michael Gillespie will now be responsible for inside sales and product development.  Mr. Gillespie joined the Company in 2002 and was responsible for the development of the successful Personal Training System line of products.  In addition, Bob Kittell will have responsibility for workshop sales and Andrew Scott and Mike Coval will have responsibility for workshop fullfillment.  The Company has consolidated the management and coordination of its key marketing and scheduling functions under Dan Olson, Vice President.  David McCoy and Scott Harris each resigned his position as a Vice President of the Company to pursue other interests.

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

Income Taxes

The provision for income taxes is calculated in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred income taxes using the asset and liability method. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We provide valuation allowances against the deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the adequacy of the valuation allowance, which totaled $4.3 million as of March 31, 2003, management assesses the Company’s profitability by taking into account the present and anticipated amounts of domestic and international earnings, as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences.

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

As part of the transition provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company completed the impairment testing of goodwill during the second quarter of 2002. The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, measure the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Using conservative, but realistic assumptions, the Company determined that the carrying value of the Investor Education segment was greater than the derived fair value, indicating an impairment in the recorded goodwill. To determine fair value, the Company relied on a discounted cash flow analysis.  Significant estimates used in the methodology included estimates of future earnings, future growth rates and a weighted average cost of capital.   For goodwill valuation purposes only, the revised fair value of this segment was allocated to the assets and liabilities of the business unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred currently. This allocation resulted in a write-down of recorded goodwill in the amount of $28.2 million, which has been reported as the cumulative effect of a change in accounting principle, as of January 1, 2002, in the accompanying consolidated statements of operations.

In connection with the preparation of the financial statements as of December 31, 2002, the Company compared the carrying value of the goodwill to the fair value of the reporting unit and determined that no additional impairment was warranted.

Recent Developments

In May 2003, the Company reorganized its Investor Education operations and management team to respond to changing market and competitive factors.  As part of this reorganization, Michael Gillespie will now be responsible for inside sales and product development.  Mr. Gillespie joined the Company in 2002 and was responsible for the development of the successful Personal Training System line of products.  In addition, Bob Kittell will have responsibility for workshop sales and Andrew Scott and Mike Coval will have responsibility for workshop fullfillment.  The Company has consolidated the management and coordination of its key marketing and scheduling functions under Dan Olson, Vice President.  David McCoy and Scott Harris each resigned his position as a Vice President of the Company to pursue other interests.

Results of Operations

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

Net income before cumulative effect of accounting change increased $73,000 for the quarter ended March 31, 2003 compared to the quarter ended March 31, 2002.

Investor Education

Revenue from the Investor Education segment increased $1.9 million, or 18%, to $12.8 million for the first quarter of 2003 from $10.9 million in the first quarter of 2002.   The increase was primarily due to $2.0 million of revenue from the Personal Training System, a new product introduced late in the third quarter of 2002.  Workshop revenue declined $800,000 for the first quarter of 2003 from $7.7 million for the first quarter of 2002.  Although the Company held 74 workshops during the first quarter of 2003, a 25% increase over the 59 workshops held during the first quarter of 2002, total attendance declined 4%.  Similarly, home study revenue decreased $400,000, or 20%, during the same period due to declining preview attendance. The Company believes that the uncertainty leading up to, and the actual commencement of war with, Iraq exacerbated the continued slowdown in the investor education sector and the overall economy, which has resulted in more cautious spending. In addition, severe weather conditions during the first quarter in the eastern portion of the United States severely impacted workshop attendence during January.  Offsetting these declines was an increase in revenues associated with Web site renewals of approximately $600,000.  Other increases included approximately $300,000 in on-site sales, a sales approach initiated during the second quarter of 2002 to serve smaller markets where workshops become cost prohibitive, and approximately $200,000 of revenue from the ‘INVESTools Money Talks Conference’ in Las Vegas in February 2003.

Cost of revenue increased $1.6 million, or 31%, to $6.8 million for the first quarter of 2003 from $5.2 million for the first quarter of 2002.  Cost of revenue as a percentage of revenue increased to 55% in the first quarter of 2003 compared to 50% in the first quarter of 2002 primarily due to a 23% drop in average attendance.  During the first quarter of 2003, workshops averaged 32.2 participants compared to 42.0 average participants during the first quarter of 2002.  The changing product mix also adversely impacted cost of revenue as more products are sold through co-branded and co-marketed channels in the current year resulting in a higher proportion of  commission payments.

Selling expense, which includes related party expense, increased a total of $300,000, or 10%, to $4.1 million for the first quarter of 2003, from $3.8 million for the first quarter of 2002.  Selling expense as a percentage of revenue decreased to 33% for the first quarter of 2003 from 35% for the first quarter of 2002.  The decrease as a percentage of revenue is due to management’s efforts to reduce marketing costs as a percentage of revenue.  The decline in related party costs of $500,000 is primarily due to the decision in the third quarter of 2002 to bring on an unaffiliated second marketing company, the 360 Group.  Additionally, in February 2003, three of the Company’s officers that had until that time been owners in Generation Marketing sold their ownership interests to an unrelated third party.  Therefore, related party expense includes only those expenses incurred through February 2003.

General and administrative expense decreased approximately $300,000, or 21%, to $1.4 million for the first quarter of 2003 from $1.7 million for the first quarter of 2002.  This decrease is the result of cost containment measures that management implemented over the past year which have resulted in lower costs for salary and related costs of approximately $300,000.

As part of implementing SFAS No. 142 as of January 1, 2002, the Company recognized an impairment of $28.2 million on goodwill that was recognized as a cumulative effect of accounting change in the financial statements.  The Company reviewed the carrying value of goodwill at December 31, 2002 by comparing the carrying value to the fair value and determined that no additional impairment was warranted.

Publishing and Business Services

Revenue from Publishing and Business Services declined $1.7 million, or 62%, to $1.0 million for the first quarter of 2003 from $2.7 million for the first quarter of 2002 as the non-core publishing and business services business continues to diminish.  The Company is not currently engaged in active marketing and customer retention efforts for the publishing and business services segment as this does not represent the Company’s core business segment.

Cost of revenue decreased approximately $300,000, or 40%, to $600,000 for the first quarter of 2003 from $900,000 for the first quarter of 2002 as the business declines and more of the Company’s resources are directed at supporting the Investor Education segment.

General and administrative expenses decreased approximately $600,000, or 29%, to $1.6 million for the first quarter of 2003 from $2.2 million for the first quarter of 2002 primarily due to a reduction in salaries and related costs of approximately $300,000, reduction in equipment rent of approximately $200,000 due to the termination of significant equipment leases in December 2002, and an approximate $100,000 reduction in consulting costs.  Depreciation expense was approximately $200,000 higher in the first quarter of 2003 primarily as a result of the cost of relocating the Houston office in the second quarter of 2002 to realize rent savings of approximately $100,000 per month.

Related Party Transactions

Generation Marketing, LLC

In December 2002, a third party not related to INVESTools approached Messrs. Elder, Jardine and Harris to buy out their interests in Generation Marketing.  The sale was finalized in February 2003 and Generation Marketing is no longer considered a related party.

The Company paid $500,000 and $1.0 million in marketing expenses to Generation Marketing in each of the periods ended March 31, 2003 and 2002, respectively.

Liquidity and Capital Resources

Working capital decreased to a deficit of $1.7 million at March 31, 2003 from a deficit of $1.0 million at December 31, 2002 primarily due to an increase in deferred revenue of $740,000.  Deferred revenue represents cash collected from customers before the revenue is earned.  This cash is not refundable to the customers at any time and therefore represents a non-cash obligation of the Company.  Excluding deferred revenue of $5.6 million at March 31, 2003 and $4.8 million at December 31, 2002, working capital increased to $3.9 million from $3.8 million, respectively.

During the first quarter of 2003, the Company generated approximately $2.5 million in cash from operations primarily from the receipt of refunds for taxes paid in prior years.  Excluding these tax refunds, the Company generated approximately $100,000 in cash flow from operations.  The Company used approximately $19,000 in cash for equipment purchases and had no significant financing activities.

The Company uses merchant account vendors to process credit card transactions.  Under the terms of these agreements, the merchant account vendor has the right to withhold credit card funds to cover charge backs in the event the Company is unable to honor its commitments.  Such funds can be held for up to a year after the Company has terminated its relationship with the merchant account vendor.  At March 31, 2003, the Company had approximately $585,000 due from two merchant account vendors.  Of this amount, approximately $230,000 is included with current accounts receivable, which was collected in full subsequent to March 31, 2003.  The remaining $355,000 is classified as a long-term receivable as the Company is continuing its relationship with this vendor at this time.

The Company believes that current cash resources and future cash flow from its continuing operations will be sufficient to meet its current obligations.  The Company is continuing to pursue cost containment measures and reviewing expenses.  In addition, the Company expects to develop and launch additional workshops, home study and other products over the course of 2003.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

The Company has no exposure to market risk, which is the potential loss arising from adverse changes in market prices and rates, because the Company does not invest in instruments tied to market prices or rates.  The Company’s exposure to interest rate changes is not considered to be material to the Company.  The Company does not enter, or intend to enter, into derivative financial instruments for trading or speculative purposes.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 12a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of  a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”).  Based on this evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective in alerting them on a timerly basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

Changes in Internal Controls Since the Evaluation Date.

There have not been any significant changes in the Company’s internal controls or other factors that could significantly affect such controls since the Evaluation Date.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time the Company is involved in certain legal actions arising from the ordinary course of business.  It is the opinion of management that such litigation will be resolved without a material adverse effect on the Company’s financial position or results of operations.

Avner Hacochen v. Telescan, Inc., No. 00CIV.5937 — In August 2000, a lawsuit was filed against Telescan in the United States District Court for the Southern District of New York by a former employee, Avner Hacochen, alleging that Telescan failed to grant him certain stock options to which he was entitled.  The plaintiff sought monetary compensation for damages alleged to exceed $1.0 million, plus interest and attorney fees.  On May 12, 2003, the Company was notified that the plaintiff had agreed to the Company’s settlement offer.  Under the terms of the settlement offer, the Company will make a lump sum payment to the plaintiff of $40,000 in full and final settlement of the plaintiff’s claims.

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

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits and Reports on Form 8-K.

(a)           Exhibits:

99.1      Certification of Chief Executive Officer

99.2      Certification of Chief Financial Officer

(b)           Reports on Form 8-K:

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTools Inc.

/s/ PAUL A. HELBLING

Paul A. Helbling
Chief Financial Officer
A duly authorized officer of the Registrant

Date: May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/PAUL A. HELBLING
Chief Financial Officer