Form 10-Q
period 2003-06-30
INVESTOOLS INC
filed 2003-08-15
CIK 1145124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED June 30, 2003

Commission File Number:   0-31226

INVESTOOLS INC.

(Exact name of Registrant as specified in its charter)

Delaware	76-0685039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5959 Corporate Drive, Suite LL250	77036
Houston, Texas	(Zip Code)
(Address of principal executive offices)

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

$.01 par value per share Common Stock: 43,822,478 as of August 11, 2003

INVESTOOLS INC. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended June 30, 2003

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

INVESTOOLS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30,	December 31,
	2003	2002
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$5,356	$5,160
Marketable securities	2,950	—
Accounts receivable, net (allowance: $213, $150)	2,431	1,236
Tax receivable	1,299	2,379
Other current assets	427	378
Total current assets	12,463	9,153

Due from merchant account vendors	356	355
Goodwill and intangibles, net	12,398	12,443
Deferred tax assets	—	2,763
Furniture and equipment, net	411	591

Total assets	$25,628	$25,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	$6,715	$4,820
Accounts payable	3,561	3,069
Accrued payroll	1,113	1,095
Accrued tax liabilities	476	608
Other current liabilities	1,132	547
Total liabilities, current	12,997	10,139

Stockholders’ equity:
Common stock (43,822 and 43,206 shares issued and outstanding, respectively)	438	432
Additional paid-in capital	126,765	126,663
Accumulated other comprehensive income	11	—
Deferred compensation	(74)	(91)
Accumulated deficit	(114,509)	(111,838)

Total stockholders’ equity	12,631	15,166

Total liabilities and stockholders’ equity	$25,628	$25,305

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Revenue	$18,127	$14,466	$32,007	$27,886

Costs and expenses
Cost of revenue	10,671	6,681	18,066	12,843
Selling expense	4,256	3,084	7,944	5,925
Related party expense	—	1,688	501	2,730
General and administrative expenses	3,351	3,608	6,322	7,790
Depreciation and amortization expense	139	167	370	236

Total costs and expenses	18,417	15,228	33,203	29,524

Loss from operations	(290)	(762)	(1,196)	(1,638)

Other income (expense)
Interest income (expense) and other, net	10	(47)	(11)	(27)
Minority interest expense	—	(29)	—	(27)

Total other income (expense)	10	(76)	(11)	(54)

Loss before income tax expense and cumulative effect of change in accounting principle	(280)	(838)	(1,207)	(1,692)
Income tax expense	(1,464)	—	(1,464)	—

Loss before cumulative effect of change in accounting principle	(1,744)	(838)	(2,671)	(1,692)
Cumulative effect of change in accounting principle	—	—	—	(28,184)

Net loss	(1,744)	(838)	(2,671)	(29,876)
Preferred stock dividend	—	(15)	—	(45)

Net loss available to common stockholders	$(1,744)	$(853)	$(2,671)	$(29,921)

Net loss per common share — basic and diluted
Loss before cumulative effect of change in accounting principle	$(0.04)	$(0.02)	$(0.06)	$(0.04)
Cumulative effect of change in accounting principle	—	—	—	(0.69)
Net loss per common share — basic and diluted	$(0.04)	$(0.02)	$(0.06)	$(0.73)
Weighted average common shares outstanding — basic and diluted	43,423	41,578	43,315	41,180

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,671)	$(29,876)
Reconciling adjustments:
Cumulative effect of change in accounting principle	—	28,184
Depreciation and amortization	370	236
Deferred tax expense	2,763	—
Changes in operating assets and liabilities
Increase in accounts receivable	(1,195)	(7)
Increase in other current assets	(43)	(159)
Increase (decrease) in accounts payable	492	(819)
Increase in deferred revenue	1,895	802
Increase in accrued payroll	123	912
Increase (decrease) in other current liabilities	599	(645)
Decrease in taxes receivable/payable	948	21
Other	8	31
Net cash provided by (used in) operating activities	3,289	(1,320)

Cash flows from investing activities:
Purchases of marketable securities	(2,930)	—
Purchases of furniture, equipment and software	(163)	(748)
Proceeds from sale of assets	—	7
Net cash used in investing activities	(3,093)	(741)

Cash flows from financing activities:
Payments on share rescission liability	—	(366)
Net cash used in financing activities	—	(366)

Increase (decrease) in cash and cash equivalents	196	(2,427)

Cash and cash equivalents:
Beginning of period	5,160	5,930
End of period	$5,356	$3,503

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by accounting principles generally accepted in the United States.  However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods.  The results of operations for the six month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Amounts in the June 30, 2002 consolidated financial statements have been reclassified to conform to the current period’s presentation.

2.                                      Recently Adopted Accounting Standards

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 “Multiple-Deliverable Revenue Arrangements.”  EITF No. 00-21 addresses how to account for revenue arrangements with multiple deliverables and provides guidance relating to when such arrangements should be divided into components for revenue recognition purposes.  The consensus will be effective for agreements entered into beginning July 1, 2003.  The Company is currently evaluating its impact on its results of operations, financial position and cash flows.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has included the additional disclosures required herein.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities.  The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company did not enter into or modify any financial instruments after May 31, 2003 and does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

3.                                      Stock Based Compensation

The Company’s long term employee incentive plans provide for the awarding of stock options to employees and directors.  On January 1, 2003, the Company voluntarily adopted the fair value expense recognition method available under SFAS No. 123 and the transition provisions of SFAS No. 148.   SFAS No. 148 permits recognition on a prospective basis whereby any new options granted after January 1, 2003 will be accounted for using the fair value method.  The fair value method requires a calculation of the fair value of the option at the date of the grant using the Black-Scholes option pricing model and the value of the option is amortized ratably into expense over the appropriate vesting period.  In May 2003, the Company granted a total of 15,000 options to two employees and recognized $3,000 in additional deferred compensation.  The options vest ratably over four years.

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

In accordance with SFAS No. 148, the following table illustrates the effect on net loss and earnings per share if the fair value method of accounting for stock options had been applied to all outstanding and unvested stock awards in each reported period as follows (amounts in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net loss as reported	$(1,744)	$(838)	$(2,671)	$(29,876)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(116)	(119)	(232)	(238)
Pro forma net loss	$(1,860)	$(957)	$(2,903)	$(30,114)
Basic and diluted loss per share — as reported	$(0.04)	$(0.02)	$(0.06)	$(0.73)
Basic and diluted loss per share — pro forma	$(0.04)	$(0.02)	$(0.07)	$(0.73)

The weighted average fair value of options granted in 2002 of $0.16 per share was estimated using the Black-Scholes option pricing model with the following assumptions:

Risk Free Factors	4.88% to 5.14%
Volatility factors	135.50% to 139.50%
Expected lives	7 to 10 years
Assumed dividend yield	—

4.                                      Income Taxes

As of June 30, 2003 the Company recorded a tax expense of $1.5 million.  This resulted from an increase in the valuation allowance against the Company’s remaining net deferred tax asset.  While management remains optimistic that the Company will generate taxable income in the future, the Company’s losses over recent periods have led management to increase the valuation allowance at this time.

5.                                      Comprehensive Loss

Supplemental information on comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss before cumulative effect of change in accounting principle	$(1,744)	$(838)	$(2,671)	$(1,692)
Unrealized gain on marketable securities	11	—	—	—
Net comprehensive loss	$(1,733)	$(838)	$(2,671)	$(1,692)

6.                                      Related Parties

Messrs. Elder, Jardine and Harris collectively owned 50% of Generation Marketing, LLC (“Generation Marketing”), which provides marketing services to the Company.  A third party bought out their interests in Generation Marketing in February 2003, and Generation Marketing is no longer considered a related party.

The Company paid $500,000 and $2.7 million in marketing expenses to Generation Marketing for the period January 1, 2003 to February 28, 2003 and for the six month period ended June 30, 2002, respectively.

7.                                      Segments

The Company consists of a single segment delivering investor education which provides lifelong learning and support to self-directed investors.  During the second quarter of 2003, the Company reorganized the management team in further support of its core Investor Education business.  The former Publishing and Business Services segment has experienced a steady decline in revenue over the last two years and has been considered non-core business since the Company’s merger in 2001.  In management’s opinion, the Publishing and Business Services segment has become an insignificant part of the Company’s operation.

8.                                      Subsequent Events

In July 2003, the Board of Directors authorized the award of 1,000,000 options of the Company’s common stock to the employees of the Company, including management, during the third quarter of 2003.  The Company will record approximately $200,000 of additional deferred compensation in the third quarter that will be recognized as expense over the four year vesting period of the option.

On July 9, 2003, the company was served with a lawsuit that was filed on June 4, 2003 by Integris/Millennium Joint Venture, LLC in the Superior Court of California, County of San Mateo.   The lawsuit names INVESTools, Inc., a California corporation and indirect subsidiary of the Company (“INVESTools California”), Telescan, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, and the Company as defendants.  The plaintiff alleges that in April 2003, INVESTools California breached the lease agreement by abandoning the leasehold premises and failing to pay monthly rent to the plaintiff.  The lawsuit also alleges fraudulent transfer and waste against all the defendants.  The plaintiff is seeking approximately $625,000 in damages for rent owed for the remainder of the lease term and for miscellaneous cleanup, repair and storage costs.  The plaintiff is also seeking the seizure of the alleged fraudulently transferred assets and punitive damages.   The Company believes that it has good defenses to each of the plaintiff’s claims and intends to vigorously defend against each of these claims.

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

As a result of the Merger, ZiaSun and Telescan each became wholly owned subsidiaries of the Company.  After the Merger, former ZiaSun stockholders owned approximately 75% of the Company’s common stock and former Telescan stockholders owned approximately 25%.  The Merger was accounted for under the purchase method of accounting.

ZiaSun owns 100% of Online Investors Advantage, Inc. (“OIA”).  OIA’s wholly owned subsidiaries include:  Investor Education California, LLC, INVESTools Asia Pacific Pte., Limited (“INVESTools Asia”), INVESTools Hong Kong Ltd. (“INVESTools Hong Kong”), Seminar Marketing Group, Inc. (“SMG”) and Memory Improvement Systems, Inc. (“MIS”).  INVESTools Hong Kong is a start up company with minimal operations and SMG and MIS are dormant companies with no operations.  In May 2003, the Company decided that it was no longer strategic to maintain separate legal entities in Asia and Hong Kong and shut down those entities and relocated the operations to OIA’s headquarters in Provo, Utah, where most of the work was already being done.

Telescan owns 100% INVESTools California, a dormant company with no operations.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities Exchange Commission has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company has identified the critical accounting policies and judgments addressed below. Although the Company believes that its estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Income Taxes

The provision for income taxes is calculated in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred income taxes using the asset and liability method. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company provides valuation allowances against the deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the adequacy of the valuation allowance, which totaled $4.4 million as of June 30, 2003, management assesses the Company’s profitability by taking into account the present and anticipated amounts of domestic and international earnings, as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences.

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

In connection with the acquisition of Telescan, the Company reviewed the intangible assets acquired and valued them using an allowable valuation methodology.  The Company determined that its software platforms containing ProSearch™ and its Orbit marketing/publishing engine should be capitalized at a value of $250,000 each and assigned useful lives of 10 and 5 years, respectively.  The useful lives were determined based on the proprietary nature of the software, absence of equivalent competitive products and the unlikelihood of any being developed, and the useful lives already realized.

As part of the transition provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company completed the impairment testing of goodwill during the second quarter of 2002. The impairment testing was performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, measure the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Using conservative, but realistic assumptions, the Company determined that the carrying value of the Investor Education reporting unit was greater than the derived fair value, indicating an impairment in the recorded goodwill. To determine fair value, the Company relied on a discounted cash flow analysis.  Significant estimates used in the methodology included estimates of future earnings, future growth rates and a weighted average cost of capital.   For goodwill valuation purposes only, the revised fair value of this segment was allocated to the assets and liabilities of the business unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred currently. This allocation resulted in a write-down of recorded goodwill in the amount of $28.2 million, which has been reported as the cumulative effect of a change in accounting principle, as of January 1, 2002, in the accompanying consolidated statements of operations.

In connection with the annual impairment assessment during the fourth quarter of 2002, the Company compared the carrying value of the goodwill to the fair value of the reporting unit and determined that no additional impairment was warranted.  The Company does not believe any events have occurred, as of June 30, 2003 that would warrant a reassessment of the fair value of its reporting units.

Recent Developments

In July 2003, the Board of Directors authorized the award of 1,000,000 options to the employees of the Company’s common stock, including management, during the third quarter of 2003.  The Company will record approximately $200,000 of additional deferred compensation in the third quarter that will be recognized as expense over the four year vesting period of the options.

On July 9, 2003, the Company was served with a lawsuit that was filed on June 4, 2003 by Integris/Millennium Joint Venture, LLC  in the Superior Court of California, County of San Mateo.  The lawsuit names INVESTools, Inc., a California corporation and indirect subsidiary of the Company (“INVESTools California”), Telescan, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, and the Company as defendants.  The plaintiff alleges that in April 2003, INVESTools California breached the lease agreement by abandoning the leasehold premises and failing to pay monthly rent to the plaintiff.  The lawsuit also alleges fraudulent transfer and waste against all the defendants.  The plaintiff is seeking approximately $625,000 in damages for rent owed for the remainder of the lease term and for miscellaneous cleanup, repair and storage costs.  The plaintiff is also seeking the seizure of the alleged fraudulently transferred assets and punitive damages.   The Company believes that it has good defenses to each of the plaintiff’s claims and intends to vigorously defend against each of these claims.

Results of Operations

The Company consists of a single segment delivering investor education which provides lifelong learning and support to self-directed investors.  During the second quarter of 2003, the Company reorganized the management team in further support of its core Investor Education business.  The former Publishing and Business Services segment has experienced a steady decline in revenue over the last two years and has been considered non-core business since the Company’s merger in 2001.  In management’s opinion, the Publishing and Business Services segment has become an insignificant part of the Company’s operation.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net loss before cumulative effect of accounting change increased approximately $900,000 for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

Revenue increased $3.6 million, or 25%, to $18.1 million for the second quarter of 2003 from $14.5 million in the second quarter of 2002.   The increase was primarily due to $2.8 million of revenue from the Personal Training System, a new product introduced late in the third quarter of 2002.  Workshop revenue increased $1.1 million, or 13%, to $9.7 million for the second quarter of 2003 as compared to the second quarter of 2002 primarily due to a 23% increase in overall attendance and an 8% increase in the number of workshops in the current quarter compared to the same quarter in the prior year.  Web site subscription renewals increased approximately $700,000 as our customer base continued to grow and on-site sales, a sales approach initiated during the second quarter of 2002 to serve smaller markets where workshops become cost prohibitive, increased approximately $200,000 as this continues to be a profitable approach to serving smaller markets.  Offsetting these increases was a decrease in other online services of approximately $1.1 million, or 57%, as the revenue from the Company’s traditional website business continued to decline because the Company does not view it as a core business.

Cost of revenue increased $4.0 million, or 60%, to $10.7 million for the second quarter of 2003 from $6.7 million for the second quarter of 2002.  Cost of revenue as a percentage of revenue increased to 59% in the second quarter of 2003 compared to 46% in the second quarter of 2002 primarily due to the changing product mix as more products are being sold through co-branded and co-marketed channels, which require higher commission payments.  This percentage is likely to continue to fluctuate as the Company adjusts the product mix while rolling out new products.

Selling expense, which includes related party expense in the prior year, decreased a total of $500,000, or 11%, to $4.3 million for the second quarter of 2003, from $4.8 million for the second quarter of 2002.  Selling expense as a percentage of revenue decreased to 23% for the second quarter of 2003 from 33% for the second quarter of 2002.  The decrease in selling costs was primarily due to an approximate $700,000 decrease in costs associated with marketing international events in the second quarter of 2002, which was not repeated in 2003 as the Company focused its resources and marketing efforts solely on the domestic market.  Offsetting this decrease was an increase in marketing costs and selling payroll of approximately $600,000 and $300,000, respectively, due to the increased number of events during the second quarter. Printing costs decreased approximately $700,000 due to unusually high costs incurred in the second quarter of 2002 related to launching the CNBC brand that were not repeated in 2003.  Related party selling costs were from Generation Marketing, a company that three officers were invested in until February 2003.  Therefore, related party expense included only those expenses incurred through February 2003.

General and administrative expense decreased approximately $200,000, or 7%, to $3.4 million for the second quarter of 2003 from $3.6 million for the second quarter of 2002.  This decrease was primarily due to a reduction in equipment rent of approximately $200,000 from leases that ended December 31, 2002, reduction in compensation expense of approximately $200,000 from headcount reductions, and a reduction in property rent of approximately $200,000 as the Company renegotiated lease agreements in Houston and New York.  These decreases were offset by increases in costs resulting from costs associated with reorganizing the structure of the Company, including approximately $200,000 related to relocating the Asian operations to the United States and approximately $200,000 for severance costs related to the resignation of several management employees.

As of June 30, 2003, the Company recorded a tax expense of $1.5 million.  This resulted from an increase in the valuation allowance against the Company’s remaining net deferred tax asset.  While management remains optimistic that the Company will generate taxable income in the future, the Company’s losses over recent periods have led management to increase the valuation allowance at this time.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Net loss before cumulative effect of accounting change increased approximately $1 million for the six-month period ended June 30, 2003 compared to the six-month period ended June 30, 2002.

Revenue increased approximately $4.1 million, or 15%, to $32.0 million for the six-month period ended June 30, 2003 from $27.9 million for the six-month period ended June 30, 2002.   The increase was primarily due to $4.8 million of revenue from the Personal Training System, a new product introduced late in the third quarter of 2002.  Web site renewal subscriptions increased 54%, or approximately $1.4 million, to $3.9 million for the six-month period in 2003 from $2.5 million for the same period in 2002 as the Company’s customer base continued to grow.  Other front end products, such as workshops and other preview sales, increased approximately $800,000 compared to the prior year period while other back end products, such as Home Study sales, declined approximately $200,000 compared to the prior year.  Revenue from other online services decreased $2.6 million, or 58%, as the revenue from the Company’s traditional website business continued to decline because the Company does not view it as a core business.

Cost of revenue increased $5.3 million, or 41%, to $18.1 million for the six-month period ended June 30, 2003 from $12.8 million for the six-month period ended June 30, 2002.  Cost of revenue as a percentage of revenue increased to 56% for the period compared to 46% for the same period in 2002 primarily due to the changing product mix as more products are being sold through co-branded and co-marketed channels, which require higher commission payments.  This percentage is likely to continue to fluctuate as the Company adjusts the product mix while rolling out new products.

Selling expense, which includes related party expense, decreased approximately $200,000 to $8.5 million for the six-month period ended June 30, 2003 from $8.7 million for the six-month period ended June 30, 2002. Selling expense as a percentage of revenue decreased to 26% for the second quarter of 2003 from 31% for the second quarter of 2002.  The 2002 amount included approximately $1.4 million of costs associated with selling international events during 2002 that the Company ceased during 2003 due to the international climate.  After excluding these international selling costs, selling costs for domestic events increased approximately $1.3 million which was primarily marketing costs associated with the increased number of events during the first six months of 2003, particularly in the second quarter, as compared to the same period in 2002.   The decline in related party costs of $2.2 million was primarily due to the decision in the third quarter of 2002 to retain an unaffiliated second marketing company, 360 Group.  Additionally, in February 2003, three of the Company’s officers that had until that time been owners in Generation Marketing sold their ownership interests to an unrelated third party.  Therefore, related party expense included only those expenses incurred through February 2003.

General and administrative expense decreased approximately $1.5 million, or 19%, to $6.3 million for the six-month period ended June 30, 2003 from $7.8 million for the six-month period ended June 30, 2002.  The decrease was primarily due to a reduction in equipment rent of approximately $400,000 due to the termination of significant equipment leases in December 2002, a reduction in salaries and related costs of approximately $400,000, and an approximate $200,000 reduction in property rent due to renegotiation of property leases.  Offsetting these decreases in costs were increases primarily due to the costs associated with restructuring the Company’s operations, including approximately $200,000 related to relocating in the Asian operations to the United States and approximately $200,000 related to severance costs for several management personnel who resigned during the period.

As of June 30, 2003 the Company has recorded a tax expense of $1.5 million.  This results from an increase in the valuation allowance against the Company’s remaining net deferred tax asset.  While management remains optimistic that the Company will generate taxable income in the future, the Company’s losses over recent periods have led management to increase the valuation allowance at this time.

As part of implementing SFAS No. 142 as of January 1, 2002, the Company recognized an impairment of $28.2 million on goodwill that was recognized as a cumulative effect of change in accounting principle in the financial statements.  The Company reviewed the carrying value of goodwill at December 31, 2002 by comparing the carrying value to the fair value and determined that no additional impairment was warranted.

Related Party Transactions

Mssrs. Elder, Jardine and Harris collectively owned 50% of Generation Marketing, which provides marketing services to the Company.  A third party bought their interests in Generation Marketing in February 2003, and Generation Marketing is no longer considered a related party.

The Company paid $500,000 and $2.7 million in marketing expenses to Generation Marketing for the period January 1, 2003 to February 28, 2003 and for the six month period ended June 30, 2002, respectively.

Liquidity and Capital Resources

Working capital improved to a deficit of $500,000 at June 30, 2003 from a deficit of $1.0 million at December 31, 2002 primarily due to an increase in deferred revenue of $1.9 million, which was offset by an increase in receivables of $1.2 million.  Deferred revenue represents cash collected from customers before the revenue is earned.  This cash is not refundable to the customers at any time and therefore represents a non-cash obligation of the Company.  Excluding deferred revenue of $6.7 million at June 30, 2003 and $4.8 million at December 31, 2002, working capital increased to $6.2 million from $3.8 million, respectively.

During the second quarter of 2003, the Company generated approximately $3.3 million in cash from operations primarily from the receipt of refunds for taxes paid in prior years of $2.4 million.  Excluding these tax refunds, the Company generated approximately $900,000 in cash flow from operations.  This increase in cash flows from operations was primarily from the $1.9 million increase in deferred revenue that was offset by a $1.2 million increase in receivables.  The Company invested $3.0 million in marketable securities, used approximately $200,000 in cash for equipment purchases and had no significant financing activities.

The Company uses merchant account vendors to process credit card transactions.  Under the terms of these agreements, the merchant account vendor has the right to withhold credit card funds to cover charge backs in the event the Company is unable to honor its commitments.  Such funds can be held for up to a year after the Company has terminated its relationship with the merchant account vendor.  At June 30, 2003, the Company had $356,000 due from one merchant account vendor, which is classified as a long-term receivable as the Company is continuing its relationship with this vendor at this time.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report.  Based on this evaluation, such officers have concluded that these disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time the Company is involved in certain legal actions arising from the ordinary course of business.  It is the opinion of management that such litigation will be resolved without a material adverse effect on the Company’s financial position or results of operations.

On July 9, 2003, the Company was served with a lawsuit that was filed on June 4, 2003 by Integris/Millennium Joint Venture, LLC in the Superior Court of California, County of San Mateo.  The lawsuit names INVESTools, Inc., a California corporation and indirect subsidiary of the Company (“INVESTools California”), Telescan, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, and the Company as defendants.  The plaintiff alleges that in April 2003, INVESTools California breached the lease agreement by abandoning the leasehold premises and failing to pay monthly rent to the plaintiff.  The lawsuit also alleges fraudulent transfer and waste against all the defendants.  The plaintiff is seeking approximately $625,000 in damages for rent owed for the remainder of the lease term and for miscellaneous cleanup, repair and storage costs.  The plaintiff is also seeking the seizure of the alleged fraudulently transferred assets and punitive damages.   The Company believes that it has good defenses to each of the plaintiff’s claims and intends to vigorously defend against each of these claims.

The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company’s financial position or results of operation.

Item 2.  Changes in Securities.

None

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K:

On May 16, 2003 the Company reported on Form 8-K that it had issued a press release discussing its results of operations for the three months ended March 31, 2003.  The press release was furnished as Exhibit 99.1 to the Form 8-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTools Inc.

/s/ PAUL A. HELBLING
Paul A. Helbling
Chief Financial Officer
A duly authorized officer of the Registrant
Date: August 14, 2003