Form 10-Q
period 2003-09-30
INVESTOOLS INC
filed 2003-11-14
CIK 1145124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED September 30, 2003

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

$.01 par value per share Common Stock: 44,102,322 as of November 11, 2003

INVESTOOLS INC. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended September 30, 2003

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

INVESTOOLS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,106	$5,160
Marketable securities	2,957	—
Accounts receivable, net (allowance: $220, $150)	2,233	1,236
Tax receivable	699	2,379
Other current assets	993	378
Total current assets	14,988	9,153

Due from merchant account vendors	356	355
Goodwill and intangibles, net	12,377	12,443
Deferred tax assets	—	2,763
Furniture and equipment, net	513	591

Total assets	$28,234	$25,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	$7,254	$4,820
Accounts payable	5,173	3,069
Accrued payroll	1,179	1,095
Accrued tax liabilities	374	608
Other current liabilities	953	547
Total liabilities, current	14,933	10,139

Stockholders’ equity:
Common stock (44,345 and 43,206 shares issued and outstanding, respectively)	443	432
Additional paid-in capital	127,114	126,663
Accumulated other comprehensive income	7	—
Deferred compensation	(238)	(91)
Accumulated deficit	(114,025)	(111,838)

Total stockholders’ equity	13,301	15,166

Total liabilities and stockholders’ equity	$28,234	$25,305

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenue	$17,437	$12,228	$49,444	$40,114

Costs and expenses
Cost of revenue	8,326	5,290	26,392	18,133
Selling expenses	4,971	2,700	12,915	8,625
Related party expense	—	1,234	501	3,964
General and administrative expense	3,617	3,150	9,939	10,940
Depreciation and amortization expense	91	241	461	477

Total costs and expenses	17,005	12,615	50,208	42,139

Net income (loss) from operations	432	(387)	(764)	(2,025)

Other income (expense)
Interest income and other net	52	29	41	2
Minority interest expense	—	(9)	—	(36)

Total other income (expense)	52	20	41	(34)
Income (loss) before income tax expense and cumulative effect of change in accounting principle	484	(367)	(723)	(2,059)
Income tax expense	—	—	1,464	—

Net income (loss) before cumulative effect of change in accounting principle	484	(367)	(2,187)	(2,059)
Cumulative effect of change in accounting principle	—	10	—	(28,174)

Net income (loss)	484	(357)	(2,187)	(30,233)
Preferred stock dividend	—	—	—	(45)

Net income (loss) available to common stockholders	$484	$(357)	$(2,187)	$(30,278)

Net income (loss) per common share – basic
Net income (loss) before cumulative effect of change in accounting principle	0.01	(0.01)	(0.05)	(0.05)
Cumulative effect of change in accounting principle	—	—	—	(0.68)
Net income (loss) per common share – basic	$0.01	$(0.01)	$(0.05)	$(0.73)

Weighted average common shares outstanding – basic	43,910	42,653	43,516	41,677

Net income (loss) per common share – diluted
Net income (loss) before cumulative effect of change in accounting principle	0.01	(0.01)	(0.05)	(0.05)
Cumulative effect of change in accounting principle	—	—	—	(0.68)
Net income (loss) per common share – diluted	$0.01	$(0.01)	$(0.05)	$(0.73)

Weighted average common shares outstanding – diluted	44,407	42,653	43,516	41,677

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,187)	$(30,233)
Reconciling adjustments:
Cumulative effect of change in accounting principle	—	28,174
Depreciation and amortization	461	477
Deferred tax expense	2,763	—
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(1,558)	258
Increase in other current assets	(48)	(537)
Increase (decrease) in accounts payable	2,104	(1,251)
Increase in deferred revenue	2,434	562
Increase in accrued payroll	350	858
Increase (decrease) in other current liabilities	420	(777)
Decrease in taxes receivable/payable	1,446	41
Other	25	8

Net cash provided by (used in) operating activities	6,210	(2,420)
Cash flows from investing activities:
Purchase of marketable securities	(2,930)	—
Purchases of furniture, fixtures and equipment	(334)	(779)

Net cash used in investing activities	(3,264)	(779)

Cash flows from financing activities:
Payments on share rescission liability	—	(366)

Net cash used in financing activities	—	(366)
Increase (decrease) in cash and cash equivalents	2,946	(3,565)

Cash and cash equivalents:
Beginning of period	5,160	5,930
End of period	$8,106	$2,365

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission and do not include all information and footnotes required by accounting principles generally accepted in the United States.  However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods.  The results of operations for the nine month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Amounts in the September 30, 2002 consolidated financial statements have been reclassified to conform to the current period’s presentation.

2.             Recently Adopted Accounting Standards

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 “Multiple-Deliverable Revenue Arrangements.”  EITF No. 00-21 addresses how to account for revenue arrangements with multiple deliverables and provides guidance relating to when such arrangements should be divided into components for revenue recognition purposes.  The consensus will be effective for agreements entered into beginning July 1, 2003.  The Company’s adoption of the standard did not have any impact on the consolidated financial statements.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company has included the additional disclosures required herein.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  SFAS No. 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities.  The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock.  SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003.  The Company did not enter into or modify any financial instruments after May 31, 2003 and does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

3.             Stock Based Compensation

The Company’s long term employee incentive plans provide for the awarding of stock options to employees and directors.  On January 1, 2003, the Company voluntarily adopted the fair value expense recognition method available under SFAS No. 123 and the transition provisions of SFAS No. 148.   SFAS No. 148 permits recognition on a prospective basis whereby any new options granted after January 1, 2003 will be accounted for using the fair value method.  The fair value method requires a calculation of the fair value of the option at the date of the grant using a valuation model, such as the Black-Scholes option pricing model and the value of the option is amortized ratably into expense over the appropriate vesting period.

With respect to stock options that were granted prior to December 31, 2002, the Company accounted for the stock-based compensation under SFAS No. 123, which permits using either the intrinsic value method or using the fair value method. The Company chose to use the intrinsic value method whereby compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period. The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of the Company’s stock on the business day preceding the grant date. Accordingly, no compensation cost has been recognized under the Company’s stock option plans for the granting of stock options to employees made prior to December 31, 2002.

In accordance with SFAS No. 148, the following table illustrates the effect on net loss and earnings per share if the fair value method of accounting for stock options had been applied to all outstanding and unvested stock awards in each reporting period as follows (amounts in thousands except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) as reported	$484	$(357)	$(2,187)	$(30,233)

Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(116)	(119)	(346)	(356)

Pro forma net income (loss)	$368	$(476)	$(2,533)	$(30,589)

Basic and diluted net income (loss) per share – as reported	$0.01	$(0.01)	$(0.05)	$(0.73)
Basic and diluted net income (loss) per share – pro forma	$0.01	$(0.01)	$(0.06)	$(0.73)

The weighted average fair value of options granted in 2002 of $0.16 per share was estimated using the Black-Scholes option pricing model with the following assumptions:

Risk Free Factors	4.88% to 5.14%
Volatility factors	135.50% to 139.50%
Expected lives	7 to 10 years
Assumed dividend yield	—

During the third quarter of 2003, the Company issued approximately 979,000 stock options to officers and employees.  These options vest over periods ranging from one to four years, expire in ten years and were granted at exercise prices equal to the market price of the underlying shares of common stock on the date of grant.

The Company estimated the weighted average fair value of options granted during the first nine months of 2003 of $0.19 per share using the Black-Scholes option pricing model with the following assumptions:

Risk Free Factors	3.4% to 3.9%
Volatility factors	137.98% to 157.60%
Expected lives	7 years
Assumed dividend yield	—

The Company recorded approximately $185,000 in deferred compensation for these options that will be expensed in the income statement over the next four years as the options vest.  During the three and nine month periods ended September 30, 2003, the Company included approximately $8,000 of compensation expense in the income statement for these options.

4.             Income Taxes

For the nine months ended September 30, 2003, the Company recorded tax expense of $1.5 million.  This resulted from an increase in the valuation allowance against the Company’s remaining net deferred tax asset during the second quarter.  While management remains optimistic that the Company will generate taxable income in the future, the Company’s losses over recent periods have led management to increase the valuation allowance at this time.

5.             Comprehensive Income (Loss)

Supplemental information on comprehensive income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss) before cumulative effect of change in accounting principle	$484	$(367)	$(2,187)	$(2,059)
Unrealized gain (loss) on marketable securities	(4)	—	7	—

Net comprehensive income (loss)	$480	$(367)	$(2,180)	$(2,059)

6.             Marketable Securities

The Company purchased $3.0 million of Treasury Strips in April 2003.  At September 30, 2003, the fair value of these securities was $3.0 million.  The cost of these securities was $2.9 million.   The gain on these securities for the nine months ended September 30, 2003 was $7,000 and is recorded in other comprehensive income (loss).

7.             Net Income (Loss) per Share

The diluted weighted average shares outstanding for the three months ended September 30, 2003 includes options to acquire approximately 497,000 shares of common stock.  These options have been excluded from the computation of diluted earnings per share for all other periods because their effects would be anti-dilutive as the Company reported losses in those periods.

8.             Related Parties

Messrs. Elder and Jardine, Executive Vice Presidents of the Company who resigned from the Company in August 2003, and Mr. Harris, a Vice President of the Company who resigned from the Company in May 2003, collectively owned 50% of Generation Marketing, LLC (“Generation Marketing”), which provides marketing services to the Company.  A third party bought out their interests in Generation Marketing in February 2003, and Generation Marketing is no longer considered a related party.

The Company paid $500,000 and $4.0 million in marketing expenses to Generation Marketing for the period January 1, 2003 to February 28, 2003 and for the nine month period ended September 30, 2002, respectively.

9.             Segments

The Company consists of a single segment delivering investor education which provides lifelong learning and support to self-directed investors.  During the third quarter of 2003, the Company reorganized its management team in further support of its core Investor Education business.  The former Publishing and Business Services segment experienced a steady decline in revenue over the last two years and was considered non-core business since the Company’s merger with ZiaSun Technologies, Inc. and Telescan, Inc. in 2001.  In management’s opinion, the Publishing and Business Services segment is an insignificant part of the Company’s operation.

10.          Subsequent Events

In October 2003, the Company purchased 267,666 shares of INVESTools common stock from selling shareholders at $0.75 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The Company was incorporated in Delaware on May 21, 2001 and began business on December 6, 2001, when the merger transaction (the “Merger”) pursuant to the Third Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”), dated September 25, 2001, between the Company, ZiaSun Technologies, Inc., a Nevada corporation (“ZiaSun”), and Telescan, Inc., a Delaware corporation (“Telescan”), was consummated.

As a result of the Merger, ZiaSun and Telescan each became wholly owned subsidiaries of the Company with the former ZiaSun stockholders owning approximately 75% of the Company’s common stock and former Telescan stockholders owning approximately 25%.  The Merger was accounted for under the purchase method of accounting.

ZiaSun owns 100% of Online Investors Advantage, Inc. (“OIA”).  OIA’s wholly owned subsidiaries include:  Investor Education California, LLC, INVESTools Asia Pacific Pte., Limited (“INVESTools Asia”), INVESTools Hong Kong Ltd. (“INVESTools Hong Kong”), Seminar Marketing Group, Inc. (“SMG”) and Memory Improvement Systems, Inc. (“MIS”).  INVESTools Hong Kong is a start up company with minimal operations and SMG and MIS are dormant companies with no operations.  In May 2003, the Company decided that it was no longer strategic to maintain separate legal entities in Asia and Hong Kong.  The Company shut down those entities and relocated the operations to OIA’s headquarters in Provo, Utah, where most of the work was already being done.

Telescan owns 100% of INVESTools California, a dormant company with no operations.

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

Income Taxes

The provision for income taxes is calculated in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred income taxes using the asset and liability method. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company provides valuation allowances against the deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the adequacy of the valuation allowance, which totaled $4.5 million as of September 30, 2003, management assesses the

Company’s profitability by taking into account the present and anticipated amounts of domestic and international earnings, as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences.

For financial reporting purposes, the Company generally provides taxes at the rate applicable for the appropriate tax jurisdiction.  Where the Company’s present intention is to reinvest the unremitted earnings of certain of its foreign operations, the Company does not provide for U.S. income taxes on such unremitted earnings of those foreign subsidiaries in foreign ventures.  Management periodically assesses the need to utilize these unremitted earnings to finance the foreign operations of the Company.  This assessment is based on cash flow projections that are the result of estimates of future production, commodity pricing and expenditures by tax jurisdiction for the Company’s operations. Such estimates are inherently imprecise since many assumptions utilized in the cash flow projections are subject to revision in the future.

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

As part of the transition provisions of SFAS No. 142, Goodwill and Other Intangible Assets, the Company completed the impairment testing of goodwill during the third quarter of 2002. The impairment testing was performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, measure the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. Using conservative, but realistic assumptions, the Company determined that the carrying value of the Investor Education reporting unit was greater than the derived fair value, indicating an impairment in the recorded goodwill. To determine fair value, the Company relied on a discounted cash flow analysis.  Significant estimates used in the methodology included estimates of future earnings, future growth rates and a weighted average cost of capital.   For goodwill valuation purposes only, the revised fair value of this segment was allocated to the assets and liabilities of the business unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred currently. This allocation resulted in a write-down of recorded goodwill in the amount of $28.2 million, which has been reported as the cumulative effect of a change in accounting principle, as of January 1, 2002, in the accompanying consolidated statements of operations.

In connection with the annual impairment assessment during the fourth quarter of 2002, the Company compared the carrying value of the goodwill to the fair value of the reporting unit and determined that no additional impairment was warranted.  The Company does not believe any events have occurred, as of September 30, 2003, that would warrant a reassessment of the fair value of its reporting units.  The Company will perform its annual impairment test regarding the carrying value of its goodwill during the fourth quarter of 2003.

Recent Developments

In October 2003, the Company purchased 267,666 shares of INVESTools common stock from selling shareholders at $0.75 per share.

Results of Operations

The Company’s operations consists of a single segment delivering investor education which provides lifelong learning and support to self-directed investors.  During the third quarter of 2003, the Company reorganized its management team in further support of its core Investor Education business.  The former Publishing and Business Services segment experienced a steady decline in revenue over the last two years and was considered non-core business since the Merger.  In management’s opinion, the Publishing and Business Services segment is an insignificant part of the Company’s operation.

The Company categorizes its revenues in terms of how it acquires its customers and sells it products.  These sales categories generally reflect the steps along the customer’s life cycle with the Company.  Preview Sales is principally where the initial sale in the cycle takes place.  Fulfillment Sales occur in conjunction with live education workshops.  Database Sales is where existing customers purchase additional continuing education products and renew Toolbox Web site subscriptions.  New customers also enter their lifetime value cycle with the Company in Database Sales.  Most of the Company’s products are sold at each of these steps.

The Company’s principal marketing efforts generate registered leads for free preview events and other sales efforts.  During preview events, the Company sells its principal investor workshop product.  Other products are also sold at preview events, including the Personal Training System (“PTS”) product.  In addition to the Preview Sales, the Company recognized the opportunity to increase the lifetime value of its customers by marketing and selling them additional products as they complete their workshop training.  These Fulfillment Sales consist of PTS products and other continuing education home study products.  The Company’s cumulative marketing efforts to date have generated a proprietary database of 700,000 records including nearly 90,000 past customers and over 30,000 current subscribers.  The Company generates Database Sales to these leads by selling Toolbox Web site subscription renewals, PTS, and other continuing education home study products.  All renewal sales and much of the other Database Sales represent repeat sales to current and prior customers.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Consolidated revenues increased $5.2 million, or 43%, to $17.4 million for the third quarter of 2003 from $12.2 million for the third quarter of 2002.  Revenues from Preview Sales increased $1.9 million, or 28%, to $8.6 million for the third quarter of 2003 from $6.7 million for the third quarter of 2002.  This increase was primarily due to an increase in average attendance per workshop to 34 attendees in the third quarter 2003 from an average of 29 attendees during the same period in 2002, combined with an increase in PTS product sales that are bundled with workshops to $1.8 million in the third quarter of 2003 from approximately $400,000 in the third quarter of 2002.

Revenues from Fulfillment Sales were $1.8 million for the third quarter 2003.  Because this sales effort was not initiated until the first quarter of 2003, there were no revenues from Fulfillment Sales in the same period in 2002.

Revenues from Database Sales increased by $2.9 million, or 75%, to $6.8 million for the third quarter of 2003 from $3.9 million for the third quarter of 2002.  This increase in revenue was primarily from PTS product sales of $1.2 million, continuing education home study product sales of approximately $800,000 and Toolbox Web site renewals of approximately $700,000.

PTS product sales and Toolbox Web site renewal sales create an obligation of the Company to provide certain services over periods of time.  The related revenue is deferred at the time of sale and is subsequently recognized in the income statement over the period that the services will be provided.  As a result of increasing sales of these products, the related deferred revenue balance increased by $400,000 during the quarter.

Adversely impacting revenue was a $1.0 million decrease in revenues to $800,000 from Internet services and subscriptions, which represents the Company’s non-core legacy business.

Cost of revenue increased $3.0 million, or 57%, to $8.3 million for the third quarter of 2003 from $5.3 million for the third quarter of 2002.  Cost of revenue as a percentage of revenue increased to 48% for the third quarter of 2003 from 43% for the third quarter of 2002.  Revenue share, the largest component of cost of sales, increased 63%, or $1.4 million, in the third quarter of 2003.  This increase was in close proportion to the increase in revenue.  Revenue sharing arrangements represent payments made to co-branding and co-marketing partners.   Under co-branded relationships, the Company continues to control the marketing, sales and fulfillment of the products.  The branding partners include CNBC, BusinessWeek and The Motley Fool.  Revenue share paid to these partners is generally at a lower percentage than revenue share paid to co-marketing partners because the Company absorbs all of the costs.  Under co-marketing relationships, the Company participates in events that are marketed by the partner.  The Company otherwise continues to control the sales and fulfillment of the products.  The marketing partners include Peter Lowe, National Training Conference, Wright Thurston Group and Business Breakthrough Technologies.  The revenue share paid to co-marketing partners is at a greater percentage than revenue share paid to co-branding partners so as to compensate for the marketing cost incurred by the partner.  Payroll and commission costs increased $1.1 million to $2.1 million for the third quarter of 2003 primarily due to increased headcount in the Fulfillment and Database Sales functions to facilitate the increased telemarketing efforts to utilize the Company’s proprietary database discussed above.  Supply costs increased approximately $500,000 primarily due to additional cost for premiums, which are promotional gifts to customers to improve customer retention.

Selling expense, which included related party expense in the third quarter of 2002, increased $1.0 million, or 26%, to $5.0 million for the third quarter of 2003 from $4.0 million for the third quarter of 2002; however, selling expense as a percentage of revenue fell to 29% in the third quarter of 2003 from 32% for the same period in 2002 due to the relative increase in co-marketed revenue.  This increase in cost was primarily due to an approximate $700,000 increase in marketing costs in the third quarter of 2003 as compared to the third quarter of 2002.  Throughout 2002, the Company maintained its marketing costs within certain amounts per market on average.  However, in the second quarter of 2003, the Company perceived that there was an improved marketing climate, combined with the ability to realize registered leads at a reasonable acquisition cost per lead, and pursued a more aggressive marketing strategy.  In addition, selling payroll costs increased approximately $400,000 primarily due to the increase in Preview Sales as these costs are primarily commissions.

General and administrative expense increased approximately $400,000, or 15%, to $3.6 million for the third quarter of 2003 from $3.2 million for the third quarter of 2002.  This increase was primarily due to approximately $500,000 for severance costs related to the resignation of management level employees and an increase in legal and accounting costs of approximately $100,000, which was offset by a decrease in equipment rent of approximately $200,000 from leases that ended December 31, 2002.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Consolidated revenues increased $9.3 million, or 23%, to $49.4 million for the nine months ended September 30, 2003 from $40.1 million for the nine months ended September 30, 2002.  Revenues from Preview Sales increased $4.2 million, or 18%, to $27.4 million for the nine months ended September 30, 2003.  This increase was primarily due to an increase in average attendance  per workshop to 35 attendees for the nine month period of 2003 from an average of 34 attendees for the same period in 2002, combined with an increase in PTS product sales bundled with workshops to $4.2 million in the nine month period of 2003 from approximately $400,000 in the same period of 2002.  The Company introduced the PTS product during the third quarter of 2002.

Revenues from Fulfillment Sales were $4.2 million for the nine month period ended September 30, 2003.  There were no customer fulfillment revenues in 2002 as this sales effort was not initiated until the first quarter of 2003.

Revenues from Database Sales increased by $6.6 million, or 61%, to $17.5 million for the nine month period ended September 30, 2003 from $10.9 million for the nine month period ended September 30, 2002.  This increase in revenue was primarily from increased sales of Toolbox Web site renewals of $3.0 million, PTS product sales of $2.9 million  and continuing education home study product sales of approximately $500,000.

PTS product sales and Toolbox Web site renewal sales create an obligation of the Company to provide certain services over periods of time.  The related revenue is originally deferred at the time of sale and is recognized subsequently in the income statement over the period that the services will be provided.  As a result of increasing sales of these products the related deferred revenue balance increased by $2.2 million for the nine month period ended September 30, 2003.

Adversely impacting revenue was a $3.5 million decrease in revenues to $2.6 million for the nine month period ended September 30, 2003 from Internet services and subscriptions, which represents the Company’s non-core legacy business.

Cost of revenue increased $8.3 million, or 46%, to $26.4 million for the nine months ended September 30, 2003 from $18.1 million for the nine months ended September 30, 2002.  Cost of revenue as a percentage of revenue increased to 53% for the nine month period of 2003 from 45% for the nine month period of 2002.  Revenue share, the largest component of cost of sales, increased 78% or $6.2 million, in the nine month period of 2003.  As discussed in detail above, revenue share represents payments made to co-branding and co-marketing partners.   The increased revenue share as a percentage of revenue during the first nine months of 2003 was due to a greater proportion of revenues being generated through sales with co-marketing partners than with co-branding partners or the Company’s brand.  The offset to this increase in revenue share is discussed below in the lower cost of marketing as a percentage of revenue.  Payroll and commission costs increased $2.5 million to $5.6 million for the nine month period of 2003 primarily due to increased headcount in the Fulfillment and Database Sales functions.

Selling expense, which included related party expense, increased approximately $800,000, or 7% to $13.4 million for the nine month period ended September 30, 2003 from $12.6 million for the nine period ended September 30, 2002, however selling expense as a percentage of revenue fell to 27% in 2003 from 31% for the same period in 2002.  This increase was primarily due to an approximate $700,000 increase in marketing costs in the nine month period of 2003 as compared to the same period in 2002.  As discussed above, most of this increase occurred in the third quarter of 2003.  During the first nine months of 2003, the Company successfully increased Fulfillment and Database Sales, consistent with the Company’s strategy of increasing the lifetime value of the customer.  This strategy is leading the Company to pursue a more aggressive marketing strategy in 2003, generating increased marketing expense in the third quarter of 2003 as compared to the third quarter of 2002.

General and administrative expense decreased $1.0 million, or 9%, to $9.9 million for the nine month period ended September 30, 2003 from $10.9 million for the nine month period ended September 30, 2002.  This decrease was primarily due to an approximate $600,000 decrease in equipment rent for leases that ended December 31, 2002 and property leases that were renegotiated to reduce property rent expense approximately $100,000.  Mitigating the decreases in general and administrative expense were approximately $700,000 for severance costs during the second and third quarters of 2003 related to the resignation of management level employees.  Such one time costs have offset other compensation decreases realized since 2002.

For the nine months ended September 30, 2003 the Company recorded a tax expense of $1.5 million.  This resulted from an increase in the valuation allowance against the Company’s remaining net deferred tax asset during the second quarter.  While management remains optimistic that the Company will generate taxable income in the future, the Company’s losses over recent periods have led management to increase the valuation allowance at this time.

As part of implementing SFAS No. 142 as of January 1, 2002, the Company recognized an impairment of $28.2 million on goodwill that was recognized as a cumulative effect of change in accounting principle in the consolidated financial statements.  In connection with the annual impairment assessment during the fourth quarter of 2002, the Company compared the carrying value of the goodwill to the fair value of the reporting unit and determined that no additional impairment was warranted.  The Company does not believe any events have occurred as of September 30, 2003, that would warrant a reassessment of the fair value of its reporting units.  The Company will perform its annual impairment test regarding the carrying value of its goodwill during the fourth quarter of 2003.

Related Party Transactions

Messrs. Elder and Jardine, Executive Vice Presidents of the Company who resigned from the Company in August 2003, and Mr. Harris, a Vice President of the Company who resigned from the Company in May 2003, collectively owned 50% of Generation Marketing, which provides marketing services to the Company.  A third party bought their interests in Generation Marketing in February 2003, and Generation Marketing is no longer considered a related party.

The Company paid $500,000 and $4.0 million in marketing expenses to Generation Marketing for the period January 1, 2003 to February 28, 2003 and for the nine month period ended September 30, 2002, respectively.

Liquidity and Capital Resources

Cash, cash equivalents and marketable securities increased by $5.9 million to $11.1 million at September 30, 2003, from $5.2 million at December 31, 2002.  This increase resulted from the receipt of tax refunds during the year totaling $3.0 million plus cash from operations of $3.2 million including an increase in deferred revenue of $2.4 million, which was offset by capital expenditures of approximately $300,000.  Deferred revenue represents cash collected from customers before the revenue is earned, such as for subscriptions for the Company’s PTS product sales and Toolbox Web sites.  This cash is not refundable and therefore represents a non-cash obligation of the Company.  Excluding deferred revenue of $7.3 million at September 30, 2003 and $4.8 million at December 31, 2002, working capital increased by $3.5 million to $7.3 million during the first nine months of 2003.  The Company has not had any significant financing activities during the year.

During the third quarter of 2003, cash and marketable securities increased by $2.7 million resulting from receipt of tax refunds during the quarter of approximately $600,000 plus cash from operations of $2.3 million including an increase in deferred revenue of approximately $500,000, which was offset by capital expenditures of approximately $200,000.

The Company has experienced growth during the year and anticipates that it may need to utilize its resources to invest in systems and equipment to support continued growth.  Additionally, the Company may determine from time to time that a stock buy back, such as the one in October 2003 (see Recent Developments) is an appropriate use of its resources.  The Company believes that current cash resources and future cash flow from operations will be sufficient to meet its current obligations.

The Company uses merchant account vendors to process credit card transactions.  Under the terms of these agreements, the merchant account vendor has the right to withhold credit card funds to cover charge backs in the event the Company is unable to honor its commitments.  Such funds can be held for up to a year after the Company has terminated its relationship with the merchant account vendor.  At September 30, 2003, the Company had $356,000 due from one merchant account vendor, which is classified as a long-term receivable as the Company is continuing its relationship with this vendor at this time.

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

Item 4.  Disclosure Controls and Procedures.

The Company’s principal executive officer and principal financial officer have evaluated the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report.  Based on this evaluation, such officers have concluded that these disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic filings under the Exchange Act.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

From time to time the Company is involved in certain legal actions arising from the ordinary course of business.  It is the opinion of management that such litigation will be resolved without a material adverse effect on the Company’s financial position or results of operations.

On March 4, 2003, a foreign national filed a complaint in the San Diego Superior Court against ZiaSun Technologies, Inc., a wholly-owned subsidiary of the Company (“ZiaSun”).  The complaint alleges that certain individuals, who are not parties in the lawsuit, persuaded the plaintiff to purchase shares of ZiaSun common stock for more than the fair market value of such stock.  The plaintiff is seeking unspecified damages for the alleged fraud in the sale of the stock.  The Company believes that the plaintiff’s lawsuit is without merit and that the Company has good defenses to the alleged claims.  The Company intends to vigorously defend against this lawsuit.

On July 9, 2003, the Company was served with a lawsuit that was filed on June 4, 2003 by Integris/Millennium Joint Venture, LLC in the Superior Court of California, County of San Mateo.  The lawsuit names INVESTools, Inc., a California corporation and indirect subsidiary of the Company (“INVESTools California”), Telescan, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, and the Company as defendants.  The plaintiff alleges that in April 2003, INVESTools California breached a lease agreement by abandoning the leasehold premises and failing to pay monthly rent to the plaintiff.  The lawsuit also alleges fraudulent transfer and waste against all the defendants.  The plaintiff is seeking approximately $625,000 in damages for rent owed for the remainder of the lease term and for miscellaneous cleanup, repair and storage costs.  The plaintiff is also seeking the seizure of the alleged fraudulently transferred assets and punitive damages.   The Company believes that it has good defenses to each of the plaintiff’s claims and intends to vigorously defend itself against each of these claims.

The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company’s financial position or results of operation.

Item 2.  Changes in Securities.

None

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of stockholders (“Annual Meeting”) on September 25, 2003.  The purpose of the Annual Meeting was to elect two Class II Directors of the Company to hold office until the 2006 annual meeting of stockholders.  The following directors were elected:

	For	Withheld

Lee K. Barba	30,281,622	124,355
Hans von Meiss	22,386,462	8,019,515

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits:

	10.1	Termination Agreement and General Release by and between the Company and Scott Elder dated August 26, 2003
	10.2	Termination Agreement and General Release by and between the Company and Ross Jardine dated August 26, 2003
	14.1	Code of Ethics of INVESTools Inc.
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Current report on Form 8-K filed on August 18, 2003, announcing the Company’s second quarter earnings.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTools Inc.

/s/ PAUL A. HELBLING

Paul A. Helbling
Chief Financial Officer
A duly authorized officer of the Registrant

Date: November 14, 2003