Form 10-K
period 2003-12-31
INVESTOOLS INC
filed 2004-03-30
CIK 1145124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2003 (the last business day of the Registrant’s most recently completed second fiscal quarter) based on the closing price of the common stock on the OTC Bulletin Board of the NASD for such date, was $5.2 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on March 19, 2004, based upon the closing price of the common stock on the American Stock Exchange for such date, was approximately $94.6 million.  The number of shares of the Registrant’s common stock converted and outstanding on March 19, 2004 was 42,226,633.

Documents Incorporated by Reference:

The registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on June 2, 2004 is incorporated by reference in Part III of the Form 10-K.

INVESTOOLS INC.

FORM 10-K REPORT INDEX

Part I

Item 1.        Business

Operations Overview

INVESTools Inc. (the “Company” or “INVESTools,” http://www.investools.com) offers a full range of investor education products and services that provide lifelong learning and support to self-directed investors to help them improve their investment performance.  INVESTools has more than 100,000 graduates, and 34,000 subscribers to its Web sites, and has nearly 700,000 records in its student database.  The Company teaches basic investing concepts in instructor-led classes, including workbooks and training manuals, investor conferences, one-on-one personal coaching and DVD home-study courses.

The Company’s corporate headquarters and principal executive office is located at 5959 Corporate Drive, Suite LL250, Houston, Texas 77036.  The Company maintains its operational headquarters at its Provo, Utah facility, from which marketing, sales, product development, business development, brand management, student support and product fulfillment services are primarily conducted.

Corporate Background

The Company was incorporated in Delaware on May 21, 2001 and began operations on December 6, 2001, as a result of a merger between ZiaSun Technologies, Inc., a Nevada corporation (“ZiaSun”), and Telescan, Inc., a Delaware corporation (“Telescan”) (the “Merger”).  Former ZiaSun stockholders acquired an approximate 75% ownership interest in the Company.  Telescan stockholders received an approximate 25% ownership interest in the Company.  The Merger was accounted for under the purchase method of accounting.

ZiaSun and Telescan each became wholly owned subsidiaries of the Company.

•                  ZiaSun owns 100% of Online Investors Advantage, Inc. (“OIA”).  OIA owns 100% of Investor Education California, LLC.  OIA also owns 100% of the following dormant companies that have no operations:  INVESTools Asia Pacific Pte., Limited (“INVESTools Asia”), INVESTools Hong Kong Ltd. (“INVESTools Hong Kong”), Seminar Marketing Group, Inc. (“SMG”) and Memory Improvement Systems, Inc. (“MIS”).  ..

•                  Telescan owns 100% of INVESTools, Inc., a dormant California corporation with no operations (“Investools California”).

Business Segments

The Company’s operations currently consist of a single segment, Investor Education, which seeks to fulfill the lifelong education needs of self-directed investors.  During the third quarter of 2003, the Company reorganized its management team in support of its core Investor Education business.  As the Company’s former Publishing and Business Services segment had experienced a steady decline in revenue over the past two years, management determined that such segment was, and continues to be, an insignificant part of the Company’s operations.

Business Strategy

The Company’s objective is to empower individual investors to achieve their goals by establishing the INVESTools Method - a unique integration of disciplined processes, Web-based tools, instruction techniques and support — as the most widely recognized, adopted and endorsed approach to investor education.  By leveraging strategic partnerships to gain market share for the INVESTools Method, growing the lifetime value of the student and creating a culture of execution within the Company, management believes that the Company’s financial condition will continue to be strengthened.

Establish the INVESTools Method

Currently the Company has approximately 34,000 subscribers and more than 100,000 graduates, which indicates that the INVESTools Method is among the most widely adopted investor education systems in the world.  In 2003, the Company continued to penetrate the investor education market using its existing branded and cooperative marketing partnerships with the BusinessWeek Group of the McGraw-Hill Companies (http://www.toolbox.businessweek.com/); CNBC, which his owned by National Broadcasting Corporation (http://www.cnbcu.com); MIT Financial (http://moneyintraining.com); and Peter Lowe International, Inc. (http://www.lifewin.com), among others.  Through increased brand involvement in the Company’s marketing and products, the Company has been able to reach new students with varied demographic profiles, extend the delivery formats through which the Company’s products are offered and further expand the range of content offered to students.  In 2004, the Company plans to continue pursuing an increased market share through new partners and distribution channels with the INVESTools Method formula, as well as streamline its products across relationships for improved source recognition.

Grow the Lifetime Value of the Student

In 2003, the Company introduced its lifetime value of the student strategy.             The strategy sought to expand the length of time a student participated in INVESTools’ investor education programs and increase the quantity of products for the student while maintaining product excellence.  Through a process that involved: (i) implementing a series of friendly, time-sensitive communications with students throughout their life cycle with the Company; (ii) taking a more proactive approach to student retention and (iii) educating staff members in how to empower students for results, the Company experienced growth in subscription renewals and additional product sales during the year.  These results, combined with more than 100,000 current graduates, prove not only that the Company can retain students, but that it can also fulfill their needs for additional or lifelong learning.  In 2004, the Company plans to further increase the average life cycle and average sales per graduate through a variety of alumni-focused marketing campaigns.

Create a Culture of Execution

Since the merger in 2001, the Board of Directors has successfully brought together diverse corporate cultures and refocused the management team in order to effectuate the continued growth of the Company.  In 2003, Michael Goldsmith, a managing director with Wealth and Tax Advisory Services, Inc., a subsidiary of Hong Kong and Shanghai Banking Corp, and Douglas Tansill, a private investor and financial consultant with nearly 40 years of investment banking experience, joined the Company’s Board of Directors.  In addition, Andrew Forrester, a founding member of Cove Harbor Partners, and John Babcock, Jr., former President and Chief Executive Officer of BPI Communication, Inc., were appointed to the newly created Advisory Committee of the Board of Directors.  In 2004, the Board of Directors will utilize the Advisory Committee to continue to shape the INVESTools Method by periodically reviewing and approving changes to the concept and the Company’s overall business plan.

Product and Service Offerings

The Company’s premier product is its proprietary InvestorToolbox Web site (<http://www.investortoolbox.com>), which serves as the platform for all of the Company’s investor education programs.  Generally, investors are introduced to the InvestorToolbox Web product through a free “Introduction to Online Investing” preview event.  Attendees of the preview event are given an invitation to attend a more comprehensive instructor-led workshop or purchase an in-depth home study program, both of which include a six-month subscription to the InvestorToolbox Web site.

The Company seeks to offer investors a full range of investor education products that provide lifelong learning.  As such, workshops and home study programs are typically bundled with personalized, one-on-one coaching sessions, which are spread out over several months.  Following completion of the personal training sessions, graduates are offered continuing education courses to build upon what they have learned.  The Company continues to develop and introduce additional continuing education courses in order to maintain a broad investor education program for the Company’s alumni.  Products are offered under the BusinessWeek, CNBC, Success Magazine and INVESTools brands.

•                  InvestorToolbox Web Site - The Company’s InvestorToolbox Web site gives investors access to the investment tools needed to execute the strategies taught in the Company’s workshop, home study and personal training programs.  The site has proprietary features that are not accessible on other financial Web sites, including more than 50 pre-built stock searches, comparative reports, market indicators, market commentary and portfolio tracking features.  An initial six-month subscription to the site (valued at $299) is included with the purchase price of a workshop or home study program.  At the end of the initial six-month subscription, graduates are offered renewals for a fee, which depends on the length of the renewal period and whether additional products are purchased.  Currently, the Company offers six-month, 12 month, 24 month and 36 month renewals.

•                  Preview Event - INVESTools offers a free event that introduces attendees to basic investing concepts and provides a broad overview of the financial market.  Depending on the brand under which the event is marketed, participants may receive a premium for attending.  Attendees are offered an invitation to attend a more intensive workshop or purchase an in-depth home study program, both of which are typically bundled with one-on-one coaching sessions with a personal trainer.

•                  Workshops - The Company offers one and two-day, domestic and international instructor-led investing workshops that cover topics ranging from basic investing principles to advanced strategies, such as cash flow analysis and options strategies.  Classes provide investors with “hands on” experience using the Company’s proprietary InvestorToolbox Web site, as well as future access to one-on-one coaching sessions with a personal trainer.  Prices for the Company’s workshops range from $995 to $3,999.

•                  Home Study Programs - INVESTools offers several of its courses, including basic investing principles, cash flow strategies and its popular personal coaching line of products, in a DVD “at home” study format.  These one and two-day programs are made available to preview attendees who are unable to attend the instructor-led workshops, as well as to workshop graduates seeking to expand their investment knowledge base.  Prices for the Company’s home study programs range from $995 to $7,999.

•                  Personal Training System (PTS) - The Company’s PTS line of products offer investors personalized, one-on-one coaching on a variety of subjects, including online investing and cash flow strategies.  The Company is currently developing a personalized advanced options course, as well.  Through these interactive sessions, investors are accountable to a personal trainer, which enables them to learn at their own pace and successfully apply what they are learning.  PTS sessions are typically offered over a three-month period and include unlimited support by phone and email during the same time period. Prices for the courses range from $999 to $2,499 depending upon how they are bundled.

•                  Masters Program - In 2004, the Company introduced its new Masters Program, which combines home study courses and personal training sessions to give the serious student comprehensive access to a multitude of the Company’s products at one price.  As part of the program, students receive extended personal training sessions for both the online investing and cash flow strategies courses (including telephone and email hotline access), an advanced options course, 24 month InvestorToolbox access and a 12 month unlimited workshop VIP pass.  Prices for the Masters Program range from $4,999 to $7,999.

•                  Continuing Education - INVESTools continuously challenges alumni of the Company’s investor education programs to build upon the skills learned through free weekly email newsletters and daily market commentary, as well as through advanced home study course offerings.  Advanced courses currently available include Advanced Options, Bear Market Game Plan, LEAPS Strategies, Mutual Fund and OEX Strategies and Spread Trading.  Prices for the courses range from $299 to $2,499.

Marketing Strategy

Revenue is derived from: (i) the initial sale of the Company’s products and services as a result of marketing efforts across a multitude of student acquisition mediums, which include, but are not limited to, radio, television, print, email and direct marketing campaigns, as well as telemarketing efforts; and (ii) the additional sale of products and services to graduates as a result of continued interaction with the Company, including weekly newsletters, periodic email communications and hotline access to personal trainers and instructors.  In 2003, with the assistance of Service Enhancement Systems, Inc., a California corporation operating under the assumed name 360 Group (“360 Group”), a direct marketing firm, the Company continued to refine its student acquisition process and built a new marketing database of nearly 700,000 prospects and students in an effort to increase the student retention rate and expand product cross-sell opportunities.  As a result, the Company experienced growth in initial and additional product sales, increased the number of subscribers to its platform Web site, InvestorToolbox.com, and achieved increasing Web site renewal rates.

In February of 2004, the Company acquired 360 Group for $5.5 million in a combination of stock and cash.  As a result of the acquisition, the Company immediately: (i) gained control of a critical strategic asset, thereby providing the Company with the ability to build, constantly upgrade and exploit its extensive student database and (ii) acquired 22 talented professionals, including key additions to the executive management team.  Going forward, the Company will continue to refine its creative development, student analysis and venue mapping strategies to further reduce student acquisition costs, increase lead flow and increase net income.

Competition

Technology has generated significant growth in education markets and acceptance of for-profit involvement in the improvement of education is now a mainstream concept. However, only recently has the education market begun to emerge as a true industry.  Broadly defined, the education industry covers a full range of “cradle to grave,” for-profit and non-profit educational products and services that are delivered through both traditional and technology-based channels and includes such disparate elements as early childhood education, corporate training and lifelong learning.  The Company believes that its mission – to fulfill the lifelong education needs of self-directed investors – most accurately falls within the confines of the education industry.

Of the $105 billion for-profit sector, (1) which has grown rapidly for most of the past decade, it is estimated that the nearly $17 billion market for post-secondary education is expected to be the fastest growing sector in the industry for the next several years. (2)  Related to the market for investor education, since more than half of all U.S. households, an estimated 53 million, own equity securities, 48% of which were initially purchased inside employer retirement plans, (3) the Company believes that a significant opportunity exists to educate the public about how to make good investment decisions.  A recent Harris Interactive / Securities Industry Association survey (4) confirmed the Company’s belief, citing that as more investment related information has become available to the public through the Internet, and with increasing cases of corporate accounting fraud and financial mismanagement, investors continue to look to the securities industry to educate them about how to make better investments.

Generally, competitive factors within the educational market include the range and depth of course offerings, the quality of instructors and trainers, the quality of reference materials provided in connection with course studies and the cost of the educational process.  The Company is aware of several companies that provide some level of investor education in a similar delivery format.  However, the Company believes that the range and depth of its course offerings and its exclusive license agreements with BusinessWeek and CNBC for branded investor education offerings, combined with the Company’s database of nearly 700,000 prospects and students, more than 100,000 graduates and greater than 34,000 subscribers provide the Company with a considerable competitive advantage.

(1) KnowledgeQuest Education Group LLC, 2002

(2) School Reform News, August 2002

(3) ICI/SIA Study, Equity Ownership in America, 2002

(4) Harris Interactive Annual SIA Investor Survey, November 2003

Intellectual Property

The Company has been awarded and seeks to maintain a number of patents in the United States in order to protect its proprietary base technology.  The Company has also registered and received approval with respect to a number of trademarks in the United States and in foreign countries.  Although management believes that the Company’s patents and trademarks provide adequate protection for the proprietary aspects of the Company’s technology and business operations, management cannot assure that such patents and trademarks will 1)  be of substantial protection or commercial benefit to the Company; 2) afford the Company adequate protection from competing products; or 3) not be challenged or declared invalid.

The Company attempts to protect its trade secrets and other proprietary information with product development partners, employees and consultants through nondisclosure agreements, contract provisions and through copyright, patent, trademark and trade secret laws.  With respect to technologies that the Company licenses to third parties for use in specific applications or platforms, the Company relies on licensing agreements to ensure additional protection related to the source code of the Company’s products as a trade secret and as an unpublished copyright work.  Management believes that the Company’s products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties, and management is not aware of any current infringement claims against the Company.

Regulatory Compliance

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

The Company is subject to numerous federal and state laws and regulations designed to protect consumers, including laws governing consumer privacy and fraud, the collection and use of consumer data, telemarketing and other forms of solicitation. Noncompliance with these laws and regulations can subject the Company to fines or various forms of civil or criminal prosecution, any of which could have an adverse effect on its financial condition and results of operations.

Consumer Protection and Telemarketing Matters

The telemarketing rules adopted by the Federal Communications Commission pursuant to the Federal Telephone Consumer Protection Act and the Federal Telemarketing Sales Rule issued by the Federal Trade Commission (both of which were amended in 2003 to establish a National Do Not Call Registry) govern the Company’s telephone sales practices. In addition, many states have adopted statutes and regulations targeted at direct telephone sales activities. The Company has reviewed its marketing and sales practices and has made modifications to ensure compliance.  The Company will continue to monitor regulatory guidelines to ensure compliance.

The CAN-SPAM act of 2003 was signed into law by the President on December 16, 2003 and went into effect on January 1, 2004. Otherwise known as “The Controlling the Assault of Non-Solicited Pornography and Marketing Act” it requires unsolicited commercial email messages to be labeled and to include opt-out instructions and the sender’s physical address. It prohibits the use of deceptive subject lines and false headers in such messages. The Company has reviewed its email marketing practices and has made modifications to ensure compliance.  The Company will continue to monitor regulatory guidelines to ensure compliance.

SEC Filings

The Company files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) within established deadlines.  Any document the Company files with the SEC may be viewed or copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Additional information regarding the Public Reference Room can be obtained by calling the SEC at (800) SEC-0330.  The Company’s SEC filings are also available to the public through the SEC’s Web site located at http://www.sec.gov.  The Company will voluntarily provide electronic or paper copies of its filings free of charge upon request.

The Company maintains a corporate Web site at http://www.investools.com, on which investors may access free of charge the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q and amendments to those reports as soon as is reasonably practicable after furnishing such material with the SEC.

Human Resources

At December 31, 2003, the Company had 287 employees.  There were 275 full time employees in all functions of the Company and 12 part time employees, primarily in administrative and sales functions.  The Company also had 19 persons under contract primarily in educational services.  Key Company personnel are covered by employment and confidentiality agreements.  No persons employed by the Company, either full time or on a contract basis, are covered by a collective bargaining agreement and the Company has never experienced a work stoppage due to protesting or related activities.  Management considers relations with the Company’s personnel to be good.

Item 2.        Properties

The Company’s corporate headquarters are located in Houston, Texas.  In December 2002, the Company entered into a temporary lease agreement for the Houston facility beginning May 1, 2003 that can be terminated by either party with 90 days written notice.

The Company’s main operations are located in leased facilities in Provo, Utah and the Company has leased office space in New York, New York and the San Francisco Bay area.

In March 2003, the Company ceased operation of its wholly owned subsidiary INVESTools California, vacated its lease, and terminated the remaining employees.  The Company also ceased operation of its wholly owned subsidiaries INVESTools Asia and INVESTools Hong Kong, vacated its lease in Singapore and terminated all of the employees.

The following table shows the amount of square footage of the Company’s leased facilities and monthly rent as of December 2003:

City	Square Feet Rented	Monthly Rent as of December 2003

Provo (combined)	39,489	$42,232
San Francisco Bay Area	2,155	4,852
Houston	9,495	6,000
New York	280	6,660
	51,419	$59,744

In December 2003, the Company entered into an agreement to sublease space in Provo, Utah.  The agreement was for approximately three years and the Company is receiving rent of approximately $11,000 per month.

Item 3.        Legal Proceedings

From time to time the Company is involved in certain legal actions arising from the ordinary course of business.  It is the opinion of management that such litigation will be resolved without a material adverse effect on the Company’s financial position or results of operations.

On March 4, 2003, a foreign national filed a complaint in the San Diego Superior Court against ZiaSun Technologies, Inc., a wholly-owned subsidiary of the Company (“ZiaSun”).  The complaint alleges that certain individuals, who are not parties in the lawsuit, persuaded the plaintiff to purchase shares of ZiaSun common stock and the complaint also alleges a failure to deliver a stock certificate.  ZiaSun does not have any ownership or control of the third party brokerage house from whom plaintiff claims to have purchased stock.  The plaintiff is seeking unspecified damages for the alleged fraud in the sale of the stock.  The Company believes that it has good defenses to the alleged claims and intends to vigorously defend against this lawsuit.

On July 9, 2003, the Company was served with a lawsuit that was filed on June 4, 2003 by Integris/Millennium Joint Venture, LLC in the Superior Court of California, County of San Mateo.  The lawsuit names INVESTools California, Telescan, and INVESTools Inc. as defendants.  The plaintiff alleges that in April 2003, INVESTools California breached a lease agreement by abandoning the leasehold premises and failing to pay monthly rent to the plaintiff.  The lawsuit also alleges fraudulent transfer and waste against all the defendants.  The plaintiff is seeking damages for rent owed for the remainder of the lease term and for miscellaneous cleanup, repair and storage costs.  The plaintiff is also seeking the seizure of the alleged fraudulently transferred assets and punitive damages.  The trial court entered judgment in favor of INVESTools Inc., dismissing each of Plaintiff’s claims against INVESTools Inc., after concluding that INVESTools Inc. is not subject to California’s jurisdiction.  The Company intends to vigorously defend the claims asserted against the remaining defendants.  The matter is set for dispositive motion on April 19, 2004 and the Company remains confident that the matter will be dismissed prior to trial.

The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company’s financial position or results of operation.

Item 4.        Submission of Matters to a Vote of Stockholders

During the fourth quarter of 2003, there were no matters submitted to a vote of the stockholders.

Part II

Item 5.        Market for Registrant’s Common Equity and Related Stockholder Matters

The Company

The Company’s common stock is traded on the American Stock Exchange under the symbol “IED.”  The following table sets forth, for the periods indicated, the high and low sales prices.  Prior to December 9, 2003, the Company’s common stock traded on the OTC Bulletin Board.

	Company Common Stock
	High	Low
2003
Quarter ended March 31	$0.39	$0.17
Quarter ended June 30	0.34	0.14
Quarter ended September 30	1.37	0.15
Quarter ended December 31	1.80	0.59

2002
Quarter ended March 31	$0.71	$0.25
Quarter ended June 30	0.51	0.25
Quarter ended September 30	0.51	0.08
Quarter ended December 31	0.40	0.06

On March 19, 2004, the closing price of the Company’s common stock as reported by the American Stock Exchange was $2.24.  As of March 19, 2004, the Company had 884 stockholders of record, and believes it has approximately 9,000 beneficial holders.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2003 with respect to the Company’s equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	3,779,359 - 4,329,359	$1.47	2,725,000 - 2,175,000
Equity compensation plans not approved by stockholders (2)	1,882,122	—	—
Total	5,661,481 - 6,211,481	$1.47	2,725,000 - 2,175,000

(1) This amount includes an option granted by the Company to its Chief Executive Officer in 2002.  The vesting of the options is contingent upon an event occurring in the future.  Based upon the terms of the option, the number of shares issuable upon exercise of the option, if any, will be between 50,000 to 550,000 shares at an exercise price of $0.18 per share.  The option was granted under the INVESTools 2001 Stock Option Plan, which was approved by stockholders.

(2) During 2003, the Company issued a total of 1,093,527 shares of common stock to its executive officers as payment in lieu of cash bonuses and a total of 60,000 shares of common stock to directors as compensation.  The Company also issued 15,000 shares of stock to members of the Advisory Board, subject to certain restrictions.

In December 2003, the Company issued 15,000 shares of the Company’s common stock to the two members of the Company’s Advisory Board and 15,000 shares to a Board member pursuant to Section 4(2) of the Securities Act.  The Advisory Board Members are prohibited from selling, transferring or any other disposition of the shares for two years from the date of the award.

Item 6.        Selected Financial Data

The following table sets forth selected historical consolidated financial data for the periods indicated.  The selected data should be read in conjunction with “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Company’s consolidated financial statements and notes thereto.

Statement of Operations

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Revenue	$73,420	$56,142	$52,691	$54,667	$23,620
Write downs of assets and other charges	—	—	(6,454)	(73,051)	—
Other income (expense)	78	(61)	(40)	367	17
Net income (loss) before income taxes	30	(1,650)	(8,020)	(67,446)	4,387
Net income (loss) from continuing operations before cumulative effect of accounting change	(1,500)	(1,456)	(8,020)	(70,547)	2,632
Cumulative effect of accounting change, net of tax	—	(28,417)	—	—	—
Net income (loss) available to common stockholders	$(1,500)	$(29,918)	$(7,913)	$(77,226)	$5,964
Net income (loss) per common share - diluted
Net income (loss) from continuing operations before cumulative effect of accounting change	$(0.03)	$(0.03)	$(0.25)	$(2.37)	$0.10
Net income (loss) from discontinued operations	$—	$—	$0.01	$(0.23)	$0.13
Cumulative effect of accounting change, net of tax	$—	$(0.68)	$—	$—	$—
Net income (loss) available to common stockholders	$(0.03)	$(0.71)	$(0.24)	$(2.60)	$0.23
Diluted weighted average shares outstanding	43,692	41,983	32,684	29,744	25,796

Balance Sheet Data

	December 31,
	2003	2002	2001	2000	1999
Working capital (deficit)	$321	$(986)	$(2,185)	$(542)	$6,373
Total assets	26,551	25,305	55,174	47,713	19,457
Total stockholders’ equity	13,867	15,166	44,344	42,099	15,736
Book value per share	$0.31	$0.35	$1.09	$1.29	$0.49

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

Forward-Looking Information

Certain matters discussed herein may contain forward-looking statements that are subject to risks and uncertainties.  Such risks and uncertainties include, but are not limited to, the following:

•                  the volatile nature of the securities business;

•                  the uncertainties surrounding the rapidly evolving markets in which the Company competes;

•                  the uncertainties surrounding technological change and the Company’s dependence on computer systems;

•                  the Company’s dependence on its intellectual property rights;

•                  the success of marketing efforts by third parties in revenue sharing agreements;

•                  the potential of increased governmental regulation of the telecommunications industry and the Internet; and

•                  the changing demands of students.

Should one or more of these risks or uncertainties materialize or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated.

Executive Overview

INVESTools Inc. (“INVESTools” or the “Company”) provides investor education primarily to the individual investor using tools and information available on the Company’s Web sites.  The Company offers a full range of products and services that provide lifelong learning in a variety of delivery formats, including instructor-led workshops, “at home” study programs and personal training sessions.  During 2003, the Company saw a 31% increase in revenue resulting from the demand for investor education and the strength of the Company’s strategy to work towards increasing the lifetime value to the student.  The increase in revenue, combined with efforts to control costs, resulted in a net loss from operations of $48,000, a 97% improvement over the $1.6 million loss from operations in 2002.

The Company was formed as the result of a merger between ZiaSun Technologies, Inc. (“ZiaSun”), a Nevada corporation and Telescan, Inc. (“Telescan”), a Delaware Corporation on December 6, 2001.  The merger was accounted for as a purchase with ZiaSun as the acquirer.  Therefore, the financial results for 2001 only include 25 days of operations for Telescan.

ZiaSun’s wholly owned subsidiary, Online Investor’s Advantage (“OIA”), acquired in April 1999, was a customer of Telescan. ZiaSun built the investor education business around Telescan’s sophisticated Web site of financial and analytical tools through a series of workshops and home study products.  During 2002, the Company brought in such brand partners as CNBC and BusinessWeek and started offering more products and services.

	For the year ended December 31,				% of Revenue			2003 vs. 2002		2002 vs. 2001
Operating Results	2003	2002	2001		2003	2002	2001	Change	%	Change	%
Revenue	$73,420	$56,142	$52,691		100%	100%	100%	$17,278	31%	$3,451	7%
Cost of revenue	41,209	25,411	22,794		56%	45%	43%	15,798	62%	2,617	11%
Selling Expense	18,482	17,491	18,429		25%	35%	31%	991	6%	(938)	(5)%
Contribution margin	13,729	13,240	11,468		19%	24%	22%	489	4%	1,772	15%
G & A expense (a)	13,777	14,829	12,994	(b)	19%	26%	25%	(1,052)	(7)%	1,835	14%
Operating earnings	$(48)	$(1,589)	$(1,526)		(0)%	(3)%	(3)%	$1,541	(97)%	$(63)	(4)%

(a)   Includes depreciation and amortization expenses.

(b)   Amount excludes write-down of investment of $6.5 million in 2001.

The Company sells investor education courses that teach individuals the INVESTools Method to manage their own investment portfolios and do their own due diligence and research.  This education is delivered through instructor-led workshops, home study products, and one-to-one teaching, known as the Personal Training System and includes a Toolbox Web site subscription.  The Company markets its workshop products through radio/television and print media as well as direct mailings or email, or in conjunction with events or conferences conducted by our co-marketing partners.

At workshop events satisfied graduates have the opportunity to purchase additional products.  This has become a significant revenue channel and source of increased lifetime value of each student.  Leads generated in the marketing process are additionally pursued through telemarketing efforts selling the entire range of products.

In addition to the recurring revenue represented by the sale of additional products to INVESTools students, the Company has strategically emphasized its efforts to get students to renew their Toolbox Web site subscriptions, achieving a 65% renewal rate with an average length of 11 months as of December 31, 2003.

Recent Developments

Acquisition of 360 Group

In February 2004, the Company announced the acquisition of Service Enhancement Systems, Inc., a California corporation operating under the assumed name 360 Group (“360 Group”) for $5.5 million.  360 Group, a San Rafael, California based agency, is a direct marketing company that provides services such as custom database development and management, strategic planning, media and list planning and buying, creative and production services, response management, and analytic services.  As a result of this transaction, all outstanding shares of 360 Group’s common stock were converted into the right to receive an aggregate of 829,645 shares of common stock of the Company and approximately $875,000 in cash.  The merger consideration paid at closing may be increased or decreased after closing for certain indebtedness and net working capital adjustments provided for in the merger agreement.  In addition to the merger consideration paid at closing, the Company will be obligated to pay up to an aggregate of 829,644 shares of stock of the Company and approximately $875,000 in cash as additional merger consideration in the form of earn out payments if certain future revenue targets are achieved in 2004 and 2005.  The Company used cash on hand to fund the cash portion of the merger consideration paid at closing.   In connection with the merger, Scott K. Waltz, the former Vice President, Client Services of 360 Group, was named Senior Vice President, Chief Marketing Officer of the Company, and Don Klabunde, the former Chief Information Officer of 360 Group, was named Vice President, Chief Information Officer of the Company.

360 Group has two core practices.  Its Education Group leverages experience with INVESTools, Score Education Centers and the University of Phoenix.  The Retail Group is anchored by Men’s Wearhouse, and leverages its experience with clients from Cricket Cellular, Levi’s, The North Face and Peet’s Coffee among others.

The Company views the acquisition as a strategic acquisition that works well financially and bolsters the Company’s management team. The Company believes that the 360 Group has been instrumental in increasing total student acquisition and return on marketing during the past 18 months.  360 Group has been managing all student acquisition efforts for the Company as well as building and coordinating the Company’s marketing database to improve student retention and cross-selling efforts since October 2002. This database is a significant strategic asset and will be critical to future profitability as the Company works toward increasing student lifetime value.

Revenue

	For the year ended December 31,				% of Revenue			2003 vs. 2002		2002 vs. 2001
	2003	2002	2001		2003	2002	2001	Change	%	Change	%
Workshops	$34,973	$31,720	$38,711		48%	56%	73%	$3,253	10%	$(6,991)	(18)%
Personal Training	14,679	2,274	—		20%	4%	0%	12,405	546%	2,274	—
Home Study	12,841	7,928	9,248		17%	14%	18%	4,913	62%	(1,320)	(14% )
Web Site Renewals	9,912	6,332	3,913		14%	11%	7%	3,580	57%	2,419	62%
Other online revenues	3,315	7,358	700	(a)	5%	13%	1%	(4,043)	(55)%	6,658	951%
Other revenue	1,545	1,521	349		2%	3%	1%	24	2%	1,172	336%
Change in deferred revenue	(3,845)	(991)	(230)		(5)%	(2)%	(0)%	(2,854)	(288)%	(761)	331%
Total revenue	$73,420	$56,142	$52,691		100%	100%	100%	$17,278	31%	$3,451	7%

(a)   Represents revenue for Telescan for only 25 days.

The Company’s initial product was workshops that taught people how to use the tools available on the Internet to manage their own investment portfolios.  The focus was on the Company’s Investor Toolbox Web site, developed by Telescan, which conveniently aggregated the tools in one place.  The Web site subscription is the foundation to all of the Company’s products.  The products teach people how to manage their investment portfolios using the tools available on the Web site.  The terrorist attack on the United States in September 2001 combined with the end of a decade long bull market in 2002 held revenues flat in that year.  The Company mapped out a strategy of increasing the lifetime value of the student, adding products and increasing distribution.  This strategy included the introduction of Personal Training System, and increasing the sales focus on student retention through renewals to the Web sites.  As a result of this shift in strategy, total revenues increased 7% in 2002 as compared to 2001 with personal training and sales of Web site renewals, both of which are higher margin products, increasing to offset the decline in workshop attendance.  This strategy continued to be effective in 2003 with total revenues increasing 31%, including a rebound in workshop revenues of 10% over 2002.

In the merger with Telescan, the Company acquired an additional online revenue source related to licensing and hosting Web sites for third parties and various subscription products.  In 2001 such results from Telescan are included for only 25 days.  These non-core revenues are gradually diminishing.

Deferred Revenue

Deferred revenue is the result of a contractual obligation to the student that continues after the point of sale and the collection of cash.  The revenue must be recognized as that obligation is satisfied.  Deferred revenue for the Company primarily comes from sales of Personal Training Systems and Web site subscriptions and renewals.  Revenue from personal training sessions is recognized into revenue over approximately four months as the customer completes their personal training sessions.  Web site subscriptions and renewals are recognized over the subscription period, which has increased to an average of 11 months as of December 31, 2003.

As discussed in the cost of revenue section, many cost elements associated with deferred revenues are expensed in the month of sale or sooner, including marketing, revenue share, commissions and credit card fees, leaving only the ongoing fulfillment cost for these products, primarily labor for Personal Training coaching and Web hosting expense.  Such ongoing fulfillment costs represent a small proportion of the related deferred revenues.  The net income implications are significant, as a substantial portion of deferred revenue that is recognized in a later period will result in operating income.  However, in a period of deferred revenue growth, such as 2003 when net deferred revenue increased by $3.8 million, the impact is that the greater proportion of costs related to this increase in deferred revenue were expensed in 2003, adversely affecting net income in proportion to such deferred revenue growth.

The Company anticipates that the continued success of its sale of personal training and renewals will continue to cause an increase in deferred revenues, particularly as new products introduced as part of the Company’s lifetime value of the student strategy all include bundled coaching products of up to eighteen sessions and bundled renewals of up to two years.

Cost of Revenue

	For the year ended December 31,			% of Revenue			2003 vs. 2002		2002 vs. 2001
Cost of Revenue	2003	2002	2001(a)	2003	2002	2001	Change	%	Change	%
Revenue	$73,420	$56,142	$52,691	100%	100%	100%
Revenue share	23,192	11,559	11,084	32%	21%	21%	$11,633	101%	$475	4%
Payroll cost	8,642	4,562	4,079	12%	8%	8%	4,080	89%	483	12%
Other	9,375	9,290	7,631	13%	17%	14%	(85)	1%	1,659	22%
Total cost of revenue	$41,209	$25,411	$22,794	56%	45%	43%	$15,798	62%	$2,617	11%

(a)  Includes results for Telescan for only 25 days.

The two main components of the Company’s cost of revenue are revenue share and payroll expense.  Changes in these components account for most of the change in cost of revenue and are due to changes in the mix between distribution channels and products.

In addition to the INVESTools branded distribution channels, the Company distributes its products through co-marketing partnerships and co-branding partnerships.  With the co-marketing partnerships, the Company’s partners with groups doing conferences or events at which the Company is not the only speaker on the agenda.  The partner bears all of the costs associated with the conference including the marketing and the facilities.  The Company pays a revenue share percentage to the co-marketing partner for sales made to leads sourced from these events.  These events draw significant numbers of participants that the Company would not otherwise have access to and offers the Company sales opportunities that management believes justifies the costs associated with them as follow-up workshop, telemarketing and Web site renewal sales will be on higher margin products.

The Company’s co-branding partnerships are more traditional branding relationships in that the revenue share compensates the branding partner only for the use of the brand.  At December 31, 2003, the Companys principal co-branding partners were BusinessWeek and CNBC.

The revenue share percentage is greatest for product sales through co-marketed relationships in consideration of the risks and costs assumed by such partners.  In 2003, the Company realized a significant increase in volumes through co-marketed relationship and compared to 2002 and 2001 and incurred revenue share expense at a higher rate.  The Company continues to increase its margins with additional product sales through these channels.

The increase in payroll cost was due in part to increasing telemarketing and workshop based sales commissions that are proportional to revenue growth.  The remaining increase represented the cost to fulfill the Personal Training System corresponding to the increment of $12 million of Personal Training System revenues in 2003.

Additionally, as more fully explained in deferred revenue, below, Personal Training System revenues and Web site subscription and renewal revenue are deferred and recognized over their periods of delivery.  However, certain corresponding costs of revenue elements including revenue share, commissions and credit card fee expense are expensed as incurred in the month of the sale.  Thus, in a period of substantial growth in deferred revenue, a certain increase in cost of revenues can be attributed to revenues not yet recognized.

Selling Expense

	For the year ended December 31,			% of Revenue			2003 vs. 2002		2002 vs. 2001
Selling expense	2003	2002	2001(a)	2003	2002	2001	Change	%	Change	%
Revenue	$73,420	$56,142	$52,691	100%	100%	100%
Marketing (b)	9,993	8,889	9,899	14%	16%	19%	$1,104	12%	$(1,010)	(10)%
Other	8,489	8,602	8,530	12%	15%	16%	(113)	(1)%	72	1%
Total selling expense	$18,482	$17,491	$18,429	25%	31%	35%	$991	6%	$(938)	(5% )

(a)  Includes results forTelescan for only 25 days.

(b) Marketing expense includes the related party expense itemized below:

Related party selling expense	$501	$4,880	$6,004	1%	9%	11%	$(4,379)	(90)%	$(1,124)	(19)%

Selling expense is primarily the cost of marketing the Company’s products through direct mail, email, and media buys.  Also included in selling are the costs of workshop previews where people have an opportunity to see a sample of the Company’s workshops in 90-minute sessions and register to attend a workshop following the preview.  Selling expense as a percentage of revenue has been decreasing every year as the Company has been moving more towards selling through the co-marketing partners, for which there is no marketing and limited travel and facility related elements of selling cost for the Company.  The decrease in selling expense as a percentage of revenue from 2001 to 2003 represents an offset to the increase in costs of revenues to the extent that revenue volume has increased through the co-marketed channels.

The related party expense component of selling expense is Generation Marketing LLC (“Gen M”).  At one time, five individuals owned Gen M, four of whom were former officers and directors of the Company.  The officers and directors of the Company each owned 16.75% of Gen M for a total of 67%.  Gen M handled a significant portion of the Company’s marketing needs from direct mail to media buys.  In 2002, the Company hired a second marketing agency to handle some of the marketing needs for one of the brands to reduce the Company’s reliance on a related party.  In May 2002 and February 2003, the former officers and directors sold their interests in Gen M to an unrelated third party and in February 2003, Scott Elder and Ross Jardine sold their interests in Gen M to an unrelated third party.  As such Gen M is no longer a related party.

General and Administrative Expense

	For the year ended December 31,			% of Revenue			2003 vs. 2002		2002 vs. 2001
G & A Expense	2003	2002	2001(a)	2003	2002	2001	%	Change	%	Change
Revenue	$73,420	$56,142	$52,691	100%	100%	100%
Payroll	8,355	8,366	4,203	11%	15%	8%	$(11)	(0)%	$4,163	99%
Other	5,422	6,463	8,791	7%	12%	17%	(1,041)	(16)%	(2,328)	(26)%
Total G & A expense	$13,777	$14,829	$12,994	19%	26%	25%	$(1,052)	(7)%	$1,835	14%

(a)  Includes results for Telescan for only 25 days.

General and administrative expenses continue to fall as the Company’s cost control measures take effect, principally in connection with the integration of the two merged companies since December 2001.  In 2001, general and administrative expense was unusually high due to amortization of goodwill of $4.5 million that is no longer required under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets.  Offsetting this increase is expense related to Telescan which is only included for 25 days.  While the Company does not expect to see general and administrative expenses continue to decrease it does expect to continue to leverage such expenses against growth in revenues and margins.

Liquidity

Cash Flows

During 2003, the Company generated $8 million from operations.  The Company received $3.7 million through federal and state income tax refunds primarily related to amending prior year tax returns for the 2001 write down of assets.  An additional $3.8 million was generated through the increase in the deferred revenue balance due to the increase in sales of Personal Training System, Web site subscriptions and renewals for which the cash was collected but the recognition of revenue was deferred.

During 2003, the Company began investing cash balances in Treasury Strips that are earning a 3% average rate of interest and have laddered maturities through 2007.  The Company has $7.8 million in such investments at December 31, 2003.

The Company began reinvesting in infrastructure during the fourth quarter of 2003 and expects to continue to do so in 2004, funding such investments from cash on hand and from operations.  The Company’s February 2004 acquisition of 360 Group required $875,000 at closing which was paid from cash on hand and will require additional cash payments of $438,000 in each of 2005 and in 2006 assuming certain performance targets are achieved in 2004 and 2005.

Primarily as a result of cash flow from operations, cash plus marketable securities increased from $5.2 million to $12.3 million during 2003.  Working capital increased to $321,000 from ($986,000) at December 31, 2002.  Working capital excluding deferred revenue, which is substantially a non-cash liability, increased to $8.9 million from $3.8 million at December 31, 2002.

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

The following table details the Company’s known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2003.

	Payments Due By Period
(in thousands)	Total	2004	2005 - 2006	2007 - 2008	There- after
Operating leases (1)	$1,271	$685	$586	$—	$—
Data and communications purchase agreements (2)	960	757	203	—	—
Management employment agreements (3)	—	—	—	—	—
Total contractual obligations	$2,231	$1,942	$789	$—	$—

(1) The Company’s operating leases include office space and operating facilities.  The terms of the agreements vary from 2003 until 2006.

(2) The Company has supply contracts with various vendors of financial data and communications services providing for minimum monthly commitments.  These contracts have terms from 2003 to 2004.

(3) The Company has entered into an employment agreement with a certain senior executive which requires the Company to make cash payments over the contractual period.

In March 2004, the employment agreement for the Chief Executive Officer was extended for three years.  Under the terms of the extended agreement the Company will be obligated to pay $413,000 in 2004, $850,000 in 2005 and 2006 and $71,000 in 2007.

In February 2004, as part of the acquisition of the 360 Group, the Company executed employment agreements with two new executives, Scott Waltz and Don Klabunde that have terms for three years.  Under these agreements, the Company will be obligated to pay these two executives $400,000 in 2004, $960,000 in 2005 and 2006 and $80,000 in 2007.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Consolidated Financial Statements, which have been prepared in accordance with GAAP.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.  Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.  For further information on the critical accounting policies, see Note 1 of the Notes to Consolidated Financial Statements.

Income Taxes

The provision for income taxes is calculated using the asset and liability method. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company provides valuation allowances against the deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the losses incurred during 2001, 2002 and for the first two quarters of 2003, the Company increased the valuation allowance to offset the net deferred tax asset at that time.  In determining the adequacy of the valuation allowance, which totaled $4.0 million as of December 31, 2003, management assesses the Company’s profitability by taking into account the present and anticipated amounts of domestic and international earnings, as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences.

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

Goodwill and Intangible Assets

The Company’s net goodwill balance was $12.0 million at December 31, 2003 and 2002. Goodwill is not amortized but tested for impairment at the reporting unit level on an annual basis, and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit’s goodwill may exceed its fair value.

A discounted cash flow model is used to estimate the fair value of a reporting unit. This model requires the use of long-term planning estimates and assumptions regarding industry-specific economic conditions that are outside the control of the Company. The annual test for impairment includes the selection of an appropriate discount rate to value cash flow information. The basis of this discount rate calculation is derived from several internal and external factors. These factors include, but are not limited to, the average market price of the Company’s stock, the number of shares of stock outstanding, the book value of the Company’s debt, a long-term risk free interest rate, and both market and size specific risk premiums. The Company’s annual goodwill impairment testing, performed during the fourth quarter of 2003, indicated that the fair value of all reporting units tested exceeded their respective book values and therefore no additional goodwill impairment testing was required. Due to uncertain market conditions, it is possible that estimates used for goodwill impairment testing may change in the future. Therefore, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

The Company has not materially changed its methodology for goodwill impairment testing for the years presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology or assumptions described above.

See Note 3, Goodwill and Other Intangible Assets for additional information on goodwill and other intangible assets.

Revenue Recognition

Revenue is not recognized until it is realized or realizable and earned.  The criteria to meet this guideline are: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) the price to the buyer is fixed or determinable, and 4) collectibility is reasonably assured.

The Company sells its products bundled together in many different ways.  Each sale is broken down into its specific element and revenue from each element is recognized according to the following policies:

Revenue stream	Recognition policy
Workshop revenue	Recognized at the end of the workshop
Home study revenue	Recognized upon shipping to customer
Personal Training System	Deferred upon receipt and recognized on a straight-line basis over contract period
Web site subscriptions and renewals	Deferred upon receipt and recognized on a straight-line basis over the subscription period
Web site hosting	Recognized over period of service which is monthly

The revenue for each element is calculated based upon the fair value of each separate element, which has been determined by prices paid when each product is sold separately.  From time to time, the Company offers these products together at a discounted rate.  The discount is allocated pro rata to each element of revenue.

Deferred revenue arises from subscriptions to the Web sites and personal training sessions because the payments are received before the delivery of service has been rendered.  Deferred revenue is recognized into revenue over the period of the contractual obligation.

The Company also sells gift certificates to attend workshops in the future.  Revenue from these sales is deferred until the certificate is used or expires.

Recently Issued Accounting Standards

In August 2001, the Financial Accounting Standards Board (“FASB”) approved SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), which will be effective for the fiscal year beginning January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted this statement during the first quarter of fiscal 2003. The adoption of SFAS 143 did not have a material impact on our financial condition, results of operations or cash flows.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables.  EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00- 21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard had no material impact on the Company’s consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003.  The Company adopted this Statement during the second quarter of fiscal 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”).  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. On November 7, 2003, FASB issued FASB Staff Position No. FAS 150-3 (“FSP 150-3”), “Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” FSP 150-3 deferred certain aspects of FAS 150. The Company adopted this statement during the second quarter of fiscal 2003. The adoption of SFAS No. 150 and FSP 150-3 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The Company adopted this statement during the fourth quarter of fiscal 2003. The adoption of SAB 104 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates.  During 2003, the Company invested excess cash in marketable securities that are subject to interest rate risk, which is not considered to be material to the Company.  The Company does not enter, or intend to enter, into derivative financial instruments for trading or speculative purposes.

Item 8.        Financial Statements and Supplementary Data

The financial statements are filed pursuant to Item 15(a)1.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company filed a Form 8-K on July 29, 2002 confirming the dismissal of Arthur Andersen LLP as the Company’s independent auditor and appointing KPMG LLP as the Company’s independent auditors.

Item 9A.     Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer (its principal executive officer and principal financial officer) of the effectiveness of the Company’s disclosure controls and procedures as defined in rules 13a – 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that these disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in its periodic filings under the Exchange Act.

Part III

Item 10.     Directors and Executive Officers of the Registrant

This item, including information regarding the Company’s audit committee and audit committee financial expert and information relating to the Company’s code of ethics that applies to its directors, executive officers and senior financial officers, is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

Item 11.     Executive Compensation

This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

Item 13.     Certain Relationships and Related Transactions

This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

Item 14.     Principal Accounting Fees and Services

This item is omitted because a definitive proxy statement which involves the election of directors will be filed with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

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

2.6

Agreement and Plan of Merger dated February 26, 2004, by and among INVESTools Inc., SES Acquisition Corp., Service Enhancement Systems, Inc., Ted B. Shuel and Jamie Lynn Speas Shuel, as Trustee of The Shuel Family Trust, Scott K. Waltz, individually, Ted B. Shuel, individually, and Jamie Lynn Speas Shuel, individually. (Incorporated by reference from INVESTools’ Current Report on Form 8-K filed on March 10, 2004.)

3.1	Amended and Restated Certificate of Incorporation of INVESTools Inc. (Included as Annex V to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
3.2	By-laws of INVESTools Inc. (Included as Annex VI to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
10.1	Amended Stock Option Plan of Telescan. (Incorporated by reference from Telescan’s Post-Effective Amendment No. 1 to Form S-8 filed February 2, 1994.)
10.2	Amended and Restated 1995 Stock Option Plan of Telescan. (Incorporated by reference from Telescan’s Registration Statement on Form S-8 filed November 21, 2000.)
10.3	2000 Stock Option Plan of Telescan. (Incorporated by reference from Telescan’s Registration Statement on Form S-8 filed November 21, 2000.)
10.4	Amended 1999 Stock Option Plan of ZiaSun. (Incorporated by reference from ZiaSun’s Post-Effective Amendment No. 1 to Form S-8 filed June 14, 2000.)
10.5	Non-Qualified Stock Option Agreement between ZiaSun and Allen D. Hardman. (Incorporated by reference from ZiaSun’s Registration Statement on Form 10-SB filed September 16, 1999.)
10.6	Lease Agreement between EsNET Properties L.C. and OIA, dated May 25, 1999. (Incorporated by reference from ZiaSun’s Registration Statement on Form 10-SB filed September 16, 1999.)
10.7	Lease Agreement between DC Mason Ltd. and OIA, dated October 7, 1998. (Incorporated by reference from ZiaSun’s Registration Statement on Form 10-SB filed September 16, 1999.)
10.8	Lease Agreement between Gordon Jacobson and OIA, dated June 22, 1999. (Incorporated by reference from the ZiaSun’s Registration Statement on Form 10-SB filed September 16, 1999.)
10.9	Non-Competition Agreement, dated March 8, 2000, between OIA and MIT, LLC. (Incorporated by reference from ZiaSun’s Current Report on Form 8-K filed on August 1, 2001.)
10.10*	Amended and Restated Employment Agreement by and between INVESTools Inc. and Lee K. Barba effective as of December 6, 2001. (1)
10.11

Termination Agreement and General Release by and between INVESTools Inc. and Scott Elder dated August 26, 2003. (Incorporated by reference from INVESTools’ Quarterly Report on Form 10-Q filed November 14, 2003.) (1)

10.12

Termination Agreement and General Release by and between INVESTools Inc. and Ross Jardine dated August 26, 2003. (Incorporated by reference from INVESTools’ Quarterly Report on Form 10-Q filed November 14, 2003.) (1)

10.13	Fifth Amendment to Lease Agreement by and between Telescan, Inc. and WiredZone Property, L.P., dated April 8, 2002.
10.14	Employment Agreement dated February 26, 2004 by and between Scott K. Waltz and INVESTools Inc. (Incorporated by reference from INVESTools’ Current Report on Form 8-K filed on March 10, 2004.) (1)
10.15	Employment Agreement dated February 26, 2004 by and between Don Klabunde and INVESTools Inc. (Incorporated by reference from INVESTools’ Current Report on Form 8-K filed on March 10, 2004.) (1)
21*	Subsidiaries of INVESTools. (Incorporated by reference from the joint statement/prospectus filed in Registration No. 333-67454.)
23.1*	Consent of KPMG LLP.
23.2	Information Regarding Consent of Arthur Andersen LLP. (Incorporated by reference from the Annual Report on Form 10-K filed on March 21, 2003.)
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer

*                                                                                         Indicates documents filed herewith.

(1)                                                                                  Management contracts or compensation plans or arrangements.

Reports on Form 8-K

Current report on Form 8-K furnished on November 13, 2003, announcing the Company’s third quarter earnings.

Current report on Form 8-K filed on December 2, 2003, providing information related to investor relations activities posted on the Company’s Web site.

Current Report on Form 8-K furnished on February 27, 2004, announcing the Company’s financial results for the year ended December 31, 2003.

Current Report on Form 8-K filed on March 10, 2004, announcing the acquisition of Service Enhancement Systems, Inc., a California corporation operating under the assumed name 360 Group.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Houston, State of Texas, on March 29, 2004.

INVESTools Inc.

By:	/s/ LEE K. BARBA
Lee K. Barba, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated

Signature	Title	Date

PRINCIPAL EXECUTIVE OFFICER:

/s/ LEE K. BARBA	Chief Executive Officer and Chairman of the Board	March 29, 2004
Lee K. Barba

PRINCIPAL FINANCIAL / ACCOUNTING OFFICER:

/s/ PAUL A. HELBLING	Chief Financial Officer	March 29, 2004
Paul A. Helbling

DIRECTORS:

/s/ MICHAEL H. GOLDSMITH	Director	March 29, 2004
Michael H. Goldsmith

/s/ DOUGLAS T. TANSILL	Director	March 29, 2004
Douglas T. Tansill

/s/ HANS VON MEISS	Director	March 29, 2004
Hans von Meiss

/s/ STEPHEN C. WOOD	Director	March 29, 2004
Stephen C. Wood

INDEPENDENT AUDITOR’S REPORT

The Board of Directors
INVESTools Inc.:

We have audited the accompanying consolidated balance sheets of INVESTools Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The accompanying 2001 consolidated financial statements of INVESTools Inc. and subsidiaries were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated April 12, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of INVESTools Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed, effective January 1, 2002, its method of accounting for goodwill and other intangible assets as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets and effective January 1, 2003, the Company changed its method of accounting for stock-based compensation by adopting Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation.

As discussed above, the 2001 consolidated financial statements of INVESTools Inc. and subsidiaries as listed in the accompanying index were audited by other auditors who have ceased operations.  As discussed in Note 1, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142.  In our opinion, the disclosures for 2001 in Note 1 are appropriate.  However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of INVESTools Inc. other than with respect to such reclassification adjustment and the transitional disclosures discussed above and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

KPMG LLP

Houston, Texas

February 26, 2004

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders of INVESTools Inc.:

We have audited the accompanying consolidated balance sheet of INVESTools Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001, and the related consolidated statement of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

INVESTOOLS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$4,458	$5,160
Marketable securities	7,808	—
Accounts receivable, net (allowance: $197; $150)	319	1,236
Tax receivable	—	2,379
Other current assets	420	378
Total current assets	13,005	9,153

Due from merchant account vendors	357	355
Goodwill and intangibles, net	12,357	12,443
Deferred tax assets	—	2,763
Furniture and equipment, net	832	591
Total assets	$26,551	$25,305

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	$8,622	$4,820
Accounts payable	1,391	2,850
Accrued payroll	1,544	1,095
Accrued tax liabilities	561	608
Other current liabilities	566	766
Total liabilities, current	12,684	10,139

Stockholders’ equity:
Common stock (44,189 and 43,206 shares issued and outstanding December 31, 2003 and 2002, respectively)	442	432
Additional paid-in capital	127,058	126,663
Accumulated other comprehensive loss	(2)	—
Deferred stock compensation	(293)	(91)
Accumulated deficit	(113,338)	(111,838)
Total stockholders’ equity	13,867	15,166

Total liabilities and stockholders’ equity	$26,551	$25,305

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001

Revenue	$73,420	$56,142	$52,691
Costs and expenses:
Cost of revenue	41,209	25,411	22,794
Selling expense	17,981	12,611	12,425
Related party selling expense	501	4,880	6,004
General and administrative expense	13,181	14,154	8,458
Depreciation and amortization expense	596	675	4,536
Write down of assets and other charges	—	—	6,454
Total costs and expenses	73,468	57,731	60,671
Net loss from operations	(48)	(1,589)	(7,980)
Other income (expense):
Gain (loss) on sale of assets	4	(2)	(38)
Interest income (expense) and other, net	74	(23)	(13)
Minority interest income (expense)	—	(36)	11
Total other income (expense)	78	(61)	(40)
Net income (loss) before income taxes, discontinued operations and cumulative effect of accounting change	30	(1,650)	(8,020)
Income tax expense (benefit)	1,530	(194)	—
Net loss from continuing operations before cumulative effect of accounting change	(1,500)	(1,456)	(8,020)
Loss from discontinued operations, net of tax	—	—	(132)
Gain on disposal of discontinued operations, net of tax	—	—	249
Net loss before cumulative effect of accounting change	(1,500)	(1,456)	(7,903)
Cumulative effect of accounting change	—	(28,417)	—
Net loss	(1,500)	(29,873)	(7,903)
Preferred stock dividend	—	(45)	(10)
Net loss attributable to common stockholders	$(1,500)	$(29,918)	$(7,913)
Net loss per common share – basic and diluted:
Net loss from continuing operations	$(0.03)	$(0.03)	$(0.25)
Net income from discontinued operations	—	—	0.01
Cumulative effect of accounting change	—	(0.68)	—
Net loss available to common stockholders	$(0.03)	$(0.71)	$(0.24)
Basic and diluted weighted average shares outstanding	43,692	41,983	32,684

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2003	2002	2001
Net loss	$(1,500)	$(29,873)	$(7,903)
Unrealized losses in marketable securities	(2)	—	—
Comprehensive loss	$(1,502)	$(29,873)	$(7,903)

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-In Capital
	Shares	Amount	Shares	Amount
Balance, December 31, 2000	—	$—	32,676	$33	$116,909
Net loss	—	—	—	—	—
4% convertible preferred stock dividends	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—
Issuance of common stock for services rendered	—	—	48	—	30
Stock received for sale of subsidiaries	—	—	—	—	—
Retirement of treasury stock	—	—	(1,087)	(1)	(1,340)
Increase in par value of common stock	—	—	—	284	(284)
Issuance of common stock for acquisition of Telescan	120	1	9,155	92	10,226
Reclass to equity of share rescission liability	—	—	—	—	314
Balance, December 31, 2001	120	$1	40,792	$408	$125,855
Net loss	—	—	—	—	—
4% convertible preferred stock dividends	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—
Issuance of common stock for bonuses	—	—	714	7	221
Options granted to officers for bonuses	—	—	—	—	350
Options granted to contractors	—	—	—	—	162
Expiration of share rescission offer	—	—	(78)	(1)	1
Conversion of preferred stock	(120)	(1)	1,708	17	59
Acquisition of minority interest	—	—	70	1	15
Balance, December 31, 2002	—	$—	43,206	$432	$126,663
Net loss	—	—	—	—	—
Amortization of deferred stock compensation	—	—	—	—	—
Change in comprehensive income	—	—	—	—	—
Repurchase of common stock	—	—	(268)	(3)	(198)
Issuance of restricted stock	——	—	15	—	12
Issuance of common stock for bonuses	—	—	1,154	12	277
Options granted under stock option plans	—	—	—	—	250
Stock issued due to option exercise	—	—	82	1	54
Balance, December 31, 2003	—	$—	44,189	$442	$127,058

The accompanying notes are an integral part of these consolidated financial statements.

	Treasury Stock	Accumulated Other Comprehensive Loss	Deferred Stock Compensation	Accumulated Deficit	Total
Balance, December 31, 2000	(800)	$—	$(36)	$(74,007)	$42,099
Net loss	—	—	—	(7,903)	(7,903)
4% convertible preferred stock dividends	—	—	—	(10)	(10)
Amortization of deferred stock compensation	—	—	36	—	36
Issuance of common stock for services rendered	—	—	—	—	31
Stock received for sale of subsidiaries	(541)	—	—	—	(541)
Retirement of treasury stock	1,341	—	—	—	—
Increase in par value of common stock	—	—	—	—	—
Issuance of common stock for acquisition of Telescan	—	—	—	—	10,318
Reclass to equity of share rescission liability	—	—	—	—	314
Balance, December 31, 2001	$—	$—	$—	$(81,920)	$44,344
Net loss	—	—	—	(29,873)	(29,873)
4% convertible preferred stock dividends	—	—	—	(45)	(45)
Amortization of deferred stock compensation	—	—	41	—	41
Issuance of common stock for bonuses	—	—	—	—	228
Options granted to officers for bonuses	—	—	—	—	350
Options granted to contractors	—	—	(132)	—	30
Expiration of share rescission offer	—	—	—	—	—
Conversion of preferred stock	—	—	—	—	75
Acquisition of minority interest	—	—	—	—	16
Balance, December 31, 2002	$—	$—	$(91)	$(111,838)	$15,166
Net loss	—	—	—	(1,500)	(1,500)
Amortization of deferred stock compensation	—	—	60	—	60
Change in comprehensive income	—	(2)	—	—	(2)
Repurchase of common stock	—	—	—	—	(201)
Issuance of restricted stock	—	—	(12)	—
Issuance of common stock for bonuses	—	—	—	—	289
Options granted under stock option plan	—	—	(250)	—	—
Stock issued due to option exercise	—	—	—	—	55
Balance, December 31, 2003	$—	$(2)	$(293)	$(113,338)	$13,867

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(1,500)	$(29,873)	$(7,903)
Reconciling adjustments:
Deferred tax expense	2,830	2,036	—
Depreciation and amortization	596	675	4,536
Amortization of discount on marketable securities	30	—	—
Cumulative effect of accounting change	—	28,417	—
Write off of and loss on equity investment	—	—	5,805
Accrued interest on share rescission	—	—	156
Discontinued operations	—	—	(117)
Changes in operating assets and liabilities, net of the effects of acquisitions
Decrease in accounts receivable	356	885	282
Increase in amounts due from related parties	—	—	(20)
(Increase) decrease due from merchant account vendor	561	(561)	(23)
Increase in deferred revenue	3,802	1,204	282
Increase (decrease) in accounts payable	(1,679)	(578)	975
Increase (decrease) in tax liabilities	2,277	(1,687)	(819)
Increase in payroll liabilities	716	704	515
Increase (decrease) in other receivables/liabilities	33	(855)	(620)
Other	(27)	102	119
Net cash provided by operating activities	7,995	469	3,168
Cash flows from investing activities:
Investment in marketable securities	(8,370)	—	—
Purchases of furniture and equipment	(767)	(822)	(88)
Proceeds of maturity of marketable security	600	—	—
Acquisition of Telescan, net of cash acquired of $696	—	—	(347)
Investment in affiliate	—	—	(250)
Other	—	(7)	40
Net cash used in investing activities	(8,537)	(829)	(645)
Cash flows from financing activities:
Payments on share rescission liability	—	(366)	(90)
Repurchase of common stock	(201)	—	—
Proceeds from exercise of stock options	55	—	—
Other	(14)	(44)	(27)
Net cash used in financing activities	(160)	(410)	(117)
Increase (decrease) in cash and cash equivalents:	(702)	(770)	2,406
Cash and cash equivalents:
Beginning of year	5,160	5,930	3,524
End of year	$4,458	$5,160	$5,930
Other non-cash investing and financing activities were as follows:
Stock issued for bonuses	$266	$228	$—
Options issued to employees	250	—	—
Options issued for bonuses	23	350	—
Conversion of preferred stock	—	76	—

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                                                              SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION

The Company

INVESTools Inc. and subsidiaries (the “Company” or “INVESTools”) offers a full range of investor education products and services that provide lifelong learning and support to self-directed investors, to help them improve their investment performance.  The Company teaches basic investing concepts in instructor-led classes, including workbooks and training manuals, investor conferences, one-on-one personal coaching and DVD home-study courses.

Corporate Background

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

ZiaSun and Telescan each own the following companies:

•                  ZiaSun owns 100% of Online Investors Advantage, Inc. (“OIA”).  OIA owns 100% of Investor Education California, LLC.  OIA also owns 100% of the following dormant companies that have no operations:  INVESTools Asia Pacific Pte., Limited (“INVESTools Asia”), INVESTools Hong Kong Ltd. (“INVESTools Hong Kong”), Seminar Marketing Group, Inc. (“SMG”) and Memory Improvement Systems, Inc. (“MIS”).  ..

•                  Telescan owns 100% of INVESTools, Inc., a California company, a dormant company with no operations (“INVESTools California”).

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

Segment Reporting

The Company consists of a single segment delivering investor education which provides lifelong learning and support to self-directed investors.  During the third quarter of 2003, the Company reorganized its management team in further support of its core Investor Education business.  The former Publishing and Business Services segment experienced a steady decline in revenue over the last two years and was considered non-core business since the Company’s Merger with ZiaSun and Telescan in 2001.  In management’s opinion, the Publishing and Business Services segment is an insignificant part of the Company’s operation.

Financial Instruments

The carrying value of the Company’s financial instruments approximate fair value.  Financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and other accrued liabilities.

Cash and Cash Equivalents

The Company considers all cash and cash investments with an original maturity of three months or less to be cash equivalents.  The Company has invested excess as follows (in thousand):

	2003	2002
Treasury strips	$7,808	$—
Money Markets (reported as cash equivalents)	859	88
Total	$8,667	$88

The amounts included in the consolidated financial statements approximate fair value at the balance sheet date.  The Company maintains deposits in banks, which may exceed the amount of federal deposit insurance available.  Management believes the potential risk of loss on these accounts to be minimal.

Marketable Securities

During 2003, the Company invested excess cash in marketable securities.  The cost of these securities was $7.8 million.  The Company has classified these marketable securities as available for sale under SFAS No. 115.  Accordingly, the securities are recorded at fair value and any unrealized gains or losses are included in accumulated other comprehensive income within stockholders’ equity.  As of December 31, 2003 the Company had recorded $2,000 in net unrealized losses on the securities which was composed of $3,000 of gross gains offset by $5,000 of gross losses.  The securities were purchased at a discount which is being amortized into income over the maturity of the security.  During 2003, the Company recognized $40,000 of interest income related to the marketable securities.  In November 2003, one security matured and the proceeds of $600,000 were reinvested in another Treasury Strip.  The market value of these securities, reflected in the balance sheet at December 31, 2003, was $7.8 million.

Accounts Receivable

Approximately 90% of the revenue received for workshops, products and Web site subscriptions are paid by credit cards.  The Company’s experience with chargebacks and refunds is nominal and no allowance for doubtful accounts is provided related to these receivables.  Receivables from customers billed for other services are reserved when collection becomes doubtful.

In 2001, in connection with the sale of two companies, the Company received notes receivables from the buyers totaling $150,000 due in two equal installments on June 15, 2003 and 2004.  No payment was received on June 15, 2003.  Management has determined collection of those receivables to be remote and has fully reserved the balance due at December 31, 2003 and 2002, respectively.

The Company had $197,000 and $150,000 in allowance for doubtful accounts at December 31, 2003 and 2002, respectively.  During the years ended December 31, 2003, 2002, and 2001, the Company recorded approximately $116,000, $89,000, and $160,000 in bad debt expense, respectively.

Due From Merchant Account Vendors

The Company uses merchant account vendors to process credit card transactions.  Under the terms of these agreements, the merchant account vendor has the right to withhold credit card funds to cover charge backs in the event the Company is unable to honor its commitments.  Such funds can be held for up to a year after the Company has terminated its relationship with the merchant account vendor.  At December 31, 2003, the Company has $357,000 of funds due from merchant account vendors.

Furniture and Equipment

Furniture and equipment is stated at cost less accumulated depreciation.  Depreciation is calculated on a straight-line method over the estimated useful lives of the assets, which range from two to five years.

Depreciation expense was approximately $509,000,  $600,000, and $56,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Following is a detail of the balance sheet account (in thousands):

	2003	2002
Furniture and equipment:
Computer and office equipment	$1,110	$575
Furniture	128	120
Leasehold improvements	85	645
Total furniture and equipment	1,323	1,340
Less: accumulated depreciation and amortization	(491)	(749)
Furniture and equipment, net	$832	$591

Investments

Periodically, the Company will invest in private companies or joint ventures.  When the investment is less than 20% of ownership and the Company does not have the ability to exercise significant influence over the entity’s operations, the Company accounts for the investment under the cost method.  Under this method, the value of the investment is adjusted only for capital contributions and distributions and the carrying value is monitored for impairment by reviewing operating performance and cash flow forecasts.  When the Company has an investment in a company that is between 20% and 50%, or the Company exercises significant influence over the operations, it is accounted for under the equity method where the investment balance is adjusted each period to reflect the proportionate change in earnings which is included in the income statement.  When the Company owns more than a 50% interest in a company, control is assumed and the entity is consolidated with the proportionate earnings and investment not controlled by the Company reflected in the consolidated financial results as minority interest.

At December 31, 2002, the minority interest amounts included in the financial statements represent the share of loss associated with the minority ownership interest in INVESTools Asia and INVESTools Hong Kong through July 31, 2002.  The Company acquired outstanding minority ownership in August 2002, and these operations were wholly owned subsequent to this acquisition.

Goodwill and Intangible Assets

Goodwill is related to purchase acquisitions and is recorded apart from intangible assets.  In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”).

Upon adoption of SFAS No. 142, amortization of existing goodwill ceased and the remaining book value is tested for impairment at least annually at the reporting unit level using a detailed impairment test.  Provisions of SFAS No. 142 states that any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle.  Any subsequent impairment loss recognized under the provisions of SFAS No. 142 is recorded as a charge to current period earnings.

On January 1, 2002, the Company adopted SFAS No. 142 and established its annual review for impairment as of December 31.  The Company recognized a write-down of goodwill in the amount of $28.4 million as of January 1, 2002.  Based on the analysis completed at December 31, 2003 and 2002, the Company’s review indicated no further impairment of Goodwill and Other Intangible Assets and no additional write-off was required.  The Company will review the carrying value of its goodwill for impairment on an annual basis or more frequently if deemed necessary.  At December 31, 2003 and 2002, the net book value of goodwill was $12 million.

The following unaudited pro forma results of operations data for the years ended December 31, 2003, 2002 and 2001 are presented as if the provisions of SFAS No. 142 had been in effect for all periods presented (amount in thousands except per share amounts):

	Years Ended December 31,
	2003	2002	2001

Net loss as reported:	$(1,500)	$(29,873)	$(7,903)
Add: cumulative effect of change in accounting principle	—	28,417	—
Add: goodwill amortization	—	—	4,480
Adjusted net loss	$(1,500)	$(1,456)	$(3,423)
Basic and diluted EPS:
Net loss	$(0.03)	$(0.71)	$(0.24)
Add: cumulative effect of change in accounting principle	—	0.68	—
Add: goodwill amortization	—	—	0.14
Adjusted net loss	$(0.03)	$(0.03)	$(0.10)

For further information regarding goodwill and other intangible assets, refer to Note 3.

Long Lived Assets

In accordance with the provisions of SFAS No. 121, the Company reviews long lived assets and goodwill for impairment.  During fiscal 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, the Company reviews long-lived assets, such as property, equipment and definite-lived intangibles subject to amortization, for impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. As required by SFAS No. 144, the Company uses an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. In addition, depreciation of the asset ceases. Losses on impaired assets are recorded as a separate component of operating expenses in the consolidated statements of operations.

The Company did not recognize any impairment of long-lived assets during the years ended December 31, 2003, 2002 and 2001.

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

Revenue Recognition

Revenue is not recognized until it is realized or realizable and earned.  The criteria to meet this guideline are: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) the price to the buyer is fixed or determinable, and 4) collectibility is reasonably assured.

The Company sells its products bundled together in many different ways.  Each sale is broken down into its specific element and revenue from each element is recognized according to the following policies:

Revenue stream	Recognition policy
Workshop revenue	Recognized at the end of the workshop
Home study revenue	Recognized upon shipping to customer
Personal Training System	Deferred upon receipt and recognized on a straight-line basis over contract period
Web site subscriptions and renewals	Deferred upon receipt and recognized on a straight-line basis over the subscription period
Web site hosting	Recognized over period of service which is monthly

The revenue for each element is calculated based upon the fair value of each separate element, which has been determined by prices paid when each product is sold separately.  From time to time, the Company offers these products together at a discounted rate.  The discount is allocated pro rata to each element of revenue.

Deferred Revenue

Deferred revenue arises from subscriptions to the Web sites and personal training sessions because the payments are received before the delivery of service has been rendered.  Deferred revenue is recognized into revenue over the period of the contractual obligation.

The Company also sells gift certificates to attend workshops in the future.  Revenue from these sales is deferred until the certificate is used or expires.

Foreign Currencies

The Company’s functional currency is the U.S. dollar.  Accordingly, foreign entities translate monetary assets and liabilities at year-end exchange rates, while non-monetary items are translated at historical rates.  Income and expense accounts are translated at the average rates in effect during the year, except for depreciation, which is translated at historical rates.  Gains and losses resulting from the translation of foreign financial statements and from foreign currency as of and for the years ended December 31, 2003, 2002 and 2001 have been immaterial.

Stock–Based Compensation

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123. This amendment provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In accordance with SFAS No. 148, the following table illustrates the effect on net loss and earnings per share if the fair value method of accounting for stock options had been applied to all outstanding and unvested stock awards in each reported period as follows (amounts in thousands except per share amounts):

	2003	2002	2001

Net loss as reported	$(1,500)	$(29,918)	$(7,913)

Add: Stock-based compensation recorded, net of taxes	60	—	—
Deduct: Pro forma stock-based compensation, net of taxes	(264)	(475)	(741)

Pro forma net loss	$(1,704)	$(30,393)	$(8,654)

Basic and diluted loss per share – as reported	$(0.03)	$(0.71)	$(0.24)
Basic and diluted loss per share – pro forma	(0.03)	(0.72)	(0.26)

The fair value of options granted were estimated using the Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001

Risk Free Factors	3.40% to 4.30%	3.10%	4.88% to 5.14%
Volatility factors	123.02% to 157.60%	145.94%	135.50% to 139.50%
Expected lives	7 to 10 years	5 years	7 to 10 years
Assumed dividend yield	—	—	—
Weighted average fair value of options granted	$0.24	$0.16	$0.69

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

Advertising Costs

Advertising costs are expensed when incurred and are included in general and administrative expenses.  Advertising costs for the years ended December 31, 2003, 2002 and 2001 were $10.0 million, $8.8 million, and $9.9 million, respectively.

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

Earnings (Loss) Per Share

Earnings (loss) per share are computed by using the weighted average number of shares of common stock outstanding.  At December 31, 2003, 2002 and 2001, there were approximately 592,000, 236,000 and 836,000 shares, respectively, of common stock potentially issuable with respect to stock options and convertible preferred stock, which were excluded from the net earnings (loss) per share calculation because the Company reported a net loss for those periods.

Recently Issued Accounting Standards

In August 2001, the FASB approved SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), which will be effective for the fiscal year beginning January 1, 2003. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted this statement during the first quarter of fiscal 2003. The adoption of SFAS 143 did not have a material impact on our financial condition, results of operations or cash flows.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables.  EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00- 21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of this standard did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 The Company adopted this Statement during the second quarter of fiscal 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS No. 150”).  SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after September 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. On November 7, 2003, FASB issued FASB Staff Position No. FAS 150-3 (“FSP 150-3”), Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. FSP 150-3 deferred certain aspects of FAS 150. The Company adopted this statement during the second quarter of fiscal 2003. The adoption of SFAS No. 150 and FSP 150-3 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The Company adopted this statement during the fourth quarter of fiscal 2003. The adoption of SAB 104 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Reclassifications

Certain prior years’ balances have been reclassified to conform to the current year’s presentation.  These inconsequential reclassifications had no impact on operating results.

2.                                                              ACQUISITIONS

2002 Acquisition

In August 2002, the Company terminated the joint venture agreement with Messrs. Hon Leong Chong and Eric Tan and purchased their 25% interest in INVESTools Asia and their ownership of INVESTools Hong Kong, a development stage entity, formed in 2001 (see discussion later in this Note).  In consideration for selling their interest in the INVESTools Asia and INVESTools Hong Kong companies, the Company reimbursed Messrs. Chong and Tan for their original capital contribution to INVESTools Asia equal to a total of approximately $14,000 and issued a total of 70,000 shares of the Company’s common stock to them.  Messrs. Chong and Tan remained employed by the Company as directors of the Asia and

Hong Kong companies.

In May 2003, the Company closed the offices in Asia and terminated the contracts with Messrs. Chong and Tan.  The INVESTools Asia customers continue to be serviced out of the Provo office.

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

The Merger was accounted for under the purchase method of accounting.  Although ZiaSun and Telescan are both wholly-owned subsidiaries of INVESTools, ZiaSun was deemed the acquirer of Telescan for accounting purposes.  Costs that ZiaSun incurred related to the acquisition totaling $1 million are included in the purchase price.  Costs that Telescan incurred related to the acquisition were expensed on Telescan’s financial statements prior to the date of the opening balance sheet.

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

Upon the closing of the Merger, certain officers of ZiaSun were entitled to receive Merger Transition Awards (as defined in the merger agreement) totaling $3.4 million in cash that vest on the anniversary date of the Merger until the third anniversary date of the Merger as long as these officers are still employed with the Company.  In August, 2002, the total amount of these awards was decreased to $400,000, all of which was expensed in 2002.

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

The following unaudited pro forma results of operations for the year ended December 31, 2001, assumes the acquisition of Telescan occurred on January 1, 2001, and assumes the purchase price has been allocated to the assets purchased and the liabilities assumed based on their values at the date of acquisition.  Pro forma net loss includes amortization of the intangible assets and the one time adjustment of $661,000 related to salary adjustments related to the Merger.

(in thousands, except per share data)	2001

Total revenue	$69,441
Net loss from continuing operations	(18,978)
Net loss attributable to common stockholders	(19,099)
Diluted loss per share from continuing operations	(0.54)

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

Asia

On September 7, 2001, OIA along with two Singapore individuals entered into a Joint Venture Agreement under which the parties formed a Singapore corporation, INVESTools Asia, to expand OIA’s business in the Asian marketplace, including the performance of marketing services, the distribution of OIA’s materials and conducting workshops initially in Singapore, Malaysia, Brunei and Hong Kong.  Prior to the acquisition discussed above under “2002 Acquisition,” INVESTools Asia was 75% owned by OIA and 25% owned by the individuals.

3.                                                              GOODWILL AND INTANGIBLE ASSETS

The Company has goodwill related to two acquisitions; the acquisition of OIA in 1999 and the acquisition of Telescan in 2001.  In accordance with SFAS No. 142, goodwill is no longer amortized, but tested for impairment annually.  In connection with the preparation of the financial statements as of December 31, 2003 and 2002, the Company compared the carrying value of the goodwill to the fair value of the reporting units and determined that no additional impairment was warranted.

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

The carrying value of goodwill attributable to each reporting unit was as follows (in thousands):

	Investor Education	Publishing and Business Services	Total
Balance at December 31, 2001	$40,445	$—	$40,445
Adjustment to purchase price allocation	(70)	—	(70)
Impairment charge	(28,417)	—	(28,417)
Balance at December 31, 2002	$11,958	$—	$11,958
Impairment charge	—	—	—
Balance at December 31, 2003	$11,958	$—	$11,958

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

(in thousands)	ProSearch	Marketing/ Publishing Engine
Balance at December 31, 2001	$248	$247
Additions	60	—
Amortization	(25)	(50)
Balance at December 31, 2002	$283	$197
Additions	—	—
Amortization	(31)	(50)
Balance at December 31, 2003	$252	$147

In 2002, the Company entered into an agreement with a third party to improve ProSearch with new features for subscribers, thus enhancing the value of the intangible asset.

Amortization of the intangibles for the next five years and thereafter is as follows (in thousands):

Years Ending December 31,

2004	$81
2005	81
2006	78
2007	31
2008	31
Thereafter	97
Total	$399

4.                                                              INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Current:
Federal	$(1,198)	$(2,391)	$—
State	(102)	161	—
Deferred:	—
Federal	2,467	2,385	—
State	363	(349)	—
Total income tax expense (benefit)	$1,530	$(194)	$—

During 2003, the Company paid $218,000 in state income taxes and no federal income taxes.  The Company received cash refunds of  $3.7 million of state and federal taxes paid in prior years.  The Company paid $696,000 in state and federal income taxes in 2001.

The following table reconciles the differences between the statutory Federal income tax rate and the effective tax rate for continuing operations (in thousands):

	Years Ended December 31,
	2003	2002	2001
Federal statutory rate	$10	$(561)	$(2,727)
State income taxes, net of Federal income tax benefit	1	(124)	—
Expenses not deductible for tax purposes	65	(30)	1,545
Disallowed loss on foreign subsidiaries	—	—	15
Effect of net income not subject to taxing jurisdictions	(77)	—	—
Adjustment to valuation allowance	2,763	1,945	2,376
Change in deferred tax rate	—	(826)	—
Federal/State tax refund recognition	(1,198)	—	—
Other	(34)	(598)	(1,209)
Total income tax expense (benefit)	$1,530	$(194)	$—

The tax effects of temporary differences that give rise to significant portions of the Federal and state deferred tax assets are comprised of the following (in thousands):

	Years Ended December 31,
	2003	2002
Deferred tax liabilities	$—	$—
Deferred tax assets:
Allowance for bad debts	77	59
Accrued liabilities	389	480
Book/tax depreciation	154	997
Net operating loss carry forward	3,353	5,548
Total deferred tax assets	3,973	7,084
Valuation allowance	(3,973)	(4,321)
Net deferred tax assets	$—	$2,763

At December 31, 2003, the Company had available approximately $8.5 million of net operating loss carry forwards for federal income tax purposes.  This carry forward, which may provide future tax benefits, begins to expire in 2021.  Additionally, U.S. Federal income tax law limits a corporation’s ability to utilize net operating losses if it experiences an ownership change of greater than 50% over a three-year period.  The Company’s utilization of its net operating loss is subject to an annual limitation of $477,000.

In assessing the realizability of deferred tax assets at December 31, 2003, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Due to the losses incurred during 2001, 2002 and for the first two quarters of 2003, the Company increased the valuation allowance to offset the net deferred tax asset at June 30, 2003.  As of December 31, 2003, the valuation allowance was $4.0 million.  The net operating loss carryforward of $3.4 million includes $384,000 of net operating loss caryforwards that have been added since the merger and are not subject to any restrictions.   Management will continue to evaluate the carrying value of its deferred tax assets and is optimistic that the Company will generate taxable income in the future that will allow the recognition of these deferred tax assets.

5.                                                              COMMITMENTS AND CONTINGENCIES

Commitments

Interest Paid

The Company paid $3,000, $3,000, and $8,000, for interest during the years ended December 31, 2003, 2002 and 2001, respectively.

Operating Leases

The Company has commitments to lease office space in six locations through 2006.  Two of these leases are on a month-to-month basis and the remaining four are non-cancelable leases.  At December 31, 2002, the Company had modified its lease in Houston to month-to-month and reduced the rent expense to $6,000 per month, beginning in May 2003.  The Company is expanding it operations in Provo, Utah to increase lease space by 2000 square feet to a total of 32,000 square feet by April 2004.  This will increase the rent $5,000 per month beginning in April 2004.  This increased rent is included in the future minimum payment amounts shown below.

The Company also continues to lease space for data center operations at a rate of $13,000 per month for a term running through April 2005.

Rent expense for property leases totaled $878,000, $1.1 million, and $371,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

Lease expense for operating leases totaled $951,000, and $62,000 for the years ended December 31, 2002 and 2001, respectively.  By the end of 2002, the Company had terminated all operating leases covering equipment.

Future minimum payments under non-cancelable leases are as follows (in thousands):

Years Ending December 31,

2004	$685
2005	373
2006	213
Thereafter	—
Total	$1,271

Employment Agreements

The Company has entered into an employment agreement with its Chief Executive Officer which requires the Company to make cash payments for compensation over a three year contractual period.

Contingencies

From time to time, the Company is involved in certain legal actions arising from the ordinary course of business.  It is the opinion of management that such litigation will be resolved without a material adverse effect on the Company’s financial position or results of operations.

On March 4, 2003, a foreign national filed a complaint in the San Diego Superior Court against ZiaSun.  The complaint alleges that certain individuals, who are not parties in the lawsuit, persuaded the plaintiff to purchase shares of ZiaSun common stock and the complaint also alleges a failure to deliver a stock certificate.  ZiaSun does not have any ownership or control of the third party brokerage house from whom plaintiff claims to have purchased the stock.  The plaintiff is seeking unspecified damages for the alleged fraud in the sale of the stock.  The Company believes that it has good defenses to the alleged claims and intends to vigorously defend against this lawsuit.

On July 9, 2003, the Company was served with a lawsuit that was filed on June 4, 2003 by Integris/Millennium Joint Venture, LLC in the Superior Court of California, County of San Mateo.  The lawsuit names INVESTools California, Telescan, and INVESTools Inc. as defendants.  The plaintiff alleges that in April 2003, INVESTools California breached a lease agreement by abandoning the leasehold premises and failing to pay monthly rent to the plaintiff.  The lawsuit also alleges fraudulent transfer and waste against all the defendants.  The plaintiff is seeking damages for rent owed for the remainder of the lease term and for miscellaneous cleanup, repair and storage costs.  The plaintiff is also seeking the seizure of the alleged fraudulently transferred assets and punitive damages.   The trial court entered judgment in favor of INVESTools Inc., dismissing each of Plaintiff’s claims against INVESTools Inc., after concluding that INVESTools Inc. is not subject to California’s jurisdiction.  The Company intends to vigorously defend the claims asserted against the remaining defendants.  The matter is set for dispositive motion on April 19, 2004 and the Company remains confident that the matter will be dismissed prior to trial.

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

As part of the Merger, holders of Telescan 4% Convertible Preferred Stock received 120,000 shares of INVESTools 4% Convertible Preferred Stock.  In accordance with the agreement to which the stock was issued, on May 15, 2002 the 120,000 outstanding shares of the Series A Convertible Preferred Stock converted into 1,666,667 shares of common stock.  Accrued dividends of $75,000 were converted into 41,667 shares of common stock in accordance with the preferred stock agreement.  At December 31, 2003, there are no shares of preferred stock outstanding.

Common Stock Activity

2003

In the fourth quarter of 2003, the Company purchased approximately 268,000 shares of the Company’s common stock for approximately $200,000.  The shares were subsequently retired.

In 2003, the Company compensated officers with approximately 1,094,000 shares of common stock in lieu of cash payment for bonuses.  The Company issued 60,000 shares of common stock to outside members of the Board of Directors as part of their compensation for service on the Board.  The Company recognized $289,000 of expense related to these share awards, which represented the fair value of the awards.

In December 2003, the Company issued 15,000 shares of the Company’s stock to the two members of the Company’s Advisory Board.  The individuals are prohibited from selling, transferring or any other disposition of the shares for two years from the date of the award.  The Company recognized approximately $12,000 of cost associated with this award and it is being recognized into income ratably over the two year term of the agreements granting the stock.

2002

In 2002, the Company compensated officers with a total of approximately 694,000 shares in lieu of cash payment of bonuses.  During the third quarter, the Company also issued to the outside members of the Board of Directors a total of 20,000 shares of common stock as payment in lieu of cash bonuses.  The Company recorded expense of $187,000, the estimated fair value of the stock issued.

As part of the compensation to Messrs. Chong and Tan for their minority interest in INVESTools Asia and INVESTools Hong Kong, the Company issued each of them 35,000 shares of common stock in December 2002.  The Company recognized $16,000 of additional consideration for the acquisition of the minority interest in connection with the share issuance.

As part of finalizing the share rescission offer to former stockholders initiated in 2001, the Company received approximately 78,000 shares from employees during the first quarter of 2002.  The Company retired these shares upon receipt.  Refer to Note 13 below for more information.

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

Description of Plans

INVESTools 2001 Stock Option Plan

This plan is the only plan out of which the Company can grant options at this time.  The Company has reserved 6 million shares for grant under this plan, which was approved by stockholders in December 2001, for issuance to officers, directors and employees.  Incentive options are granted at fair market value of the Company’s common stock at the date of grant, as determined by the Board of Directors, and generally expire ten years from the date of grant.

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

INVESTools California Stock Option Plans

The Company reserved 13,139 shares of its common stock for issuance under three stock option plans for employees and consultants of INVESTools California.  No new options are being granted under these plans.  Options granted under these plans were granted at fair market value at the date of grant and generally expire ten years from the date of grant.

ZiaSun Stock Option Plans

The Company reserved 1,296,600 shares of its common stock for issuance under one stock option plan for the officers, employees and former directors of ZiaSun.  No new options are being granted under this plan.  Options granted under this plan were granted at fair market value at the date of grant and generally expire ten years from the date of grant.  In 2000 one grant from this plan was granted at a discount and deferred compensation of approximately $50,000 was recorded at the date of grant.  Deferred compensation expense of $36,000 was recognized into the consolidated statements of operation in 2001.

Employee Stock Option Plan Activity

The following is a summary of option activity under these plans:

	Total Shares Under Option	Weighted Average Exercise Price
Balance December 31, 2000	325,400	$5.36
Grants related to Telescan’s acquisition	596,020	10.78
Granted:
ZiaSun grants	1,366,500	0.75
New INVESTools grants	2,050,000	0.49
Cancelled	(267,624)	3.43
Balance December 31, 2001	4,070,296	2.28
Granted	600,000	0.18
Cancelled	(283,101)	8.85
Balance December 31, 2002	4,387,195	1.57
Exercised	(81,500)	0.67
Granted	1,029,500	0.29
Cancelled	(1,555,836)	.99
Balance December 31, 2003	3,779,359	$1.47

The following table summarizes information about options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Years of Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.00 —$2.50	3,281,054	7.77	$0.49	1,201,054	$0.61
$2.51 —$5.00	365,812	6.45	3.60	296,398	3.61
$5.01 —$7.50	45,310	3.46	6.35	45,310	6.35
$7.51 —$10.00	15,027	5.32	8.91	15,027	8.91
$10.01 —$50.00	72,156	5.64	30.59	72,156	30.59
	3,779,359	7.54	$1.47	1,629,945	$2.72

8.                                                              EMPLOYEE BENEFITS

In the first quarter of 2003, the defined contribution 401(k) Profit Sharing Plans for the employees of OIA and Telescan were consolidated into one plan, the INVESTools 401(k) Plan.  The plan provides participants with a mechanism for making contributions for retirement savings.  Each participant may contribute specified amounts of eligible compensation.  The Company matches participant contributions up to 1% of salary.

9.                                                              RELATED PARTIES

The related party expense component of selling expense is Generation Marketing LLC (“Gen M”).  At one time, five individuals owned Gen M, four of whom were former officers and directors of the Company.  The officers and directors of the Company each owned 16.75% of Gen M for a total of 67%.  Gen M handled a significant portion of the Company’s marketing needs from direct mail to media buys.  In 2002, the Company hired a second marketing agency to handle some of the marketing needs for one of the brands to reduce the Company’s reliance on a related party.  In May 2002 and February 2003, the former officers and directors sold their interests in Gen M to an unrelated third party and in February 2003, Scott Elder and Ross Jardine sold their interests in Gen M to an unrelated third party.  As such Gen M is no longer a related party.

The Company paid $500,000, $4.9 million and $6 million in marketing expenses to Generation Marketing for the period January 1, 2003 to February 28, 2003 and for the years ended December 31, 2002 and 2001, respectively.

10.                                                       SEGMENT REPORTING

The Company consists of a single segment delivering investor education, which provides lifelong learning and support to self-directed investors.  During the third quarter of 2003, the Company reorganized its management team in further support of its core Investor Education business.  The former Publishing and Business Services segment experienced a steady decline in revenue and was considered non-core business since the Merger in 2001.  In management’s opinion, the Publishing and Business Services segment is an insignificant part of the Company’s operation.

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

12.                                                       INVESTMENTS

In July 2000, the Company entered into a venture fund agreement with the McKenna Group, a third party entity.  The name of the newly formed fund is McKenna-ZiaSun (“MKZ” or the “Fund”).  The purpose of the Fund is to invest in emerging, early-stage technology companies, either through the McKenna Venture Accelerator, now know as McKenna Capital, LLC (“MVA”), a limited liability company formed in July 2000, or through other means as determined by the Investment Board of MKZ.  Under the terms of the venture fund agreement, as amended, the Company shall receive 60% of the distributed profits of MKZ, and the McKenna Group will receive 40%.  The accounts of MKZ have been consolidated with those of the Company and its subsidiaries as ZiaSun controls the investment making decisions of the Fund.  The Company recorded operating expense related to MKZ of approximately $649,000 included in the Statement of Operations under the caption “Write down of assets and other charges,” in 2001.

Under the original MKZ agreement, the Company agreed to fund MKZ with $15 million.  However, in April 2001, the Company and McKenna Enterprises, Inc. agreed to limit ZiaSun’s commitment to MKZ to $9.2 million, $7.5 million of which had been contributed to MKZ during the year ended December 31, 2000.  As of December 31, 2000, the Company had an outstanding commitment to MKZ in the amount of $1.7 million.  During 2001, the Company contributed $250,000 to MKZ.  By agreement between the McKenna Group, McKenna Enterprises, Inc. and ZiaSun in December 2001, certain assets and liabilities of the Fund were specifically assumed by the parties with McKenna Enterprises, Inc. taking 100% ownership of certain equity investments and assuming responsibility for a $504,000 funding obligation to MVA and ZiaSun taking 100% ownership of the investment in MVA and assuming responsibility for a $1.4 million funding obligation to MVA.  MKZ had no other assets and liabilities than those described herein.

The Company has determined that the best use of its liquid assets is to keep them available to finance its Investor Education segment.  In April 2002, the Company reached an agreement with the other parties that it will contribute its investment in MVA to MVA as in-kind satisfaction of its $1.4 million funding obligation.

The Company has certain investments valued at zero, which it acquired in its merger with Telescan.  All such investments had been earlier written off by Telescan.

The Company accounted for its investment in MVA under the equity method of accounting.  The Company recorded approximately $1.2 million in 2001, related to equity in losses of MVA.  In conjunction with the agreement to liquidate its investment in MVA, as disclosed above, the Company believes its investment in MVA is impaired.  The Company recorded a non-cash charge of approximately $4.6 million related to the impairment of its investment in MVA.  Both the equity in losses and the write down of the investment are included in the Statement of Operations under the caption “Write down of assets and other charges.”

13.                                                       SHARES SUBJECT TO RESCISSION

In September 2000, the Company acquired all of the issued and outstanding shares of Seminar Marketing Group, Inc. (“SMG”) for 370,000 shares of unregistered and restricted shares of the Company’s common stock.  The issuance of these shares was intended to be issued in a transaction exempt from the registration requirements under the Securities Act of 1933, as amended (“Securities Act”) pursuant to Rule 506 of Regulation D. Upon subsequent review of the transaction by the Company’s attorneys, it was determined that the issuance of the shares did not meet the technical requirements of the Securities Act.  In January 2001, the Company made an offer of rescission to the former SMG stockholders pursuant to which they would be compensated with a cash amount equal to the consideration paid for the shares originally granted plus the statutory rate of interest of 12%.  The SMG stockholders had until February 6, 2002 to accept or reject the offer.  During 2001, the Company paid approximately $90,000 to SMG stockholders to rescind their shares.  All but six SMG stockholders accepted the offer to rescind the shares.  The liability at December 31, 2001 of $366,000 does not include the amount reclassified from the share rescission liability into additional paid in capital related to these six stockholders as the deadline for these individuals had passed and the possibility of having any of these individuals later exerting their rights to the rescission offer is considered very remote.

14.                                                       SUBSEQUENT EVENTS

Acquisition of 360 Group

In February 2004, the Company announced the acquisition of Service Enhancement Systems, Inc., a California corporation operating under the assumed name 360 Group (“360 Group”) for $5.5 million.  360 Group, a San Rafael, California based agency, is a direct marketing company that provides services such as custom database development and management, strategic planning, media and list planning and buying, creative and production services, response management, and analytic services.  As a result of this transaction, all outstanding shares of 360 Group’s common stock were converted into the right to receive an aggregate of 829,645 shares of common stock of the Company, $0.01 par value per share (the “Company Shares”) and approximately $875,000 in cash.  The merger consideration paid at closing may be increased or decreased after closing for certain indebtedness and net working capital adjustments provided for in the merger agreement.  In addition to the merger consideration paid at closing, the Company will be obligated to pay up to an aggregate of 829,644 shares of common stock of the Company and approximately $875,000 in cash as additional merger consideration in the form of earn out payments if certain future revenue targets are achieved in 2004 and 2005.  The Company used cash on hand to fund the cash portion of the merger consideration paid at closing.   In connection with the merger, Scott K. Waltz, the former Vice President, Client Services of 360 Group, was named Senior Vice President, Chief Marketing Officer of the Company, and Don Klabunde, the former Chief Information Officer of 360 Group, was named Vice President, Chief Information Officer of the Company.

15.                                                       UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS

	Quarters Ended
(in thousands, except per share data)	12/31/03	9/30/03	6/30/03	3/31/03

Revenue	$23,976	$17,437	$18,127	$13,880
Net income (loss)	$687	$484	$(1,744)	$(927)
Basic earnings per share of stock
Income (loss) from continuing operations	$0.01	$0.01	$(0.04)	$(0.02)

Net income (loss)	$0.01	$0.01	$(0.04)	$(0.02)

Weighted average shares outstanding - basic	46,063	43,910	43,423	43,206

Diluted earnings per share of common stock
Income (loss) from continuing operations	$0.01	$0.01	$(0.04)	$(0.02)

Net income (loss)	$0.01	$0.01	$(0.04)	$(0.02)

Weighted average shares outstanding - diluted	44,214	44,407	43,423	43,206

	Quarters Ended
	12/31/02	9/30/02	6/30/02	3/31/02

Revenue	$16,028	$12,228	$14,466	$13,420
Income from continuing operations before cumulative effect of accounting change	603	(367)	(838)	(854)
Cumulative effect of change in accounting principle	(243)	10	—	(28,184)
Net income (loss)	$360	$(357)	$(838)	$(29,038)
Basic earnings per share of stock
Income (loss) from continuing operations	$0.01	$(0.01)	$(0.02)	$(0.02)
Cumulative effect of change in accounting principle	(0.00)	—	—	(0.69)

Net income (loss)	$0.01	$(0.01)	$(0.02)	$(0.71)

Weighted average shares outstanding - basic	42,893	42,653	41,578	40,778

Diluted earnings per share of common stock
Income (loss) from continuing operations	$0.01	$(0.01)	$(0.02)	$(0.02)
Cumulative effect of change in accounting principle	$(0.00)	$—	$—	$(0.69)

Net income (loss)	$0.01	$(0.01)	$(0.02)	$(0.71)

Weighted average shares outstanding - diluted	42,943	42,653	41,578	40,778

Earnings per share are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings per share may not equal the total for the year.