Form 10-Q
period 2004-03-31
INVESTOOLS INC
filed 2004-05-17
CIK 1145124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED March 31, 2004

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

Yes ☐	No ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

$.01 par value per share Common Stock: 45,295,897 as of May 10, 2004

INVESTOOLS INC. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended March 31, 2004

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

INVESTOOLS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,485	$4,458
Marketable securities	7,160	7,808
Accounts receivable, net (allowance: $183, $197)	967	319
Other current assets	1,049	420
Total current assets	17,661	13,005

Restricted cash	1,857	357
Goodwill and intangibles, net	15,254	12,357
Furniture and equipment, net	1,400	832

Total assets	$36,172	$26,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	$12,156	$8,622
Accounts payable	4,353	1,391
Accrued payroll	2,372	1,544
Accrued tax liabilities	562	561
Other current liabilities	781	566
Total liabilities, current	20,224	12,684

Stockholders’ equity:
Common stock (45,276 and 44,189 shares issued and outstanding, respectively)	453	442
Additional paid-in capital	130,226	127,058
Accumulated other comprehensive income (loss)	35	(2)
Deferred compensation	(1,210)	(293)
Accumulated deficit	(113,556)	(113,338)

Total stockholders’ equity	15,948	13,867

Total liabilities and stockholders’ equity	$36,172	$26,551

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2004	2003

Revenue	$22,973	$13,880

Costs and expenses
Cost of revenue	13,230	7,395
Selling expenses	5,120	3,688
Related party selling expense	—	501
General and administrative expense	4,601	2,971
Depreciation and amortization expense	158	231

Total costs and expenses	23,109	14,786

Net loss from operations	(136)	(906)

Other income (expense)
Loss on sale of assets	(18)	—
Interest income and other, net	(61)	(21)

Total other expense	(79)	(21)
Loss before income tax expense	(215)	(927)
Income tax expense	3	—

Net loss	$(218)	$(927)

Net loss per common share - basic and diluted	$(0.00)	$(0.02)
Weighted average common shares outstanding - basic and diluted	44,578	43,206

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(218)	$(927)
Reconciling adjustments:
Depreciation and amortization	158	231
Changes in operating assets and liabilities
Increase in accounts receivable	(292)	(498)
Increase in restricted cash	(1,500)	—
Increase in other current assets	(454)	(82)
Increase in accounts payable	1,967	609
Increase in deferred revenue	2,965	740
Increase (decrease) in accrued payroll	648	(149)
Increase in other current liabilities	211	163
Increase (decrease) in taxes receivable/payable	(2)	2,362
Other	25	8

Net cash provided by operating activities	3,508	2,457
Cash flows from investing activities:
Sale of marketable securities	715	—
Purchases of furniture, fixtures and equipment	(227)	(19)
Investment in 360 Group, net of cash received of $1.5 million	156	—
Other	5	—

Net cash provided by (used in) investing activities	649	(19)
Cash flows from financing activities:
Payments on notes payable	(254)	—
Exercise of stock options	124	—

Net cash used in financing activities	(130)	—
Increase in cash and cash equivalents	4,027	2,438
Cash and cash equivalents:
Beginning of period	4,458	5,160

End of period	$8,485	$7,598

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.             Basis of Presentation

The consolidated financial statements include the accounts of INVESTools Inc. (the “Company” or “INVESTools”) and its majority-owned subsidiaries for which the Company exercises control.  All intercompany transactions have been eliminated.

The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”) and do not include all information and footnotes required by accounting principles generally accepted in the United States.  However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods.  The results of operations for the three month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Amounts in the March 31, 2003 consolidated financial statements have been reclassified to conform to the current period’s presentation.

2.             Acquisitions

On February 26, 2004, the Company purchased Service Enhancement Systems, Inc., a California corporation operating under the assumed name 360 Group (“360 Group”).  360 Group is a direct marketing company that provides services such as custom database development and management, strategic planning, media and list planning and buying, creative and production services, response management, and analytic services.  At closing, the sellers received a cash payment of $875,000 and 830,000 shares of the Company’s common stock valued at $1,875,000, or $2.26 per share.  In addition, the Company incurred $667,000 of costs related to the acquisition, of which $226,000 were paid with 100,000 shares of the Company common stock, or $2.26 per share.

The purchase price for the acquisition consisted of the following (in thousands):

Value of common stock issued to sellers	$1,875
Cash paid to sellers	875
Transaction costs	667
Total purchase price	$3,417

The merger consideration paid at closing may be increased or decreased after closing for certain indebtedness and net working capital adjustments provided for in the merger agreement.  In addition to the merger consideration paid at closing, the Company will be obligated to pay up to an aggregate of 830,000 shares of its common stock and $875,000 in cash as additional merger consideration in the form of earn out payments if certain future revenue targets are achieved in 2004 and 2005.

The Company has not yet completed the valuation and allocation of the purchase price for the acquisition, as appraisals associated with the valuation of certain tangible and intangible assets are not yet complete.  However, the Company does not believe that the appraisals, when finalized, will materially modify the preliminary purchase price allocation noted below, although changes may occur.  The purchase price of the acquisition has been allocated based on preliminary independent appraisals and management estimates.  The purchase price for the acquisition was allocated as follows (in thousands):

Current assets	$2,003
Current liabilities, including notes payable	(2,006)
Developed technology/database infrastructure	1,600
Goodwill	833
Non competition agreements	500
Fixed assets	487
Total purchase price	$3,417

The Company expects to amortize the value assigned to the tangible and intangible assets as follows:

Developed technology/database infrastructure	16 years
Non competition agreements	5 years
Fixed assets	2-9 years

The following unaudited pro forma results of operations for the quarters ended March 31, 2004 and 2003, assumes the purchase of 360 Group occurred on January 1, 2003, and assumes the purchase price has been allocated to the assets purchased and the liabilities assumed based on their values at the date of purchase.  Pro forma net loss includes amortization of the intangible assets.

(in thousands except per share date)	Three Months Ended March 31,
	2004	2003
Revenue	$23,729	$14,832
Net income (loss)	108	(289)
Diluted income (loss) per share	$0.00	$(0.01)

The foregoing unaudited pro forma results of operations are presented for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the dates indicated.  Furthermore, such unaudited pro forma results of operations are not necessarily indicative of future operating results of the combined companies, due to changes in operating activities following the purchase, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.

The following is a summary of activity in the goodwill and intangibles balances during the period (in thousands):

	Goodwill	Intangibles	Total
Balance December 31, 2003	$11,958	$399	$12,357
Additions from the acquisition of 360 Group:			—
Goodwill	833	—	833
Developed technology/database infrastructure	—	1,600	1,600
Non competition agreements	—	500	500
Amortization of intangibles	—	(36)	(36)
Balance March 31, 2004	$12,791	$2,463	$15,254

3.             Stock-Based Compensation

The Company’s long term employee incentive plans provide for the awarding of stock options to employees and directors.  On January 1, 2003, the Company voluntarily adopted the fair value expense recognition method available under Statement of Financial Accounting Standards (“SFAS”) No. 123 and the transition provisions of

SFAS No. 148.   SFAS No. 148 permits recognition on a prospective basis whereby any new options granted after January 1, 2003 will be accounted for using the fair value method.  The fair value method requires a calculation of the fair value of the option at the date of the grant using a valuation model, such as the Black-Scholes option pricing model and the value of the option is amortized ratably into expense over the appropriate vesting period.

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

In accordance with SFAS No. 148, the following table illustrates the effect on net loss and earnings per share if the fair value method of accounting for stock options had been applied to all outstanding and unvested stock awards in each reporting period as follows (amounts in thousands except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net loss as reported	$(218)	$(927)
Add: Stock based compensation recorded, net of taxes	41	—
Deduct: pro forma stock based compensation, net of taxes	(59)	(116)
Pro forma net loss	$(236)	$(1,043)
Basic and diluted net loss per share – as reported	$0.00	$(0.02)
Basic and diluted net loss per share – as reported	$(0.01)	$(0.02)

The weighted average fair value of options granted in the first quarter of 2004 of $2.13 per share was estimated using the Black-Scholes option pricing model assuming a risk free rate of 4.0%, volatility factors of approximately 118%, expected lives of seven years and no assumed dividend.

4.             Comprehensive Loss

Supplemental information on comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(218)	$(927)
Unrealized gain on marketable securities	37	—
Net comprehensive loss	$(181)	$(927)

5.             Marketable Securities

The Company invests its excess cash in marketable securities.  As of March 31, 2004, the cost of these securities was $7.8 million.  The Company has classified these marketable securities as available for sale under SFAS No. 115.  Accordingly, the securities are recorded at fair value and any unrealized gains or losses are included in accumulated other comprehensive income within stockholders’ equity.  As of March 31, 2004, the Company had recorded $35,000 in unrealized gains on these securities.  The securities were purchased at a discount, which is being amortized into income over the maturity of the security.  During the first quarter of 2004, the Company recognized $31,000 of interest income related to the marketable securities.  In February 2004, one security matured and the proceeds of $715,000 were used to fund the cash portion of the acquisition of 360 Group.  The market value of these securities, reflected in the balance sheet at March 31, 2004, was $7.2 million.

6.             Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net loss per share is computed using the weighted-average number of common shares and common stock equivalents outstanding during the period.  Common stock equivalent shares of 2.2 million and 152,000 at March 31, 2004 and 2003, respectively, are excluded from the computation because their effect is anti-dilutive.

7.             Recently Adopted Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, “Consolidation of Variable Entities”, or FIN 46R. FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R requires the consolidation of a variable interest entity by a company that either bears the majority of risk of loss from the variable entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns, or both. The provisions of this interpretation are effective for the Company beginning in the first quarter of fiscal 2004. The adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The Company adopted this statement during the fourth quarter of fiscal 2003. The adoption of SAB 104 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

INVESTools’ mission is to empower individual investors to achieve their unfulfilled financial goals by using the INVESTools Method ™, establishing it as the most widely recognized, adopted and endorsed approach to investor education.  The INVESTools Method ™ is a unique integration of a disciplined investing process, Web-based tools, personalized instruction and support, all designed to ensure alumni success.  This investor education is delivered through instructor-led workshops, home study products, and one-to-one teaching and includes a Investor Toolbox website subscription.  The Company markets its workshop products through radio/television and print media as well as direct mailings or email, or in conjunction with events or conferences conducted by our co-marketing partners.

At workshop events satisfied graduates have the opportunity to purchase additional products.  This has become a significant revenue channel and source of increased lifetime value of each student.  Leads generated in the marketing process are additionally pursued through telemarketing efforts selling the entire range of products.

Acquisition of 360 Group

In February 2004, the Company announced the acquisition of 360 Group for $5.5 million.  360 Group, a San Rafael, California based agency, is a direct marketing company that provides services such as custom database development and management, strategic planning, media and list planning and buying, creative and production services, response management, and analytic services.  As a result of this transaction, all outstanding shares of 360 Group’s common stock were converted into the right to receive an aggregate of 829,645 shares of common stock of the Company and approximately $875,000 in cash.  The merger consideration paid at closing may be increased or decreased after closing for certain indebtedness and net working capital adjustments provided for in the merger agreement.  In addition to the merger consideration paid at closing, the Company will be obligated to pay up to an aggregate of 829,644 shares of stock of the Company and approximately $875,000 in cash as additional merger consideration in the form of earn out payments if certain future revenue targets are achieved in 2004 and 2005.  The Company used cash on hand to fund the cash portion of the merger consideration paid at closing.   In connection with the merger, Scott K. Waltz, the former Vice President, Client Services of 360 Group, was named Senior Vice President, Chief Marketing Officer of the Company, and Don Klabunde, the former Chief Technology Officer of 360 Group, was named Vice President, Chief Information Officer of the Company.

360 Group has two core practices.  Its Education Group leverages experience with INVESTools, Score Education Centers and the University of Phoenix.  The Retail Group is anchored by Men’s Wearhouse, and leverages its experience with Cricket Cellular, Levi’s, The North Face and Peet’s Coffee among others.

The Company views the acquisition as a strategic acquisition that works well financially and complements the Company’s management team. The Company believes that 360 Group has been instrumental in increasing total student acquisition and return on marketing during the past 18 months.  360 Group has been managing all student acquisition efforts for the Company as well as building and coordinating the Company’s marketing database to improve student retention and cross-selling efforts since October 2002. This database is a significant strategic asset and will be critical to future profitability as the Company works toward increasing student lifetime value.

Operating Results

	For the three months ended March 31,		% of Revenue		2004 vs. 2003
	2004	2003	2004	2003	Change	%
Revenue	22,973	13,880	100%	100%	9,093	66%
Cost of revenue	13,230	7,395	58%	53%	5,835	79%
Selling expense	5,120	4,189	22%	30%	931	22%

Contribution margin	4,623	2,296	20%	17%	2,327	101%
G & A expense *	4,759	3,202	21%	23%	1,557	49%

Operating losses	(136)	(906)	(1)%	(7)%	770	85%

(*)      Includes depreciation and amortization expenses.

Overview of Results

Revenue for the first quarter ended March 31, 2004 increased 66% to $23 million over the first quarter of 2003 of $13.9 million.  The net loss for the period decreased 76% to $218,000 from a loss of $927,000 for the first quarter of 2003.  These results are primarily due to increased student retention and increasing the lifetime value of the student through personal training and website subscription renewals along with the successful introduction of the new Masters products.  Deferred revenue increased $3.5 million compared to $740,000 in the first quarter of 2003 and compared to $3.8 million for all of fiscal year 2003.  Cash increased $4.0 million compared to an increase of $2.4 million in the first quarter of 2003.

Revenue

	For the three months ended March 31,		% of Revenue		2004 vs. 2003
	2004	2003	2004	2003	Change	%
Workshops	$7,458	$6,528	32%	47%	$930	14%
Personal Training	7,165	2,358	31%	17%	4,807	204%
Home study	6,166	2,077	27%	15%	4,089	197%
Website subscription renewals	4,454	2,274	19%	16%	2,180	96%
Other revenue	1,264	1,383	6%	10%	(119)	(9)%
Change in deferred revenue	(3,534)	$(740)	(15)%	(5)%	$(2,794)	378%
Total Revenue	$22,973	$13,880	100%	100%	$9,093	66%

Revenue increased primarily due to continued execution of our lifetime value of the student strategy.  As a result of this focus, sales of personal training, home study and website subscription renewals all increased in the first quarter of 2004 as compared to the first quarter of 2003.  Several factors contributed directly to this increase in sales.  In the first quarter of 2003, the Company began offering additional products during the workshops.  These sales are typically made as the students are completing workshops, and are generally various combinations of advanced home study programs, additional personal training sessions and additional website subscription renewals.  Sales at workshops accounted for 72% of the increase in home study sales, or $3.0 million and 76% of the increase in personal training sales, or $3.7 million.  Some of this volume was sold as part of the Masters program, introduced in February 2004, which combines the advanced home study products, additional personal training sessions and additional website subscription renewals into one product for the student.   The Company also continues to improve and enhance the Investor Toolbox websites, offering more features and improving service to the students throughout the year, which contributed to customer satisfaction and helped increase website subscription renewals sold by the telemarketing department by $1.6 million, or 75% of the total $2.2 million increase in website subscription renewals.

Revenue from personal training and website subscription renewals is deferred and recognized in future periods because the Company’s obligation to the student extends over the period of delivery of the service.  As the Company executes its lifetime value of the student strategy, more of the sales will be in products where the revenue is deferred.  During the first quarter, the Company’s deferred revenue balance increased $3.5 million to $12.2 million compared to an increase of only $700,000 in the year ago quarter.  The Company recognizes the majority of the cost elements associated with deferred revenue either in the month of sale for solicitation costs, including commissions and revenue share, credit card fees and materials, or prior to the sale in the case of marketing costs.  For sales with deferred revenue recognition this can result in incremental losses in the period of sale, negatively impacting current period earnings, while cash from the sale is collected in full.  As a result, a substantial portion of the profit related to these sales will be recognized in future periods.

Cost of Revenue

	For the three months ended March 31,		% of Revenue		2004 vs. 2003
	2004	2003	2004	2003	Change	%
Revenue	$22,973	$13,880

Revenue share	7,123	3,713	31%	27%	$3,410	92%
Payroll cost	2,949	1,553	13%	11%	1,396	90%
Other	3,158	2,129	14%	15%	1,029	48%

Total cost of revenue	$13,230	$7,395	58%	53%	$5,835	79%

Cost of revenue as a percentage of revenue increased to 58% in the first quarter of 2004 from 53% for the first quarter of 2003.  This increase is primarily due to the deferred revenue increase discussed above.  The revenue related to certain products is deferred and recognized into income when the service is delivered.  However, the majority of the cost associated with the deferred revenue, primarily the revenue share and commissions, are included in the current period cost of revenue, thereby causing the percentage of revenue to increase as the deferred revenue balance increases.

Contributing to the increase in cost of revenue is an increase in the volume of products through the co-marketing channels which requires the Company to share a larger percentage of the revenue as incurred in exchange for the co-marketing partner absorbing all of the marketing risk for an event.  Other costs included in cost of revenue are primarily the costs of supplies for events and bank credit card fees.  These costs declined in the first quarter of 2004 as compared to the first quarter of 2003 as the Company begins to realize the benefits of the cost control measures put into place during 2003.

General and administrative expense as a percentage of revenue declined slightly to 21% for the first quarter of 2004 from 23% for the first quarter of 2003, primarily due to the increase in revenue.  General and administrative expense increased $1.6 million to $4.8 million in 2004 from $3.2 million in 2003, primarily due to the increase in payroll, including payment for contract and temporary help of approximately $700,000, the additional general and administrative expense of 360 Group of approximately $300,000 and unusually high legal costs in the period of approximately $300,000.  Included in the legal costs is an accrual of $125,000 for the settlement of a lawsuit.

Liquidity

Cash Flows

During the first quarter of 2004, the Company generated $3.5 million in cash flow from operations.  Of this amount, $3.0 million was the result of increases in deferred revenue resulting from the growth in sales of personal training and website renewal products discussed above.  This increase was offset by $1.5 million of cash the Company used to collateralize a new merchant account relationship, which is expected to substantially reduce the Company’s credit card processing fees.  This amount is now classified as restricted cash.  Changes in other working capital accounts added an additional $2.0 million of cash flow, primarily due to an increase in accounts payable that were unusually low at December 31, 2003.

The Company invests its excess cash balances in Treasury Strips that are earning approximately a 2% average rate of interest and have laddered maturities through 2007.  One investment matured during the quarter and the balance was not reinvested as the Company used these funds in connection with the acquisition of 360 Group.  The Company still has $7.2 million in such investments at March 31, 2004.

The Company expects to continue to use its liquid assets to invest in its infrastructure to support its growth, having invested $230,000 in equipment and software in the first quarter.  It may consider appropriate strategic investments in merger or acquisition opportunities such as the acquisition of 360 Group in February 2004.  Cash acquired in the acquisition of 360 Group funded the cash portion of the acquisition costs in the quarter.  Additionally the acquisition will require additional cash payments of $438,000 in each of 2005 and in 2006, assuming certain performance targets are achieved in 2004 and 2005.

Primarily as a result of cash flow from operations, cash plus marketable securities increased from $12.3 million to $15.6 million during the quarter.  Working capital excluding deferred revenue, which is substantially a non-cash liability, increased to $9.6 million from $8.9 million at December 31, 2003.

Contractual Obligations and Commercial Commitments

The Company has various long-term contractual obligations outstanding at March 31, 2004, including operating leases, data and communications purchase agreements and employment agreements. These obligations have not changed significantly from those reported in Table 11 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

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

Income Taxes

The provision for income taxes is calculated using the asset and liability method. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company provides valuation allowances against the deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Due to the losses incurred during 2001, 2002 and for the first two quarters of 2003, the Company increased the valuation allowance to offset the net deferred tax asset at that time.  In determining the adequacy of the valuation allowance, which totaled $4.3 million as of March 31, 2004, management assesses the Company’s profitability by taking into account the present and anticipated amounts of domestic and international earnings, as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences.

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

Goodwill and Intangible Assets

The Company’s net goodwill balance was $12.0 million at December 31, 2003 and 2002.  Following the acquisition of 360 Group during the quarter ended March 31, 2004, the goodwill balance increased to $12.8 million. Goodwill is not amortized but tested for impairment at the reporting unit level on an annual basis, and between annual tests whenever events or circumstances indicate that the carrying value of a reporting unit’s goodwill may exceed its fair value.

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

The Company has not materially changed its methodology for goodwill impairment testing for the periods presented. There are currently no known trends, demands, commitments, events or uncertainties that are reasonably likely to occur that would materially affect the methodology or assumptions described above.

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

The Company sells its products bundled together in many different ways.  Each sale is broken down into its specific element and revenue from each element is recognized according to the following policies:

Revenue stream	Recognition policy
Workshop revenue	Recognized at the end of the workshop
Home study revenue	Recognized upon shipping to customer
Personal training	Deferred upon receipt and recognized on a straight-line basis over period of service
Website subscription renewals	Deferred upon receipt and recognized on a straight-line basis over the subscription period
Website hosting	Recognized over period of service which is monthly

The revenue for each element is calculated based upon the fair value of each separate element, which has been determined by prices paid when each product is sold separately.  From time to time, the Company offers these products together at a discounted rate.  The discount is allocated pro rata to each element of revenue.

Deferred revenue arises from subscriptions to the websites and personal training sessions because the payments are received before the delivery of service has been rendered.  Deferred revenue is recognized into revenue over the period of the contractual obligation.

The Company also sells gift certificates to attend workshops in the future.  Revenue from these sales is deferred until the certificate is used or expires.

Recently Issued Accounting Standards

In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Entities”, or FIN 46R. FIN 46R replaces the same titled FIN 46 that was issued in January 2003. FIN 46R requires the consolidation of a variable interest entity by a company that either bears the majority of risk of loss from the variable entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns, or both. The provisions of this interpretation are effective for the Company beginning in the first quarter of fiscal 2004. The adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

On December 17, 2003, the Staff of the SEC issued SAB 104, Revenue Recognition, which supercedes SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the FAQ issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The Company adopted this statement during the fourth quarter of fiscal 2003. The adoption of SAB 104 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates.  The Company has invested excess cash in marketable securities that are subject to interest rate risk, which is not considered to be material to the Company.  The Company does not enter, or intend to enter, into derivative financial instruments for trading or speculative purposes.

Item 4.  Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this quarterly report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in its periodic filings under the Exchange Act.

There has been no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company internal control over financial reporting.

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

On July 9, 2003, the Company was served with a lawsuit that was filed on June 4, 2003 by Integris/Millennium Joint Venture, LLC in the Superior Court of California, County of San Mateo.  The lawsuit names INVESTools,  Inc., a California corporation and indirect subsidiary of the Company, Telescan, Inc. a Delaware corporation and wholly-owned subsidiary of the Company and INVESTools Inc. as defendants.  The trial court entered judgment in favor of INVESTools Inc., dismissing each of Plaintiff’s claims against INVESTools Inc., after concluding that INVESTools Inc. is not subject to California’s jurisdiction.  The parties have settled the claims asserted against the remaining defendants.   Under the terms of the Release and Settlement Agreement entered into by the plaintiff, Telescan agreed to pay the plaintiff $125,000 within 21 days of the plaintiff’s dismissal of the lawsuit, with prejudice.  The plaintiff alleged that in April 2003, INVESTools California breached a lease agreement by abandoning the leasehold premises and failing to pay monthly rent to the plaintiff.  The lawsuit also alleged fraudulent transfer and waste against all the defendants.  The plaintiff was seeking damages for rent owed for the remainder of the lease term and for miscellaneous cleanup, repair and storage costs.  The plaintiff also sought the seizure of the alleged fraudulently transferred assets and punitive damages.

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

(b)  Reports on Form 8-K:

Current report on Form 8-K filed on February 27 , 2004, announcing the Company’s 2003 fiscal earnings.

Current report on Form 8-K filed on March 10, 2004, announcing the acquisition of 360 Group.

Current report on Form 8-K filed on April 8, 2004, announcing the date of the Company’s 2004 Annual Meeting of Stockholders and the deadline for submission of stockholder proposals.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTools Inc.

/s/ PAUL A. HELBLING

Paul A. Helbling
Chief Financial Officer
A duly authorized officer of the Registrant

Date: May 17, 2004