Form 10-Q
period 2004-06-30
INVESTOOLS INC
filed 2004-08-13
CIK 1145124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED June 30, 2004

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

$.01 par value per share Common Stock:  45,385,587 as of August 2, 2004

INVESTOOLS INC. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended June 30, 2004

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

INVESTOOLS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,493	$4,458
Marketable securities	7,171	7,808
Accounts receivable, net (allowance: $155, $197)	1,220	319
Other current assets	1,701	420
Total current assets	19,585	13,005

Restricted cash	1,863	357
Goodwill and intangibles, net	15,430	12,357
Furniture and equipment, net	1,423	832

Total assets	$38,301	$26,551

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of deferred revenue	$13,774	$8,464
Accounts payable	3,174	1,391
Accrued payroll	1,730	1,544
Accrued tax liabilities	604	561
Other current liabilities	995	566

Total current liabilities	20,277	12,526

Long-term liabilities:
Long-term portion of deferred revenue	2,902	158

Total liabilities	23,179	12,684

Stockholders’ equity:
Common stock (45,380 and 44,189 shares issued and outstanding, respectively)	454	442
Additional paid-in capital	130,254	127,058
Accumulated other comprehensive loss	(6)	(2)
Deferred stock compensation	(1,107)	(293)
Accumulated deficit	(114,473)	(113,338)

Total stockholders’ equity	15,122	13,867

Total liabilities and stockholders’ equity	$38,301	$26,551

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenue	$25,609	$18,127	$48,582	$32,007

Costs and expenses
Cost of revenue	15,791	10,671	29,021	18,066
Selling expense	5,678	4,256	10,798	7,944
Related party selling expense	—	—	—	501
General and administrative expenses	4,845	3,363	9,550	6,356
Depreciation and amortization expense	216	139	374	370

Total costs and expenses	26,530	18,429	49,743	33,237

Loss from operations	(921)	(302)	(1,161)	(1,230)

Other income (expense)
Loss on sale of assets	(56)	—	(74)	—
Interest income (expense) and other, net	60	22	103	23

Total other income (expense)	4	22	29	23

Loss before income tax expense	(917)	(280)	(1,132)	(1,207)
Income tax expense	—	1,464	3	1,464

Net loss	$(917)	$(1,744)	$(1,135)	$(2,671)

Net loss per common share – basic and diluted	$(0.02)	$(0.04)	$(0.03)	$(0.06)
Weighted average common shares outstanding – basic and diluted	45,329	43,423	44,954	43,315

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,135)	$(2,671)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	374	370
Deferred tax expense	—	2,763
Stock compensation expense	113	20
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable	(546)	(1,195)
Restricted cash	(1,500)	—
Other current assets	(1,093)	(41)
Accounts payable	788	492
Deferred revenue	7,485	1,895
Accrued payroll	(23)	123
Other current liabilities	425	599
Taxes receivable/payable	40	948

Net cash provided by operating activities	4,928	3,303

Cash flows from investing activities:
Purchases of marketable securities	(5,050)	(2,930)
Proceeds from sale of marketable securities	5,688	—
Purchases of furniture, fixtures and equipment	(395)	(163)
Investment in 360 Group, net of cash received of $1.5 million	(62)	—

Net cash provided by (used in) investing activities	181	(3,093)

Cash flows from financing activities:
Payments on notes payable	(254)	(14)
Exercise of stock options	180	—

Net cash used in financing activities	(74)	(14)

Increase in cash and cash equivalents	5,035	196

Cash and cash equivalents:
Beginning of period	4,458	5,160

End of period	$9,493	$5,356

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1.                    Basis of Presentation

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”) and do not include all information and footnotes required by accounting principles generally accepted in the United States.  However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods.  The results of operations for the six month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Amounts in the June 30, 2003 consolidated financial statements have been reclassified to conform to the current period’s presentation.

Note 2.                    Acquisitions

On February 26, 2004, the Company acquired Service Enhancement Systems, Inc., a privately-held California corporation operating under the assumed name 360 Group (“360 Group”).  360 Group is a direct marketing company that provides services such as custom database development and management, strategic planning, media and list planning and buying, creative and production services, response management, and analytic services.  At closing, the sellers received a cash payment of $875,000 and 830,000 shares of the Company’s common stock valued at $1,875,000.  In addition, the Company incurred $671,000 of costs related to the acquisition, of which $226,000 were paid with 100,000 shares of the Company’s common stock.  During the three months ended June 30, 2004, the sellers received an additional cash payment of $213,000 based on a net working capital adjustment provided for in the merger agreement.  The Company acquired 360 Group to acquire key personnel and to in-source our direct marketing and database management.

The following table summarizes the purchase price for 360 Group:

(in thousands)

Value of common stock issued to sellers	$1,875
Cash paid to sellers	1,088
Transaction costs	671

Total purchase price	$3,634

In addition to the merger consideration paid at closing, the Company will be obligated to pay up to an aggregate of 830,000 shares of its common stock and $875,000 in cash as additional merger consideration in the form of earn out payments if certain future revenue targets are achieved in 2004 and 2005.

The following table summarizes the allocation of the purchase price for 360 Group and the estimated amortization period for the acquired intangibles:

(in thousands)

Current assets	$2,003
Furniture, fixtures and equipment	487
Acquired intangibles:
Developed technology/database infrastructure (16 years)	1,600
Non competition agreement (5 years)	500
Goodwill	1,080

Current assets acquired	5,670
Current liabilities, including notes payable	$2,036

Net assets acquired	$3,634

The following unaudited pro forma results of operations for the six months ended June 30, 2004 and three and six months ended June 30, 2003, assumes the purchase of 360 Group occurred on January 1, 2003, and assumes the purchase price has been allocated to the assets purchased and the liabilities assumed based on their values at the date of purchase.  The pro forma results of operations for the three months ended June 30, 2004 is not presented since 360 Group is included in the full period.  Pro forma net loss includes amortization of the intangible assets.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2004	2003	2004	2003

Revenue	$—	$19,057	$49,338	$33,889
Net loss	—	(866)	(809)	(1,155)
Diluted loss per share	$—	$(0.02)	$(0.02)	$(0.03)

The foregoing unaudited pro forma results of operations are presented for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the dates indicated.  Furthermore, such unaudited pro forma results of operations are not necessarily indicative of future operating results of the combined companies, due to changes in operating activities following the purchase, and should not be construed as representative of the operating results of the combined companies for any future dates or periods

Note 3.                    Goodwill and Acquired Intangibles

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2004 were as follows:

(in thousands)

Balance as of December 31, 2003	$11,958
Additions due to acquisition of 360 Group	1,080

Balance as of June 30, 2004	$13,038

Acquired Intangibles

Acquired intangibles with finite lives as of June 30, 2004 and December 31, 2003 were as follows:

	As of June 30, 2004			As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Finite Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Finite Life
	(in thousands)			(in thousands)
Existing technology and other	$2,160	$(235)	13.9 years	$560	$(161)	6.2 years
Non competition	500	(33)	4.7 years	—	—

Total acquired intangibles	$2,660	$(268)	12.1 years	$560	$(161)	6.2 years

For the three and six months ended June 30, 2004, amortization was $70,000 and $107,000 respectively, as compared to $20,000 and $41,000 for the same periods in 2003.

Estimated future amortization expense is as follows:

2004 – remaining periods	$141
2005	281
2006	277
2007	231
2008	231
Thereafter	1,231
Total estimated amortization expense	$2,392

Note 4.                    Stock-Based Compensation

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

With respect to stock options that were granted prior to December 31, 2002, the Company accounted for the stock-based compensation under SFAS No. 123, which permits using either the intrinsic value method or using the fair value method.  The Company chose to use the intrinsic value method whereby compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the exercise price of the option granted. Compensation cost for stock options, if any, is recognized ratably over the vesting period.  The Company’s policy is to grant options with an exercise price equal to the quoted closing market price of the Company’s stock on the business day of the grant date.  Accordingly, no compensation cost has been recognized under the Company’s stock option plans for the granting of stock options to employees made prior to December 31, 2002.

In accordance with SFAS No. 148, the following table illustrates the effect on net loss and earnings per share if the fair value method of accounting for stock options had been applied to all outstanding and unvested stock awards in each reporting period as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2004	2003	2004	2003

Net loss as reported	$(917)	$(1,744)	$(1,135)	$(2,671)
Add: Stock based compensation recorded, net of taxes	72	—	113	—
Deduct: Pro forma stock based compensation, net of taxes	(131)	(116)	(231)	(232)

Pro forma net loss	$(976)	$(1,860)	$(1,253)	$(2,903)
Basic and diluted net loss per share – as reported	$(0.02)	$(0.04)	$(0.03)	$(0.06)
Basic and diluted net loss per share – pro forma	$(0.02)	$(0.04)	$(0.03)	$(0.07)

The following table provides the weighted average assumptions for the Black Scholes Options Pricing Model assuming a dividend rate of zero for all periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Risk-free interest rate	—	3.40%	4.00%	3.40%
Volatility	—	157.60%	117.81%	157.60%
Weighted average expected life	—	7 years	10 years	7 years
Weighted average fair value of options granted	—	$0.21	$2.13	$0.21

Note 5.                    Comprehensive Loss

The following table sets forth the activity in other comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net loss	$(917)	$(1,744)	$(1,135)	$(2,671)
Unrealized gain (loss) on marketable securities	(41)	11	(4)	—

Net comprehensive loss	$(958)	$(1,733)	$(1,139)	$(2,671)

Note 6.                    Marketable Securities

The Company invests its excess cash in marketable securities.  As of June 30, 2004, the cost of these securities was $7.2 million.  The Company has classified these marketable securities as available for sale under SFAS No. 115.  Accordingly, the securities are recorded at fair value and any unrealized gains or losses are included in accumulated other comprehensive income (loss) within stockholders’ equity.  The Company recognized $54,000 in realized losses related to the sale of marketable securities for the three and six months ended June 30, 2004.  The Company earned interest of $28,000 and $59,000 in the three and six months ended June 30, 2004, respectively.

Note 7.                    Contingencies

From time to time the Company is involved in certain legal actions arising in the ordinary course of business.  It is the opinion of management that such litigation will be resolved without a material adverse effect on the Company’s financial position or results of operations.

On July 9, 2004, the Australian Securities and Investment Commission (“ASIC”) filed a lawsuit against Online Investors Advantage, a wholly-owned subsidiary of the Company (“OIA”) and Phillip Town, a workshop presenter on behalf of OIA (“Town”).  The lawsuit, filed in the Supreme Court of Queensland, alleges that (i) OIA failed to provide a Financial Services Guide, as required under the Australian Corporations Act, to participants attending an investor education workshop presented by Town, and (ii) the workshop provided financial product advice without having the requisite financial services licenses in contravention of the Australian Corporations Act.  The lawsuit further alleges that OIA, through Town, made statements in the workshop that were tantamount to misleading or deceptive conduct.  ASIC sought a temporary injunction prohibiting OIA from holding any workshops while the lawsuit is pending.  The court did not grant the injunction but did order OIA to place into escrow all revenues received from its workshops while the lawsuit is pending.  ASIC sought to stop OIA from delivering the workshop in its current form and to refund to participants the fees paid for the workshop.  In addition, if the court finds in favor of ASIC, the Company could be assessed penalties.  The Company believes that it has good defenses to the alleged claims and intends to vigorously defend against this lawsuit.  At this time it is not possible to determine the amount of penalties that may be assessed, if any.

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

On April 14, 2004, the Company settled a lawsuit that was filed on June 4, 2003 by Integris/Millennium Joint Venture, LLC in the Superior Court of California, County of San Mateo alledging a breach of a lease agreement.  The lawsuit named INVESTools,  Inc., a California corporation and indirect subsidiary of the Company, Telescan, Inc. a Delaware corporation and wholly-owned subsidiary of the Company and INVESTools Inc. as defendants.  The court entered judgment in favor of INVESTools Inc. dismissing each of Plaintiff’s claims against INVESTools Inc., after concluding that INVESTools Inc. is not subject to California’s jurisdiction.  The parties have settled the claims asserted against the remaining defendants.  Under the terms of the Release and Settlement Agreement entered into by the plaintiff, Telescan agreed to pay the plaintiff $125,000.

Note 8.                    Net Loss Per Share

Basic net loss per share is computed by dividing net loss, the numerator, by the weighted average number of shares of common stock outstanding, the denominator, during the period.  Diluted net loss per shares gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting.  During the three and six months ended June 30, 2004 and June 30, 2003, dilutive net loss per share is computed without the effect of equity instruments considered to be potential common shares because their impact would be antidilutive as the Company incurred losses for each period.  As the Company reported losses for each period, 1,984,000 and 1,989,000 common stock equivalent shares were excluded from the computation of net loss per share for the three and six months ended June 30, 2004, respectively, as compared to 95,000 and 125,000 common stock equivalents, respectively, for the periods in 2003.

Note 9.                    Stock Repurchase Program

In June 2004, the Company authorized a stock repurchase program under which the Company can repurchase up to 3.5 million shares over a two year period.  The shares will be retired upon acquisition.  As of June 30, 2004, the Company had not repurchased any shares, so the remaining repurchase authorization under this program totaled 3.5 million shares.

Note 10.             Recently Adopted Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46R, “Consolidation of Variable Entities”, or FIN 46R. FIN 46R replaces the same titled FIN 46 that was issued in January 2003.  FIN 46R requires the consolidation of a variable interest entity by a company that either bears the majority of risk of loss from the variable entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns, or both.  The provisions of this interpretation are effective for the Company beginning in the first quarter of fiscal 2004.  The adoption of FIN 46R did not have a material impact on the Company’s financial position or results of operations.

On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, which supercedes SAB 101, “Revenue Recognition in Financial Statements”. SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition.  Selected portions of the FAQ have been incorporated into SAB 104.  While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  The Company adopted this statement during the fourth quarter of fiscal 2003.  The adoption of SAB 104 did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Note 11.             Subsequent Events

Subsequent to June 30 2004, the Company repurchased and retired 253,600 shares of its own common stock for a total cost of $0.5 million under the Company’s stock repurchase program discussed in Note 9.

Item 2.                     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Our mission is to empower individual investors to achieve their unfulfilled financial goals by using the INVESTools Method ™, an integration of Web-based tools, personalized instruction and support.  We do not promote individual stocks, bonds, derivatives or any other types of investments, but rather educate investors on performing research to analyze investments.  This investor education is delivered through instructor-led workshops, home study products, and one-to-one teaching, and includes an Investor Toolbox website subscription.  We market our workshop products through radio/television and print media as well as direct mailings and email, or in conjunction with events or conferences conducted by our co-marketing partners.

At workshop events and subsequent to workshop events graduates have the opportunity to purchase additional products.  This has become a significant revenue channel and source of increased lifetime value of each student.  Leads generated in the marketing process are additionally pursued through telemarketing efforts selling the entire range of products.

Concentration Risk

We currently access approximately 90% of our new students through our co-branding (CNBC and BusinessWeek) and co-marketing (Get Motivated Seminars and MIT Financial) relationships.  Students accessed through each of these relationships contributed from 10 to 35% of our revenues.  The loss of one of these partners could have a material adverse effect on our financial performance in the short-term.  However, we are constantly pursuing new student acquisition partnerships and we believe business from new and existing partnerships would replace such lost volumes if they were to occur.  There can be no assurance that we will be successful in establishing new partnerships.

Acquisition of 360 Group

In February 2004, we announced the acquisition of 360 Group for $5.5 million.  360 Group, a San Rafael, California based agency, is a direct marketing company that provides services such as custom database development and management, strategic planning, media and list planning and buying, creative and production services, response management, and analytic services.  As a result of this transaction, all outstanding shares of 360 Group’s common stock were converted into the right to receive an aggregate of 830,000 shares of our common stock and approximately $875,000 in cash.  During the three months ended June 30, 2004, the sellers received an additional cash payment of $213,000 based on a net working capital provision provided for in the merger agreement.  In addition to the merger consideration discussed above, we will be obligated to pay up to an aggregate of 830,000 shares of our common stock and approximately $875,000 in cash as additional merger consideration in the form of earn out payments if certain future revenue targets are achieved in 2004 and 2005.  We used cash on hand to fund the cash portion of the merger consideration paid at closing and the subsequent cash payment during the second quarter.  In connection with the merger, Scott K. Waltz, the former Vice President, Client Services of 360 Group, was named Senior Vice President, Chief Marketing Officer of the Company, and Don Klabunde, the former Chief Technology Officer of 360 Group, was named Vice President, Chief Information Officer of the Company.

We view the acquisition as a strategic acquisition that works well financially and complements the management team.  We believe that 360 Group has been instrumental in increasing total student acquisition and return on marketing.  360 Group has been managing all student acquisition efforts for us as well as building and coordinating our marketing database to improve student retention and cross-selling efforts since October 2002.  This database is a significant strategic asset and will be critical to future profitability as we work toward increasing student lifetime value.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.  We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Income Taxes

The provision for income taxes is calculated using the asset and liability method.  Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  We provide valuation allowances against the deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Due to the losses incurred during 2002, 2003 and for the first two quarters of 2004, we have recorded a valuation allowance to offset the net deferred tax asset.  In determining the adequacy of the valuation allowance, which totaled $4.6 million as of June 30, 2004, we assess our profitability by taking into account the present and anticipated amounts of domestic and international earnings, as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences.

For financial reporting purposes, we generally provide taxes at the rate applicable for the appropriate tax jurisdiction.  Where our present intention is to reinvest the unremitted earnings of certain of our foreign operations, we do not provide for U.S. income taxes on such unremitted earnings of those foreign subsidiaries in foreign ventures.  We periodically assess the need to utilize these unremitted earnings to finance our foreign operations.  This assessment is based on cash flow projections that are the result of estimates of future production, commodity pricing and expenditures by tax jurisdiction for our operations.  Such estimates are inherently imprecise since many assumptions utilized in the cash flow projections are subject to revision in the future.

Valuation of long-lived assets, including goodwill

At least annually we review for impairment of goodwill resulting from business combinations in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  We expect to complete our annual impairment review during the fourth quarter of 2004.

A discounted cash flow model is used to estimate the fair value of a reporting unit.  This model requires the use of long-term planning estimates and assumptions regarding industry-specific economic conditions that are outside our control.  The annual test for impairment includes the selection of an appropriate discount rate to value cash flow information.  The basis of this discount rate calculation is derived from several internal and external factors.  These factors include, but are not limited to, the average market price of our common stock, the number of shares of common stock outstanding, the book value of our debt, a long-term risk free interest rate, and both market and size specific risk premiums.  Our annual goodwill impairment testing, performed during the fourth quarter of 2003, indicated that the fair value of all reporting units tested exceeded their respective book values and therefore no additional goodwill impairment testing was required.  Due to uncertain market conditions, it is possible that estimates used for goodwill impairment testing may change in the future.  Therefore, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

We have not materially changed our methodology for goodwill impairment testing for the periods presented.  There are currently no known trends, demands, commitments, events or uncertainties that have occurred or are reasonably likely to occur that would materially affect the methodology or assumptions described above.

Revenue Recognition

Revenue is not recognized until it is realized or realizable and earned.  The criteria to meet this guideline are: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred or services have been rendered, 3) the price to the buyer is fixed or determinable, and 4) collectibility is reasonably assured.

We sell our products bundled together in various ways.  Each sale is broken down into its specific element and revenue from each element is recognized according to the following policies:

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

The revenue for each element is calculated based upon the fair value of each separate element, which has been determined by prices paid when each product is sold separately.  From time to time, we offer these products together at a discounted rate.  The discount is allocated pro rata to each element of revenue based on the relative fair value of each element.

Deferred revenue arises from subscriptions to the websites and personal training sessions because the payments are received before the delivery of the service has been rendered.  Deferred revenue is recognized into revenue over the period that the services are performed.

We also sell gift certificates to attend workshops in the future.  Revenue from these sales is deferred until the certificate is used or expires.

Revenue

	Three Months Ended			Six Months Ended
	June 30, 2004	June 30, 2003	% Change	June 30, 2004	June 30, 2003	% Change
	(in thousands, except percentages)
Workshops	$5,745	$9,188	(37)%	$13,203	$15,716	(16)%
Personal Training	7,961	3,069	159%	15,126	5,427	179%
Home Study	8,471	2,976	185%	14,637	5,053	190%
Website subscription renewals	6,533	2,590	152%	10,987	4,864	126%
Other revenue	1,419	1,408	1%	2,114	2,831	(25)%

Total Sales	30,129	19,231	57%	56,067	33,891	65%
Change in deferred revenue	(4,520)	(1,104)	(309)%	(7,485)	(1,884)	(297)%

Total revenue	$25,609	$18,127	41%	$48,582	$32,007	52%

Sources of Revenue as a Percentage of Revenue

Workshops	22%	51%	27%	49%
Personal Training	31%	17%	31%	17%
Home Study	33%	16%	30%	16%
Website subscription renewals	26%	14%	23%	15%
Other revenue	6%	8%	4%	9%
Change in deferred revenue	(18)%	(6)%	(15)%	(6)%
Total revenue	100%	100%	100%	100%

In the table above, total sales represents sales generated in each period before the impact of recognition of deferred revenue from prior periods and the deferral of any of the sales.

At the end of December 2003, we entered into a revised agreement with one of our co-marketing partners, whereby the partner recognizes all revenues and associated costs related to workshop sales generated through the co-marketing partner’s channel.  This change is consistent with the Company’s strategy to increase lifetime value of the customer.  By making this change the Company is aligning risk with rewards with this co-marketing partner by transferring ownership of the customer acquisition revenues and expenses while incurring lower costs on fulfillment and retention sales.  The workshop revenues resulting from this co-marketing partnership in 2003 were $6.4 million for the three months ended June 30, 2003 and $8.7 million for the six months ended June 30, 2003.  Therefore, after adjusting the 2003 workshop revenues to remove such revenues for comparability with 2004, workshop revenues increased $2.9 million for the three months ended June 30, 2004 and $6.2 million for the six months ended June 30, 2004, when compared to the same period in 2003.  The primary reason for the increase in workshops revenue is due to an increase in attendance at workshops associated with our co-branding and other co-marketing partnerships.

Revenue increased primarily due to continued execution of our lifetime value of the student strategy.  As a result of this focus, sales of personal training, home study and website subscription renewals all increased in the three and six months ended June 30, 2004 as compared to the same periods in 2003.  Several factors contributed directly to this increase in revenue.  In the first quarter of 2003, the Company began offering additional products during the workshops.  These sales are typically made as the students are completing workshops, and are generally various combinations of advanced home study programs, additional personal training sessions and additional website subscription renewals.  For the three months ended June 30, 2004, sales at workshops accounted for 90% of the increase in personal training sessions, or $4.4 million, 94% of the increase in home study sales, or $5.2 million, and 38% of the increase in website renewals, or $1.5 million, when compared to the same periods in 2003.  For the six months ended June 30, 2004, sales at workshops accounted for 83% of the increase in personal training sessions, or $8.1 million, 85% of the increase in home study sales, or $8.1 million, and 32% of the increase in website renewals, or $2.0 million, when compared to the same periods in 2003.  Some of this volume was sold as part of the Masters program introduced in February 2004.  The Masters program combines the advanced home study products, additional personal training sessions and additional website subscription renewals into one product.

Website subscription renewal revenue increased $3.9 million in the three months ended June 30, 2004 and increased $6.1 million in the six months ended June 30, 2004.  We continue to improve and enhance our Investor Toolbox websites, offering more features and improved service to our students, which resulted in an increase of $2.0 million, or 51%, of the $3.9 million increase in the three months ended June 30, 2004 and an increase of $3.6 million, or 59%, of the $6.1 million increase in the six months ended June 30, 2004 of website subscription renewals sold by our telemarketing department.

Deferred revenue increased $4.5 million in the three months ended June 30, 2004 and $7.5 million in the six months ended June 30, 2004, when compared to the same periods in 2003.  The increase was a result of increased sales of personal training sessions and website subscription renewals during the three and six months ended June 30, 2004.  Revenue from the personal training and website subscription renewals is deferred and ratably recognized in future periods as services to the student are delivered.  As we execute our lifetime value of the student strategy, more of the sales will be in products where the revenue is deferred.

Cost of Revenue

	Three Months Ended			Six Months Ended
	June 30, 2004	June 30, 2003	% Change	June 30, 2004	June 30, 2003	% Change
	(in thousands, except percentages)

Revenue share	$8,942	$6,699	33%	$15,895	$10,412	53%
Payroll costs	2,963	1,967	51%	5,757	3,522	63%
Other	3,886	2,005	94%	7,369	4,132	78%

Total cost of revenue	$15,791	10,671	48%	$29,021	$18,066	61%

Cost of Revenue as a Percentage of Revenue

Revenue share	35%	37%	33%	33%
Payroll costs	12%	11%	12%	11%
Other	15%	11%	15%	13%
Total cost of revenue	62%	59%	60%	56%

We defer a significant portion of our revenues associated with personal training and renewal products to future periods.  However, we recognize the majority of the cost elements associated with deferred revenue either in the month of sale for solicitation costs, including commissions and revenue share, credit card fees and materials, or prior to the sale in the case of marketing costs.

Since most, but not all, of the costs associated with the incremental deferred revenue is recognized in the period of sale, the analysis below is calculated as cost of sales as a percentage of total sales generated in each period before the impact of recognition of deferred revenue from prior periods and the deferral of any of the sales.  See the summary of the components of sales before changes in deferred revenue and actual revenue recognized under “Revenue” above.  Such calculation is a non-GAAP measure, which management believes provides useful information as it more closely matches the cost of generating sales with the sales actually sold in a period, whether those sales were recognized as revenue currently or deferred until future periods.  This measure omits the small amount of fulfillment costs yet to be incurred corresponding to the incremental deferred revenue in the quarter.  Over two-thirds of deferred revenue amounts relate to website subscriptions, for which the remaining fulfillment costs represent an allocation of website hosting costs which are substantially fixed in nature at current subscriber levels.  The balance of deferred revenue primarily corresponding to personal training sessions, for which the remaining fulfillment cost represents labor cost of less than 15% of related personal training revenue.

Cost of Revenue as a Percentage of Sales Before Deferrals

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Revenue share	30%	35%	28%	31%
Payroll costs	10%	10%	10%	10%
Other	12%	10%	12%	12%
Total cost of revenue	52%	55%	52%	53%

Revenue share consists of commissions that are paid to co-branding and co-marketing partnerships based on sales achieved through these channels.  At the end of December 2003, we entered into a revised agreement with one of our co-marketing partners, whereby the partner recognizes all revenues and associated costs related to workshop sales generated through the co-marketing partner’s channel.  The revenue share resulting from this co-marketing partnership in 2003 was $4.6 million for the three months ended June 30, 2003 and $6.2 million for the six months ended June 30, 2003.  Therefore, after adjusting for the 2003 revenue share related to workshop sales to exclude such revenue share for comparability with 2004, revenue share increased $6.9 million in the three months ended June 30, 2004 and increased $11.6 million in the six months ended June 30, 2004, when compared to the same periods in 2003.  The primary reason for the increase in revenue share is due to our increased revenues for the three and six months ended June 30, 2004.  The primary reasons for the fluctuations as a percentage of sales is due to a change in mix of sales between our co-branding and co-marketing channels.

Payroll costs are commissions based on  a percentage of revenues that are paid to employees based on the amount of sales achieved at each event.  Payroll costs increased $1.0 million in the three months ended June 30, 2004 and increased $2.2 million in the six months ended June 30, 2004, when compared to the same periods in 2003.  The primary reason for the increase in payroll costs is due to our increased revenues for the three and six months ended June 30, 2004.

Other costs consist of inventory costs (including shipping costs), credit card fees, travel expenditures and other costs directly related to revenues.  Other costs increased $1.9 million in the three months ended June 30, 2004 and increased $3.3 million in the six months ended June 30, 2004.  The primary reason for the increase in other costs is due to our increased revenues for the three and six months ended June 30, 2004.

Selling Expenses

	Three Months Ended			Six Months Ended
	June 30, 2004	June 30, 2003	% Change	June 30, 2004	June 30, 2003	% Change
	(in thousands, except percentages)

Selling expense	$5,678	$4,256	33%	$10,798	$8,445	28%

Selling Expenses as a Percentage of Revenue

Selling expense	22%	23%		22%	26%

Selling expenses increased $1.4 million in the three months ended June 30, 2004 and increased $2.4 million in the six months ended June 30, 2004 when compared to the same periods in 2003, primarily due to an increase in spending on various advertising media.

General and Administrative Expense

	Three Months Ended			Six Months Ended
	June 30, 2004	June 30, 2003	% Change	June 30, 2004	June 30, 2003	% Change
	(in thousands, except percentages)

G&A expense *	$5,061	$3,502	45%	$9,924	$6,726	48%

G&A Expenses as a Percentage of Revenue

G&A expense *	20%	19%		20%	21%

(*) Includes depreciation and amortization

General and administrative expenses increased $1.6 million in the three months ended June 30, 2004 and increased $3.1 million in the six months ended June 30l, 2004 when compared to the same periods in 2003, primarily due to increased expenditures resulting from the acquisition of 360 Group in the first quarter of 2004, increased payroll related costs and increased professional fees.

Liquidity

Cash Flows

At June 30, 2004, our principal sources of liquidity consisted of $16.7 million of cash and cash equivalents and marketable securities as compared to $12.3 million at December 31, 2003.

Net cash provided by operating activities was $4.9 million for the six months ended June 30, 2004 when compared to $0.9 million net cash provided by operating activities during the comparable period of 2003 after excluding $2.4 million of cash tax refunds related to prior years.  The primary reason for the increase in operating cash flows was an increase of $7.5 million in deferred revenue resulting from the growth in sales of personal training and website renewal products discussed above.  The increase was partially offset by $1.5 million of cash used to collateralize a new merchant account relationship, which we expect to substantially reduce our credit card processing fees, a $1.1 million increase in other assets as a result of an increase in inventories and a net loss of $1.1 million.

At June 30, 2004, net working capital increased by $4.2 million, to $13.1 million when compared to $8.9 million at December 31, 2003 excluding short-term deferred revenue, which is substantially a non-cash liability.  Short-term deferred revenue increased $5.3 million, to $13.8 million at June 30, 2004 when compared to $8.5 million at December 31, 2003.  The primary reason for the increase in net working capital was due to increase in cash and cash equivalents, accounts receivable and inventories partially offset by increases in accounts payable and accrued payroll.

We invest our excess cash balances in Treasury Strips that are earning approximately a 2% average rate of interest and have laddered maturities through 2007.  At June 30, 2004 we had $7.2 million invested in marketable securities compared to $7.8 million at December 31, 2003.  During the six months ended June 30, 2004 several investments were sold providing proceeds from the sale of investments of $5.7 million as compared to no proceeds from the sale of investments for the same period in 2003.  We purchased $5.0 million in additional marketable securities and utilized the remaining $0.7 million in connection with the first quarter acquisition of 360 Group.

In June 2004, we authorized a stock repurchase program under which we can repurchase up to 3.5 million shares over a two year period.  As of June 30, 2004, the remaining repurchase authorization under this program totaled 3.5 million shares.

We expect to continue to use our liquid assets to invest in our infrastructure to support our growth.  In the six months ended June 30, 2004 we invested $0.4 million in equipment and software and $0.1 million in connection with the acquisition of 360 Group, net of cash acquired.  We utilized a portion of the cash acquired in the acquisition of 360 Group to fund the cash portion of the acquisition related costs.  Additionally, the acquisition will require additional cash payments of $0.4 million in each of 2005 and 2006, assuming certain revenue performance targets are achieved in 2004 and 2005.

We expect that our current cash and cash equivalents and marketable securities balances and cash flows from operations will be sufficient to meet our working capital and other capital requirements for at least 12 months.

Contractual Obligations and Commercial Commitments

We have various long-term contractual obligations outstanding at June 30, 2004, including operating leases, data and communications purchase agreements and employment agreements.  These obligations have not changed significantly from those reported in Table 11 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Recently Issued Accounting Standards

In December 2003, the FASB issued Interpretation No. 46R, “Consolidation of Variable Entities”, or FIN 46R.  FIN 46R replaces the same titled FIN 46 that was issued in January 2003.  FIN 46R requires the consolidation of a variable interest entity by a company that either bears the majority of risk of loss from the variable entity’s activities, is entitled to receive a majority of the variable interest entity’s residual returns, or both.  The provisions of this interpretation were effective for us beginning in the first quarter of fiscal 2004.  The adoption of FIN 46R did not have a material impact on our financial position or results of operations.

On December 17, 2003, the Staff of the SEC issued SAB 104, “Revenue Recognition”, which supersedes SAB 101, “Revenue Recognition in Financial Statements.”  SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.”  Additionally, SAB 104 rescinds the FAQ issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104.  While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104.  We adopted this statement during the fourth quarter of fiscal 2003.  The adoption of SAB 104 did not have a material impact on our financial condition, results of operations or cash flows.

Item 3.                     Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates.  We have invested excess cash in marketable securities that are subject to interest rate risk, which is not considered to be material to us.  We do not enter, or intend to enter, into derivative financial instruments for trading or speculative purposes.

Item 4.                     Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) as of the end of the period covered by this quarterly report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including our consolidated subsidiaries) that is required to be included in our periodic filings under the Exchange Act.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                     Legal Proceedings

From time to time we are involved in certain legal actions arising from the ordinary course of business.  It is the opinion of management that such litigation will be resolved without a material adverse effect on our financial position or results of operations.

On July 9, 2004, the Australian Securities and Investment Commission (“ASIC”) filed a lawsuit against Online Investors Advantage, a wholly-owned subsidiary of the Company (“OIA”) and Phillip Town , a workshop presenter on behalf of OIA (“Town”).  The lawsuit, filed in the Supreme Court of Queensland, alleges that (i) OIA failed to provide a Financial Services Guide, as required under the Australian Corporations Act, to participants attending an investor education workshop presented by Town, and (ii) the workshop provided financial product advice without having the requisite financial services licenses in contravention of the Australian Corporations Act.  The lawsuit further alleges that OIA, through Town, made statements in the workshop that were tantamount to misleading or deceptive conduct.  ASIC sought a temporary injunction prohibiting OIA from holding any workshops while the lawsuit is pending.  The court did not grant the injunction but did order for OIA to place into escrow all revenues received from its workshops while the lawsuit is pending.  ASIC sought to stop OIA from delivering the workshop in its current form and to refund to participants the fees paid the workshop.  In addition, if the Court finds in favor of ASIC, we could be assessed penalties.  We believe that we have good defenses to the alleged claims and intends to vigorously defend against this lawsuit.  At this time it is not possible to determine the amount of penalties that may be assessed, if any.

On March 4, 2003, a foreign national filed a complaint in the San Diego Superior Court against ZiaSun Technologies, Inc., a wholly-owned subsidiary of the Company (“ZiaSun”).  The complaint alleges that certain individuals, who are not parties in the lawsuit, persuaded the plaintiff to purchase shares of ZiaSun common stock and the complaint also alleges a failure to deliver a stock certificate.  ZiaSun does not have any ownership or control of the third party brokerage house from whom plaintiff claims to have purchased stock.  The plaintiff is seeking unspecified damages for the alleged fraud in the sale of the stock.  We believe that we have good defenses to the alleged claims and intends to vigorously defend against this lawsuit.

On April 14, 2004, we settled a lawsuit that was filed on June 4, 2003 by Integris/Millennium Joint Venture, LLC in the Superior Court of California, County of San Mateo alledging a breach of a lease agreement.  The lawsuit named INVESTools,  Inc., a California corporation and indirect subsidiary of the Company, Telescan, Inc. a Delaware corporation and wholly-owned subsidiary of the Company and INVESTools Inc. as defendants.  The court entered judgment in favor of INVESTools Inc. dismissing each of Plaintiff’s claims against INVESTools Inc., after concluding that INVESTools Inc. is not subject to California’s jurisdiction.  The parties have settled the claims asserted against the remaining defendants.   Under the terms of the Release and Settlement Agreement entered into by the plaintiff, Telescan agreed to pay the plaintiff $125,000.

We are not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on our financial position or results of operation.

Item 2.       Changes in Securities

A.     Recent Sales of Unregistered Securities:

In connection with our acquisition of 360 Group, completed in February 2004, we issued to former 360 Group shareholders 830,000 shares of our common stock.  The shares issued were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) of the Securities Act of 1933.

B.     Stock Repurchases:

We did not repurchase shares of our common stock during the three and six months ended June 30, 2004.  In June 2004, we authorized a share repurchase program under which we can repurchase up to 3.5 million shares over a two year period.  The shares will be retired upon acquisition.  As of June 30, 2004, the remaining repurchase authorization under this program totaled 3.5 million shares.

Item 3.       Defaults upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

We held our annual meeting  of stockholders (“Annual Meeting”) on June 2, 2004.  The purpose of the Annual Meeting was to elect one Class III Director to hold office until the 2007 annual meeting of stockholders and to approve the INVESTools Inc. 2004 Restricted Stock Plan (“2004 Plan”).

The following table provides the number of votes cast on each matter:

	Votes For	Votes Withheld
Michael H. Goldsmith	32,648,818	45,070

	Votes For	Votes Against	Abstentions
2004 Plan	9,906,517	488,172	23,338

Item 5.       Other Information

None.

Item 6.       Exhibits and Reports on Form 8-K

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

Current report on Form 8-K furnished on May 17, 2004, announcing the Company’s first quarter results.

Current report on Form 8-K filed on May 20, 2004, providing information related to investor relations activities posted on the Company’s website.

Current report on Form 8-K/A filed on June 8, 2004, to amend the Form 8-K filed on March 10, 2004, announcing the Company’s acquisition of 360 Group.

Current report on Form 8-K filed on June 25, 2004, announcing the Board of Directors authorization of a stock repurchase program.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTools Inc.

/s/ PAUL A. HELBLING

Paul A. Helbling Chief Financial Officer A duly authorized officer of the Registrant

Date:  August 12, 2004