Form 10-Q
period 2004-09-30
INVESTOOLS INC
filed 2004-11-10
CIK 1145124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED September 30, 2004

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

$.01 par value per share Common Stock:  44,763,566 as of November 1, 2004

INVESTOOLS INC. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended September 30, 2004

PART I - FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

INVESTOOLS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,150	$4,458
Marketable securities	9,652	7,808
Accounts receivable, net (allowance: $158, $197)	2,301	319
Current portion of restricted cash	344	—
Other current assets	2,837	398
Total current assets	24,284	12,983

Long-term restricted cash	1,869	357
Goodwill and intangibles, net	16,637	12,357
Furniture and equipment, net	1,649	832
Other long-term assets	216	22
Total assets	$44,655	$26,551

Current liabilities:
Current portion of deferred revenue	$18,013	$8,464
Accounts payable	5,280	1,391
Accrued payroll	2,333	1,544
Accrued tax liabilities	536	561
Other current liabilities	1,921	566
Total current liabilities	28,083	12,526

Long-term liabilities:
Long-term portion of deferred revenue	4,421	158
Total liabilities	32,504	12,684

Stockholders’ equity:
Common stock (45,064 and 44,189 shares issued and outstanding, respectively)	458	442
Additional paid-in capital	129,675	127,058
Accumulated other comprehensive income (loss)	22	(2)
Deferred stock compensation	(1,089)	(293)
Accumulated deficit	(116,915)	(113,338)
Total stockholders’ equity	12,151	13,867

Total liabilities and stockholders’ equity	$44,655	$26,551

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenue	$24,437	$17,437	$73,019	$49,444

Costs and expenses
Cost of revenue	14,767	8,326	43,788	26,392
Selling expense	6,860	4,971	17,658	12,915
Related party selling expense	—	—	—	501

General and administrative expenses	5,061	3,617	14,611	9,939
Depreciation and amortization expense	235	91	609	461
Total costs and expenses	26,923	17,005	76,666	50,208
Net income (loss) from operations	(2,486)	432	(3,647)	(764)

Other income (expense)
Loss on sale of assets	(5)	4	(79)	4
Interest income (expense) and other, net	49	48	152	37

Total other income (expense)	44	52	73	41

Income (loss) before income taxes	(2,442)	484	(3,574)	(723)
Income tax expense	—	—	3	1,464
Net income (loss)	$(2,442)	$484	$(3,577)	$(2,187)

Basic and diluted net income (loss) per share	(0.05)	0.01	(0.08)	(0.05)

Weighted average common shares outstanding	45,311	43,910	45,074	43,516
Weighted average common and potential common shares outstanding – assuming dilution	45,311	44,407	45,074	43,516

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,577)	$(2,187)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	609	461
Deferred tax expense	—	2,763
Stock compensation expense	203	48
Inventory write-off	358	—
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable	(1,627)	(1,558)
Restricted cash	(344)	—
Other current assets	(2,807)	(618)
Accounts payable	2,896	2,104
Deferred revenue	13,243	2,434
Accrued payroll	580	350
Other current liabilities	914	420
Taxes receivable/payable	(28)	1,446
Net cash provided by operating activities	10,420	5,663
Cash flows from investing activities:
Purchases of marketable securities	(10,942)	(2,930)
Proceeds from sale of marketable securities	9,131	—
Purchases of furniture, fixtures and equipment	(786)	(334)
Investment in 360 Group, net of cash received of $1.5 million	(62)	—
Net cash used in investing activities	(2,659)	(3,264)
Cash flows from financing activities:
Payments on notes payable	(254)	(14)
Changes in long-term restricted cash	(1,506)	561
Repurchase of stock	(1,498)	—
Exercise of stock options	189	—
Net cash used in financing activities	(3,069)	547
Increase in cash and cash equivalents	4,692	2,946
Cash and cash equivalents:
Beginning of period	4,458	5,160
End of period	$9,150	$8,106

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”) and do not include all information and footnotes required by accounting principles generally accepted in the United States.  However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods.  The results of operations for the nine month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Amounts in the September 30, 2003 consolidated financial statements have been reclassified to conform to the current period’s presentation.

Note 2.          Inventories

Inventories are stated at the lower of costs (using the first-in, first-out method) or market value.  The Company’s inventories include digital video disks and educational manuals.  At September 30, 2004, $1.8 million in net inventories are included as part of other current assets in the accompanying Consolidated Balance Sheets.

Note 3.          Acquisitions

On February 26, 2004, the Company acquired Service Enhancement Systems, Inc., a privately-held California corporation operating under the assumed name 360 Group (“360 Group”).  360 Group is a direct marketing company that provides services such as custom database development and management, strategic planning, media and list planning and buying, creative and production services, response management, and analytic services.  At closing, the sellers received a cash payment of $875,000 and 830,000 shares of the Company’s common stock valued at $1,875,000.  In addition, the Company incurred $669,000 of costs related to the acquisition, of which $226,000 were paid with 100,000 shares of the Company’s common stock.  During the three months ended June 30, 2004, the sellers received an additional cash payment of $213,000 based on a net working capital adjustment provided for in the merger agreement recorded as additional purchase price resulting in an increase to goodwill.  During the three months ended September 30, 2004, the 360 Group achieved revenue targets, thereby obligating the Company to pay additional merger consideration in the form of earn out payments.  The additional merger consideration consists of an additional cash payment of $438,000 and 415,000 shares of the Company’s common stock valued at $842,000 recorded as additional purchase price resulting in an increase to goodwill.  Per the merger agreement, the Company is required to remit the cash payment and release the shares to former shareholders of the 360 Group by February 26, 2005.  The Company acquired 360 Group to in-source the Company’s direct marketing and database management.

The following table summarizes the purchase price for 360 Group and includes the payments for the working capital adjustment and earn out discussed above:

(in thousands)
Value of common stock issued to sellers	$2,717
Cash paid to sellers	1,525
Transaction costs	669
Total purchase price	$4,911

In addition to the merger consideration in the table above, the Company will be obligated to pay up to an aggregate of 415,000 shares of its common stock and $438,000 in cash as additional merger consideration in the form of earn out payments if certain future revenue targets are achieved in 2005.

The following table summarizes the allocation of the purchase price for 360 Group and the estimated amortization period for the acquired intangibles:

(in thousands)
Current assets	$2,003
Furniture, fixtures and equipment	487
Acquired intangibles:
Developed technology/database infrastructure (16 years)	1,600
Non competition agreement (5 years)	500
Goodwill	2,357
Assets acquired	6,947
Liabilities, including notes payable	$2,036
Net assets acquired	$4,911

The following unaudited pro forma results of operations for the nine months ended September 30, 2004 and three and nine months ended September 30, 2003, assumes the purchase of 360 Group occurred on January 1, 2003, and assumes the purchase price has been allocated to the assets purchased and the liabilities assumed based on their values at the date of purchase.  The pro forma results of operations for the three months ended September 30, 2004 is not presented since 360 Group is included in the full period.  Pro forma net loss includes amortization of the intangible assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2004	2003	2004	2003

Revenue	$—	$18,706	$73,775	$52,595
Net income (loss)	—	3,786	(3,251)	1,004
Basic and diluted net income (loss) per share	$—	$0.08	$(0.07)	$0.02

The foregoing unaudited pro forma results of operations are presented for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the dates indicated.  Furthermore, such unaudited pro forma results of operations are not necessarily indicative of future operating results of the combined companies due to changes in operating activities following the purchase, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.

Note 4.          Goodwill and Acquired Intangibles

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 were as follows:

(in thousands)
Balance as of December 31, 2003	$11,958
Additions due to acquisition of 360 Group	2,357
Balance as of September 30, 2004	$14,315

Acquired Intangibles

Acquired intangibles with finite lives as of September 30, 2004 and December 31, 2003 were as follows:

	As of September 30, 2004			As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Finite Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Finite Life
	(in thousands)			(in thousands)
Existing technology and other	$2,160	$(280)	13.6 years	$560	$(161)	6.2 years
Non competition	500	(58)	4.4 years	—	—
Total acquired intangibles	$2,660	$(338)	11.9 years	$560	$(161)	6.2 years

For the three and nine months ended September 30, 2004, amortization was $70,000 and $177,000 respectively, as compared to $20,000 and $61,000 for the same periods in 2003.

Estimated future amortization expense is as follows:

2004 – remaining periods	$70
2005	281
2006	277
2007	231
2008	231
Thereafter	1,232
Total estimated amortization expense	$2,322

Note 5.          Stock-Based Compensation

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

In accordance with SFAS No. 148, the following table illustrates the effect on net loss and earnings per share if the fair value method of accounting for stock options had been applied to all outstanding and unvested stock awards in each reporting period as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2004	2003	2004	2003

Net income (loss) as reported	$(2,442)	$484	$(3,577)	$(2,187)
Add: Stock based compensation recorded, net of taxes	90	28	203	48
Deduct: Pro forma stock based compensation, net of taxes	(149)	(147)	(380)	(394)
Pro forma net income (loss)	$(2,501)	$365	$(3,754)	$(2,533)
Basic and diluted net income (loss) per share – as reported	$(0.05)	$0.01	$(0.08)	$(0.06)
Basic and diluted net income (loss) per share – pro forma	$(0.06)	$0.01	$(0.08)	$(0.06)

The following table provides the weighted average assumptions for the Black Scholes Options Pricing Model assuming a dividend rate of zero for all periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Risk-free interest rate	4.32%	3.92%	4.02%	3.90%
Volatility	91.40%	137.90%	115.95%	138.28%
Weighted average expected life	10 years	7 years	10 years	7 years
Weighted average fair value of options granted	$1.72	$0.19	$2.10	$0.19

Note 6.          Comprehensive Loss

The following table sets forth the activity in other comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Net income (loss)	$(2,442)	$484	$(3,577)	$(2,187)
Unrealized gain (loss) on marketable securities	28	(4)	24	7
Net comprehensive income (loss)	$(2,414)	$480	$(3,553)	$(2,180)

Note 7.          Marketable Securities

The Company invests its excess cash in marketable securities.  As of September 30, 2004, the cost of these securities was $9.7 million.  The Company has classified these marketable securities as available for sale under SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”  Accordingly, the securities are recorded at fair value and any unrealized gains or losses are included in accumulated other comprehensive income (loss) within stockholders’ equity.  Declines in value which are considered other than temporary are charged against earnings in the period that the decline occurs.  The Company recognized $6,000 and $60,000 in realized losses related to the sale of marketable securities for the three and nine months ended September 30, 2004, respectively.  There were no realized gains or losses recognized in the three and nine months ended September 30, 2003.  The Company earned interest of $26,000 and $85,000 in the three and nine months ended September 30, 2004, respectively.  The Company earned interest of $17,000 and $20,000 in the three and nine months ended September 30, 2003, respectively.

Note 8.          Contingencies

From time to time the Company is involved in certain legal actions arising in the ordinary course of business.  It is the opinion of management that such litigation will be resolved without a material adverse effect on the Company’s financial position or results of operations.

On July 9, 2004, the Australian Securities and Investment Commission (“ASIC”) filed a lawsuit against Online Investors Advantage, a wholly-owned subsidiary of the Company (“OIA”) and Phillip Town, a workshop presenter on behalf of OIA (“Town”).  The lawsuit, filed in the Supreme Court of Queensland, alleges that (i) OIA failed to provide a “financial services guide” or other information to attendees at seminars held in Brisbane and Melbourne in July 2004, as otherwise required under the Australian Corporations Act; (ii) failed to provide to the attendees of the Brisbane seminar a warning regarding the provision of general financial advice that was required to be given under the Corporations Act; (iii) engaged in misleading or deceptive conduct at the Brisbane and Melbourne seminars, regarding certain oral representations made by the presenter at the seminars (on behalf of OIA) and regarding certain written representations appearing in the registration form for workshops conducted on behalf of Online; and (iv) carried on a “financial services business,” as defined in the Corporations Act, without the required Australian license.  ASIC sought a temporary injunction prohibiting OIA from holding any workshops while the lawsuit is pending.  The court did not grant the injunction but did order OIA to place $0.3 million into escrow for all revenues received from its workshops while the lawsuit is pending.  These amounts are included in Current portion of restricted cash in the accompanying Consolidated Balance Sheets.  ASIC sought to stop OIA from delivering the workshop and to refund to participants the fees paid for the workshop.  In addition, if the court finds in favor of ASIC, the Company could be assessed penalties.  A trial of the proceedings was heard on September 6-8, 2004 in the Supreme Court of Queensland.  At trial, ASIC abandoned two of its allegations that OIA had engaged in misleading and deceptive conduct.  At the conclusion of the trial the court reserved its decision. The Company anticipates the court’s judgment within three months.  The Company believes that it has good defenses to the alleged claims and intends to continue to vigorously defend against this lawsuit.  At this time it is not possible to determine the amount of penalties that may be assessed, if any.  Furthermore, the Company believes that it is not probable or currently estimable of the amount which might possibly have to be paid as a result of this proceeding.

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

Note 9.          Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss), the numerator, by the weighted average number of shares of common stock outstanding, the denominator, during the period.  Diluted net income (loss) per shares gives effect to equity instruments considered to be potential common shares, if dilutive, computed using the treasury stock method of accounting.

The following table presents the calculation for the number of shares used in the basic and diluted net income (loss) per chare computations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)		(in thousands)
Weighted average common shares used to calculate basic net income (loss) per share	45,311	43,910	45,074	43,516
Options	—	497	—	—
Weighted average common and potential common shares used to calculate diluted net income (loss) per share	45,311	44,407	45,074	43,516

During the three and nine months ended September 30, 2004 and nine months ended September 30, 2003, dilutive net loss per share is computed without the effect of equity instruments considered to be potential common shares because their impact would be antidilutive as the Company incurred losses for each period.  As the Company reported losses for each period, 1,949,000 and 1,924,000 common stock equivalent shares were excluded from the computation of net loss per share for the three and nine months ended September 30, 2004, respectively, as compared to 300,000 common stock equivalents, for the nine months ended September 30, 2003.

Note 10.   Stock Repurchase Program

In June 2004, the Company authorized a stock repurchase program under which the Company can repurchase up to 3,500,000 shares over a two year period.  The shares will be retired upon acquisition.  As of September 30, 2004, the Company repurchased and retired 750,000 shares of its own common stock for a total cost of $1.5 million.  The remaining repurchase authorization under this program totaled 2,750,000 shares at September 30, 2004.

Note 11.   Issued But Not Yet Adopted Accounting Standards

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on paragraphs 6 through 20, 22 and 23 of EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“ EITF 03-01”).  EITF 03-01 provided for adoption of the related consensus as of the beginning of the third quarter of 2004.  Subsequent to the FASB’s ratification, in September 2004 the FASB issued FASB Staff Position (“FSP”) EITF 03-1-1 which effectively delays the guidance in paragraphs 10 through 20 of EITF 03-01 until the FASB issues final guidance, expected in the fourth quarter of 2004. In addition, the FASB issued proposed FSP EITF 03-1-a, which provides guidance on the application of EITF 03-01 to debt securities that are impaired as a result of interest rate and/or sector spread increases, and is expected to be discussed and issued in final form in the fourth quarter of 2004.

Paragraphs 10 through 20 of EITF 03-01 provide guidance on when impairment of debt and equity securities is considered other-than-temporary.  This guidance generally states impairment is considered other-than-temporary unless the holder of the security has both the intent and the ability to hold the security until the fair value recovers and evidence supporting the recovery outweighs evidence to the contrary.  We are currently evaluating the impact that implementation of this guidance could have on our consolidated financial position or results of operations.

Note 12.   Subsequent Events

On October 19, 2004, the Company entered into a separation agreement and general release, effective as of October 13, 2004, with Scott K. Waltz, a former executive officer.  The separation agreement requires the Company to pay the former executive $0.2 million in severance and related benefits.  Additionally, the agreement requires the Company to repurchase 304,000 shares of the Company’s stock that were earned as part of the 2004 earn out related to the 360 Group acquisition for $0.7 million.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Our mission is to empower individual investors to achieve their unfulfilled financial goals by using the INVESTools Method ™, an integration of Web-based tools, instruction and support.  We do not promote individual stocks, bonds, derivatives or any other types of investments, but rather educate investors on performing research to analyze investments.  Such investor education is delivered through instructor-led workshops, home study products, and one-to-one teaching, and includes an Investor Toolbox website subscription.  We market our workshop products through radio/television and print media as well as direct mailings and email, or in conjunction with events or conferences conducted by our co-marketing partners.

At workshop events and subsequent to workshop events graduates have the opportunity to purchase additional products.  This has become a significant revenue channel and source of increased lifetime value of each student.  Leads generated in the marketing process are additionally pursued through telemarketing efforts selling the entire range of products.

Concentration Risk

We currently access approximately 90% of our new students through our co-branding (CNBC and BusinessWeek) and co-marketing (Get Motivated Seminars and MIT Financial) relationships.  Students accessed through each of these relationships contributed from 10% to 35% of our revenues.  The loss of one of these partners could have a material adverse effect on our financial performance in the short-term.  However, we are constantly pursuing new student acquisition partnerships and we believe business from new and existing partnerships would replace such lost volumes if they were to occur.  There can be no assurance that we will be successful in establishing new partnerships.

Acquisition of 360 Group

In February 2004, we announced the acquisition of 360 Group for $5.5 million if all contingent consideration is ultimately paid.  360 Group, a San Rafael, California based agency, is a direct marketing company that provides services such as custom database development and management, strategic planning, media and list planning and buying, creative and production services, response management, and analytic services.  As a result of this transaction, all outstanding shares of 360 Group’s common stock were converted into the right to receive an aggregate of 830,000 shares of our common stock and approximately $875,000 in cash.  During the three months ended June 30, 2004, the sellers received an additional cash payment of $213,000 based on a net working capital provision provided for in the merger agreement.  During the three months ended September 30, 2004, the 360 Group achieved revenue targets, thereby obligating us to pay additional merger consideration in the form of earn out payments.  The additional merger consideration consists of an additional cash payment of $438,000 and 415,000 shares of the common stock valued at $842,000.  Pursuant to the merger agreement, we are required to remit the cash payment and release the shares to former shareholders of the 360 Group by February 26, 2005.  In addition to the merger consideration discussed above, we will be obligated to pay up to an aggregate of 415,000 shares of our common stock and approximately $438,000 in cash as additional merger consideration in the form of earn out payments if certain future revenue targets are achieved in 2005.  We used cash on hand to fund the cash portion of the merger consideration paid at closing and the subsequent cash payment during the second quarter.  In connection with the merger, Scott K. Waltz, the former Vice President, Client Services of 360 Group, was named Senior Vice President, Chief Marketing Officer of the Company, and Don Klabunde, the former Chief Technology Officer of 360 Group, was named Vice President, Chief Information Officer of the Company.

Effective October 19, 2004, we entered into a separation agreement and general release effective as of October 13, 2004, with Scott K. Waltz, the former Senior Vice President and Chief Marketing Officer of the Company. The separation agreement requires us to pay Mr. Waltz $0.2 million in severance and related benefits.  Additionally, the agreement requires us to repurchase 304,000 shares of our stock for $0.7 million that was earned as part of the 2004 earn out as discussed in the previous paragraph.

We believe that the strategic acquisition of the 360 Group has been instrumental in increasing total student acquisition and return on marketing.  360 Group has been managing all student acquisition efforts for us as well as building and coordinating our marketing database to improve student retention and cross-selling efforts since October 2002.  This database is a significant strategic asset and will be critical to future profitability as we work toward increasing student lifetime value.

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

Income Taxes

The provision for income taxes is calculated using the asset and liability method.  Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  We provide valuation allowances against the deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Due to the losses incurred during 2002, 2003 and for the first three quarters of 2004, we have recorded a valuation allowance to offset the net deferred tax asset.  In determining the adequacy of the valuation allowance, which totaled $4.7 million as of September 30, 2004, we assess our profitability by taking into account the present and anticipated amounts of domestic and international earnings, as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences.  For financial reporting purposes, we generally provide taxes at the rate applicable for the appropriate tax jurisdiction.

Valuation of Long-Lived Assets, Including Goodwill

At least annually we review for impairment of goodwill resulting from business combinations in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  We expect to complete our annual impairment review during the fourth quarter of 2004.

A discounted cash flow model is used to estimate the fair value of a reporting unit.  This model requires the use of long-term planning estimates and assumptions regarding industry-specific economic conditions that are outside our control.  The annual test for impairment includes the selection of an appropriate discount rate to value cash flow information.  The basis of this discount rate calculation is derived from several internal and external factors.  These factors include, but are not limited to, the average market price of our common stock, the number of shares of common stock outstanding, the book value of our debt, if any, a long-term risk free interest rate, and both market and size specific risk premiums.  Our annual goodwill impairment testing, performed during the fourth quarter of 2003, indicated that the fair value of all reporting units tested exceeded their respective book values and therefore no additional goodwill impairment testing was required.  Due to uncertain market conditions, it is possible that estimates used for goodwill impairment testing may change in the future.  Therefore, there can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

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

We sell our products bundled together in various ways.  Each sale is separated into its specific element and revenue from each element is recognized according to the following policies:

Revenue stream	Recognition policy
Workshop revenue	Recognized at the conclusion of the workshop
Home study revenue	Recognized upon shipping to customer
Personal training	Deferred upon receipt and recognized on a straight-line basis over estimated period of service
Website subscription renewals	Deferred upon receipt and recognized on a straight-line basis over the subscription period
Website hosting	Recognized over period of service

The revenue for each element is calculated based upon the fair value of each separate element, which has been determined by prices paid when each product is sold separately.  We offer these products bundled together at a discounted rate.  The discount is allocated pro rata to each element of revenue based on the relative fair value of each element.

Deferred revenue arises from subscriptions to the websites and personal training sessions because the payments are received before the delivery of the service has been rendered.  Deferred revenue is recognized into revenue over the period that the services are performed.  We also sell certificates to attend workshops in the future.  Revenue from these sales is deferred until the certificate is used or expires.

	Three Months Ended			Nine Months Ended
	September 30, 2004	September 30, 2003	% Change	September 30, 2004	September 30, 2003	% Change
	(in thousands, except percentages)
Revenue

Workshops	$4,827	$6,880	(30)%	$18,030	$22,596	(20)%
Personal Training	8,868	4,125	115%	23,994	9552	151%
Home Study	8,183	3,465	136%	22,820	8,518	168%
Website subscription renewals	6,356	2,509	153%	17,343	7,373	135%
Other revenue	1,961	1,020	92%	4,075	3,851	6%
	30,195	17,999	68%	86,262	51,890	66%
Change in deferred revenue	(5,758)	(562)	925%	(13,243)	(2,446)	441%
Total revenue	$24,437	$17,437	40%	$73,019	$49,444	48%

Sources of Revenue as a Percentage of Revenue

Workshops	20%	39%		24%	46%
Personal Training	36%	24%		33%	19%
Home Study	33%	20%		31%	17%
Website subscription renewals	26%	14%		24%	15%
Other revenue	8%	6%		6%	8%
Change in deferred revenue	(23)%	(3)%		(18)%	(5)%
Total revenue	100%	100%		100%	100%

At the end of December 2003, we entered into a revised agreement with one of our co-marketing partners, and in August 2004, we entered into a revised agreement with another one of our co-marketing partners whereby the partners recognize all revenues and associated selling costs related to workshop sales generated through the co-marketing partners’ channels.  By making these changes the Company is aligning risk and rewards for customer acquisition with these co-marketing partners by transferring ownership of the customer acquisition revenues and expenses.  We and our partners expect this arrangement to generate increased customer volumes thereby leveraging higher margin fulfillment and retention sales consistent with our lifetime value of the customer strategy.  Workshop revenues no longer recognized by us as a result of these agreements were $8.1 million for the three months ended September 30, 2004 and $21.9 million for the nine months ended September 30, 2004.  The workshop revenues resulting from this co-marketing partnership in 2003 were $2.7 million for the three months ended September 30, 2003 and $11.4 million for the nine months ended September 30, 2003.  Therefore, after adjusting the 2003 workshop revenues to remove such revenues for comparability with 2004, workshop revenues increased $0.6 million for the three months ended September 30, 2004 and $6.8 million for the nine months ended September 30, 2004, when compared to the same period in 2003.  The primary reason for the increase in workshops revenue is due to an increase in attendance at workshops associated with our co-branding and other co-marketing partnerships.  We anticipate that workshop revenues will decrease in the future as a result of the August 2004 arrangement with our second co-marketing partner.  On a go forward basis, the majority of workshop revenues will be generated from our co-branding partnerships.

Sales of personal training, home study and website subscription renewals all increased in the three and nine months ended September 30, 2004 as compared to the same periods in 2003.  Several factors contributed directly to this increase in revenue.  In the first quarter of 2003, the Company began offering additional products during the workshops.  These sales are typically made as the students are completing workshops, and are generally various combinations of advanced home study programs, advanced workshops, additional personal training sessions and additional website subscription renewals.  For the three months ended September 30, 2004, sales at workshops accounted for 99% of the increase in personal training sessions, or $4.7 million, 103% of the increase in home study sales, or $4.9 million, and 19% of the increase in website renewals, or $1.1 million, when compared to the same periods in 2003.  For the nine months ended September 30, 2004, sales at workshops accounted for 88% of the increase in personal training sessions, or $12.8 million, 91% of the increase in home study sales, or $13.0 million, and 31% of the increase in website renewals, or $3.0 million, when compared to the same periods in 2003.  Some of this volume was sold as part of the Masters program introduced in February 2004 and PhD program introduced in July 2004.  The Masters program combines basic and advanced home study products, additional training sessions, 24-month website subscription renewal, and a one-year workshop certificate into one product.  The PhD program provides for advanced workshops, advanced home study products, additional training sessions, 24-month website subscription renewal, 24-month hotline service subscription and a two-year workshop certificate into one product.

Website subscription renewal revenue increased $3.8 million in the three months ended September 30, 2004 and increased $10.0 million in the nine months ended September 30, 2004.  We continue to improve and enhance our Investor Toolbox websites, offering more features and improved service to our students.  Website subscription renewals sold by our telemarketing department increased $1.9 million, or 49%, of the $3.8 million increase in the three months ended September 30, 2004 and increased $5.5 million, or 56%, of the $10.0 million increase in the nine months ended September 30, 2004.  The remaining increase for the three and nine months ended September 30, 2004, was a result of increased sales of advanced products at workshops that are bundled with website subscription renewals.

Deferred revenue increased $5.8 million in the three months ended September 30, 2004 and $13.2 million in the nine months ended September 30, 2004, when compared to the same periods in 2003.  The increase was a result of increased sales of training sessions, advanced workshops and website subscription renewals during the three and nine months ended September 30, 2004.  Revenue from the training sessions, advanced workshops and website subscription renewals is deferred and ratably recognized in future periods as services to the student are delivered.  As we execute our lifetime value of the student strategy, more of the sales will be in products where the revenue is deferred.

	Three Months Ended			Nine Months Ended
	September 30, 2004	September 30, 2003	% Change	September 30, 2004	September 30, 2003	% Change
	(in thousands, except percentages)

Cost of Revenue
Partner Commissions	$7,063	$3,809	85%	$22,958	$14,221	61%
Payroll costs	3,242	1,978	64%	8,999	5,500	64%
Other	4,462	2,539	76%	11,831	6,671	77%
Total cost of revenue	$14,767	8,326	77%	$43,788	$26,392	66%

Cost of Revenue as a Percentage of Revenue
Partner Commissions	29%	22%		31%	29%
Payroll costs	13%	11%		13%	11%
Other	18%	15%		16%	13%
Total cost of revenue	60%	48%		60%	53%

The terms and conditions of our revenue arrangements with our customers result in the deferral of a significant amount of revenue.  However, we recognize the costs associated with deferred revenue as they are incurred. Over two-thirds of deferred revenue amounts relate to website subscriptions, for which the remaining fulfillment costs represent an allocation of website hosting costs which are substantially fixed in nature at current subscriber levels.  The balance of deferred revenue primarily corresponds to training sessions, for which the remaining fulfillment cost represents labor cost of less than 15% of related deferred training revenue.

Partner commissions consists of amounts that are paid to co-branding and co-marketing partnerships based on sales achieved through these channels.  At the end of December 2003 and in August 2004, we entered into revised agreements with two of our co-marketing partners, whereby the partners recognize all revenues and associated selling costs related to workshop sales generated through the co-marketing partner’s channels.  The partner commissions resulting from these co-marketing partnerships in 2003 was $1.8 million for the three months ended September 30, 2003 and $8.0 million for the nine months ended September 30, 2003.  Therefore, after adjusting for the 2003 partner commissions related to workshop sales to exclude such partner commissions for comparability with 2004, partner commissions increased $5.0 million in the three months ended September 30, 2004 and increased $16.8 million in the nine months ended September 30, 2004, when compared to the same periods in 2003.  The primary reason for the increase in partner commissions is due to our increased revenues for the three and nine months ended September 30, 2004.  The primary reasons for the fluctuations as a percentage of sales is due to a change in mix of sales between our co-branding and co-marketing channels for the three months ended September 30, 2004.

Payroll costs are commissions based on a percentage of revenues that are paid to employees based on the amount of sales achieved at each event.  Payroll costs increased $1.3 million in the three months ended September 30, 2004 and increased $3.5 million in the nine months ended September 30, 2004, when compared to the same periods in 2003.  The primary reason for the increase in payroll costs is due to our increased revenues for the three and nine months ended September 30, 2004.

Other costs consist of material costs (including shipping costs), credit card fees, travel expenditures and other costs directly related to revenues.  Other costs increased $1.9 million in the three months ended September 30, 2004 and increased $5.2 million in the nine months ended September 30, 2004.  The primary reason for the increase in other costs is due to our increased revenues for the three and nine months ended September 30, 2004.

	Three Months Ended			Nine Months Ended
	September 30, 2004	September 30, 2003	% Change	September 30, 2004	September 30, 2003	% Change
	(in thousands, except percentages)

Selling Expenses

Selling expense	$6,880	$4,971	38%	$17,658	$12,915	37%

Selling Expenses as a Percentage of Revenue

Selling expense	28%	29%		24%	26%

Selling expenses increased $1.9 million in the three months ended September 30, 2004 when compared to the same period in 2003, primarily due to increased spending on direct mail advertising associated with our co-branded channels, spending on product development costs, partially off-set by a decrease in radio and newspaper advertising.  Selling expenses increased $4.7 million in the nine months ended September 30, 2004 when compared to the same period in 2003, primarily due to an increased spending on direct mail, radio and newspaper advertising associated with our co-branded channels, spending on product development costs, partially offset by a reduction in email advertising and a reduction in printing and shipping costs as a result of decreased spending associated with our preview marketing.

	Three Months Ended			Nine Months Ended
	September 30, 2004	September 30, 2003	% Change	September 30, 2004	September 30, 2003	% Change
	(in thousands, except percentages)

General and Administrative Expense

G&A expense *	$5,296	$3,708	43%	$15,220	$10,400	46%

G&A Expenses as a Percentage of Revenue

G&A expense *	22%	21%		21%	21%

(*) Includes depreciation and amortization

General and administrative expenses increased $1.6 million in the three months ended September 30, 2004 when compared to the same period in 2003, primarily due to an increase in professional fees associated with the implementation of Section 404 of the Sarbanes-Oxley Act, increased legal costs associated with our Australian litigation, increased payroll related costs and intangibles amortization expense resulting from the acquisition of the 360 Group.  General and administrative expenses increased $4.8 million in the nine months ended September 30, 2004 when compared to the same periods in 2003, primarily due to increased payroll related costs resulting from the acquisition of the 360 Group, increased professional fees associated with the implementation of Section 404 of the Sarbanes-Oxley Act and increased legal costs associated with our Australian litigation.

Liquidity

Cash Flows

At September 30, 2004, our principal sources of liquidity consisted of $18.8 million of cash and cash equivalents and marketable securities as compared to $12.3 million at December 31, 2003.

Net cash provided by operating activities was $8.9 million for the nine months ended September 30, 2004 compared to $3.2 million net cash provided by operating activities during the comparable period of 2003 after excluding $3.0 million of cash tax refunds related to prior years.  The primary reason for the increase in operating cash flows was an increase of $13.2 million in deferred revenue resulting from the growth in sales of training and website renewal products discussed above.  The increase was partially offset by $1.5 million of cash used to collateralize a new merchant account relationship, which we expect will substantially reduce our credit card processing fees, a $2.9 million increase in other assets as a result of an increase in inventories and work-in-process, and a net loss of $3.6 million.

At September 30, 2004, net working capital increased by $5.3 million, to $14.2 million compared to $8.9 million at December 31, 2003 excluding short-term deferred revenue, which is substantially a non-cash liability.  Short-term deferred revenue increased $9.5 million, to $18.0 million at September 30, 2004 compared to $8.5 million at December 31, 2003.  The primary reason for the increase in net working capital was due to increase in cash and cash equivalents, marketable securities, accounts receivable and inventories partially offset by increases in accounts payable, accrued payroll and other accrued liabilities.

We invest our excess cash balances in fixed income securities that are earning approximately a 1.2% average rate of interest and have laddered maturities through 2007.  At September 30, 2004 we had $9.7 million invested in marketable securities compared to $7.8 million at December 31, 2003.  During the nine months ended September 30, 2004 several investments were sold, called or matured providing proceeds from the sale of investments of $9.1 million as compared to no proceeds from the sale of investments for the same period in 2003.  During the nine months ended September 30, 2004, we purchased $10.9 million in additional marketable securities compared to $2.9 million in additional marketable securities for the same period in 2003.

In June 2004, we authorized a stock repurchase program under which we can repurchase up to 3,500,000 shares over a two year period.  During the three months ended September 30, 2004 we repurchased 750,000 shares of the Company’s common stock for a total cost of $1.5 million.  As of September 30, 2004, the remaining repurchase authorization under this program totaled 2,750,000 shares.

We expect to continue to use our liquid assets to invest in our infrastructure to support our growth.  In the nine months ended September 30, 2004 we invested $0.8 million in equipment and software and $0.1 million in connection with the acquisition of 360 Group, net of cash acquired.  We utilized a portion of the cash acquired in the acquisition of 360 Group to fund the cash portion of the acquisition related costs.  We are obligated to pay $0.4 million in cash in the first quarter of 2005 related to 360 Group’s 2004 earn out payment.  In October 2004, we repurchased 304,000 shares of our stock for $0.7 million earned as part of the 360 Group 2004 earn out from Mr. Waltz, a former Senior Vice President of the Company, as part of a separation agreement.  Additionally, the acquisition will require additional cash payments of $0.4 million in 2006, assuming certain revenue performance targets are achieved in 2005.

We expect that our current cash and cash equivalents and marketable securities balances and cash flows from operations will be sufficient to meet our working capital and other capital requirements for at least 12 months.

Contractual Obligations and Commercial Commitments

We have assumed various financial obligations and commitments in the ordinary course of conducting our business.  We have contractual obligations requiring future cash payments under existing contractual arrangements, such as management, consulting and non-competition agreements.  We also have commercial and contingent obligations which result in cash payments only if certain contingent events occur requiring our performance pursuant to a funding commitment.

The following table details the our known future cash payments (on an undiscounted basis) related to various contractual obligations as of September 30, 2004:

	Remaining
	Total	2004	1-3 Years	Thereafter
Operating leases (1)	$4,595	$281	$2,292	$2,022
Data and communications purchase agreements (2)	392	189	203	—
Management employment agreements (3)	1,577	204	1,373	—
Total contractual obligations	$6,564	$674	$3,868	$2,022

(1)     Our operating leases include office space and operating facilities.  The terms of the agreements vary from 2003 until 2010.

(2)     We have supply contracts with various vendors of financial data and communications services providing for minimum monthly commitments. These contracts have terms from 2004 to 2005.

(3)     We have entered into agreements with a certain senior executives which require us to make cash payments over the contractual periods.

Issued But Not Yet Adopted Accounting Standards

In March 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on paragraphs 6 through 20, 22 and 23 of EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“ EITF 03-01”).  EITF 03-01 provided for adoption of the related consensus as of the beginning of the third quarter of 2004.  Subsequent to the FASB’s ratification, in September 2004 the FASB issued FASB Staff Position (“FSP”) EITF 03-1-1 which effectively delays the guidance in paragraphs 10 through 20 of EITF 03-01 until the FASB issues final guidance, expected in the fourth quarter of 2004. In addition, the FASB issued proposed FSP EITF 03-1-a, which provides guidance on the application of EITF 03-01 to debt securities that are impaired as a result of interest rate and/or sector spread increases, and is expected to be discussed and issued in final form in the fourth quarter of 2004.

Paragraphs 10 through 20 of EITF 03-01 provide guidance on when impairment of debt and equity securities is considered other-than-temporary.  This guidance generally states impairment is considered other-than-temporary unless the holder of the security has both the intent and the ability to hold the security until the fair value recovers and evidence supporting the recovery outweighs evidence to the contrary.  We are currently evaluating the impact that implementation of this guidance could have on our consolidated financial position or results of operations.

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

On July 9, 2004, the Australian Securities and Investment Commission (“ASIC”) filed a lawsuit against Online Investors Advantage, a wholly-owned subsidiary of the Company (“OIA”) and Phillip Town, a workshop presenter on behalf of OIA (“Town”).  The lawsuit, filed in the Supreme Court of Queensland, alleges that (i) OIA failed to provide a “financial services guide” or other information to attendees at seminars held in Brisbane and Melbourne in July 2004, as otherwise required under the Australian Corporations Act; (ii) failed to provide to the attendees of the Brisbane seminar a warning regarding the provision of general financial advice that was required to be given under the Corporations Act; (iii) engaged in misleading or deceptive conduct at the Brisbane and Melbourne seminars, regarding certain oral representations made by the presenter at the seminars (on behalf of OIA) and regarding certain written representations appearing in the registration form for workshops conducted on behalf of Online; and (iv) carried on a “financial services business”, as defined in the Corporations Act, without the required Australian license.  ASIC sought a temporary injunction prohibiting OIA from holding any workshops while the lawsuit is pending.  The court did not grant the injunction but did order OIA to place $0.3 million into escrow for all revenues received from its workshops while the lawsuit is pending.  These amounts are included in current portion of restricted cash in the accompanying Consolidated Balance Sheets.  ASIC sought to stop OIA from delivering the workshop and to refund to participants the fees paid for the workshop.  In addition, if the Court finds in favor of ASIC, we could be assessed penalties.  A trial of the proceedings was heard on September 6-8, 2004 in the Supreme Court of Queensland.  At trial, ASIC abandoned two of its allegations that OIA had engaged in misleading and deceptive conduct.  At the conclusion of the trial the court reserved its decision.  The Company anticipates the court’s judgment within three months.  We believe that we have good defenses to the alleged claims and intend to continue to vigorously defend against this lawsuit.  At this time it is not possible to determine the amount of penalties that may be assessed, if any.  Furthermore, we believe that it is not probable or currently estimable of the amount which might possibly have to be paid as a result of this proceeding.

On March 4, 2003, a foreign national filed a complaint in the San Diego Superior Court against ZiaSun Technologies, Inc., a wholly-owned subsidiary of the Company (“ZiaSun”).  The complaint alleges that certain individuals, who are not parties in the lawsuit, persuaded the plaintiff to purchase shares of ZiaSun common stock and the complaint also alleges a failure to deliver a stock certificate.  ZiaSun does not have any ownership or control of the third party brokerage house from whom plaintiff claims to have purchased stock.  The plaintiff is seeking unspecified damages for the alleged fraud in the sale of the stock.  We believe that we have good defenses to the alleged claims and intend to vigorously defend against this lawsuit.

We are not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on our financial position or results of operation.

Item 2.           Changes in Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities:

None.

(b) Stock Repurchases:

In June 2004, we authorized a stock repurchase program under which we can repurchase up to 3,500,000 shares over a two year period.  The following table sets forth the repurchases we made during the three months ended September 30, 2004:

	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Number of Shares that may yet be Purchased Under Repurchase Program
Period:
July 1, 2004 - July 31, 2004	253,600	$2.05	253,600	3,246,400
August 1, 2004 - August 31, 2004	172,800	$1.88	172,800	3,073,600
September 1, 2004 – September 31, 2004	323,600	$2.00	323,600	2,750,000
Total	750,000	$2.00	750,000

Item 3.           Defaults upon Senior Securities

None.

Item 4.           Submission of Matters to a Vote of Security Holders

None.

Item 5.           Other Information

None.

Item 6.           Exhibits

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

INVESTools Inc.

/s/ PAUL A. HELBLING

Paul A. Helbling
Chief Financial Officer
A duly authorized officer of the Registrant
Date: November 9, 2004