Form 10-K
period 2004-12-31
INVESTOOLS INC
filed 2005-03-31
CIK 1145124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission File Number:  0-31226

INVESTOOLS INC.
(Exact name of Registrant as specified in its charter)

Delaware	76-0685039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

585 East 1860 South Provo, Utah	84606
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(801) 724-6913

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.01 par value per share
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter) based on the closing price of the common stock on the American Stock Exchange for such date, was $90.6 million.

The number of shares of the Registrant’s common stock converted and outstanding on March 15, 2005 was 44,978,968.

Documents Incorporated by Reference:

The registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on June 10, 2005 is incorporated by reference in Part III of the Form 10-K.

INVESTOOLS INC.

FORM 10-K REPORT INDEX

FORWARD LOOKING STATEMENT

PART I

ITEM 1.	BUSINESS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER EVENTS

PART III

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Forward Looking Statement

All statements in this Annual Report on Form 10-K that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements may be identified by words such as “believe”, “intend”, “expect”, “may”, “could”, “would”, “will”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or similar statements.  In addition, from time to time, we (or our representatives) may make forward-looking statements of this nature in our annual report to shareholders, proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K, press releases or in oral or written presentations to shareholders, securities analysts, members of the financial press or others.  All such forward-looking cautionary statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements.  In addition, the forward-looking statements reflect only our current views concerning future events, and we assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements we make, whether as a result of new information, future events, or otherwise.  Forward-looking statements are subject to risks and uncertainties which could cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements.  We have made every reasonable effort to ensure that the information and assumptions on which these statements and projections are based are current, reasonable, and complete, but there can be no assurance that management’s expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct.  Factors that could cause actual results to differ materially are discussed under “Business — Factors That May Affect Future Results.”

Part I

Item 1.                                   Business

Operations Overview

INVESTools Inc. (referred to as “INVESTools”, “we”, “us”, or “our”) is a leader in investor education.  Our mission is to educate and empower individual investors to make their own financial decisions to achieve their unfulfilled financial goals anytime, anywhere by using the INVESTools Method™ live, by correspondence or online establishing the INVESTools Method as the most widely recognized, adopted and endorsed approach to investor education.  We offer a full range of investor education products and services that provide lifelong learning and support to self-directed investors to help them improve their investment performance.  We have more than 144,000 graduates and 51,000 subscribers to our websites.  Our products and services are built around the INVESTools Method, a unique integration of a disciplined investing process, web-based tools, personalized instruction and support.  Our investor education products and services are offered in a variety of learning formats with courses ranging from beginning to advanced, thus addressing the needs of all investor levels.

In January 2005, we announced the relocation of our corporate headquarters from Houston, Texas to Salt Lake City, Utah.  Our interim corporate headquarters and principal executive office is located at 585 East 1860 South, Provo, Utah 84606.  We also maintain offices in New York, New York; Houston, Texas; Palo Alto, California and San Rafael, California.  We intend for the corporate relocation to Salt Lake City to be complete in May 2005.

Corporate Background

INVESTools was incorporated in Delaware on May 21, 2001 and began operations on December 6, 2001, as a result of a merger between ZiaSun Technologies, Inc., a Nevada corporation (ZiaSun), and Telescan, Inc., a Delaware corporation (Telescan).  Former ZiaSun and Telescan stockholders acquired an approximate 75% and 25% ownership interest in INVESTools, respectively.  The merger was accounted for under the purchase method of accounting.  ZiaSun and Telescan each became wholly owned subsidiaries of INVESTools.

Our subsidiaries are:

•                  ZiaSun, which owns 100% of Online Investors Advantage, Inc. (OIA).  OIA owns 100% of the following dormant entities that have no operations:  INVESTools Asia Pacific Pte., Limited (INVESTools Asia), Investor Education California, LLC, INVESTools Hong Kong Ltd. (INVESTools Hong Kong), Seminar Marketing Group, Inc. (SMG) and Memory Improvement Systems, Inc. (MIS).

•                  Telescan, which owns 100% of INVESTools, Inc., a dormant California corporation with no operations (INVESTools California).

•                  SES Acquisition Corp., a California corporation operating under the name 360 Group. We acquired 360 Group on February 26, 2004.  360 Group was a direct marketing agency that offered services such as custom database development and management, strategic planning, media list planning and buying, creative and production services, response management and analytic services.  We acquired 360 Group in order to internalize our marketing department.

•                  Prophet Financial Systems, Inc. (Prophet), a California corporation, acquired on January 26, 2005.  Prophet is a Web-based content and services provider that enables active investors to use technical analysis to trade more profitably.  Prophet’s website, ProphetNet, is a premier Web provider of advanced charting technology.

Business Segments

Management analyzes our operations by reviewing financial information regarding products and services that are aggregated into a single operating segment, investor education.

Business Strategy

Our products and services are built around a 5-Step Investing Formula that is designed to teach both experienced and beginning investors how to approach the stock selection process according to our proven investing formula.  Course offerings are generally combined with personalized instruction and ongoing support and are offered in a variety of learning formats, which solidify the students’ understanding of the investing process and help in their effort to take control of their financial future.

We seek to offer investors a full range of investor education products that provide lifelong learning.  Generally, students are introduced to our products and services through a free preview event.  Attendees of the preview event are given an invitation to attend a more comprehensive instructor-led workshop or purchase an in-depth DVD-based home study program, both of which include subscription access to the Online Investor Toolbox™ website.  Workshops and home study programs are often bundled with personalized, one-on-one coaching sessions, which are spread out over a period of time and include ongoing support through a live 800-number hotline for technical assistance.  Following completion of the initial workshop or home study program, graduates are offered continuing education and advanced courses to build on what they have learned.  Products are offered under INVESTools Investor Education, Success Magazine Investor Education, BusinessWeek Investor Education and CNBC Investor Education brands.

Learning Formats

Depending on the brand under which the learning formats are marketed, content and services available to students (i.e., length of workshop, number of coaching sessions and access to certain Online Investor Toolbox features) may vary.

•                  Preview Event – We offer a free event that introduces attendees to basic investing concepts and provides a broad overview of the financial markets.  Depending on the brand under which the preview event is marketed, participants may receive a gift for attending.  Attendees are offered an invitation to attend a more comprehensive workshop or purchase an in-depth DVD-based home study program.

•                  Workshops – We offer one and two-day live, instructor-led investing workshops that cover topics ranging from basic investing principles to advanced strategies.  The workshops provide hands-on experience using our proprietary Online Investor Toolbox website.  The basic investing principles workshop includes a six month subscription to the Online Investor Toolbox website as part of the workshop fee.

•                  Home Study Programs – We offer several of our courses in a DVD at home study format.  These programs are offered to preview attendees who are unable to attend the instructor-led workshops and workshop graduates seeking to expand their investment knowledge base through advanced courses.  The DVD-based home study programs provide hands-on training using our proprietary Online Investor Toolbox website.  The basic investing principles home study course includes a six month subscription to the Online Investor Toolbox website as part of the home study course fee.

•                  One-on-One Coaching – Our personalized coaching line of products offer investors one-on-one coaching and support in interactive sessions with a coach.  The sessions, which are offered for both basic and advanced courses, allow investors to learn at their own pace and successfully apply what they are learning.  One-on-one coaching is offered over a set period of time, depending upon the course.

•                  Live Coaching Workshops – In 2004, we introduced a live coaching format that provides students with an in depth, interactive learning experience and a low student to teacher ratio.  These courses are offered in an attractive resort location, and are taught by our most experienced coaches.  They included stock and options training as well as more advanced active investing courses.

•                  Ongoing Support (web subscriptions) – As long as alumni maintain an active subscription to the Online Investor Toolbox website, they have unlimited e-mail access to instructors.  Students who participate in the one-on-one coaching program also have access to instructors through a Live Chat online support option and coaches through a live 800-number hotline where they can check their work.

•                  eLearning (web subscriptions) – In 2004, we introduced short, online tutorials called webinars on two topics, Market Forecast and Covered Calls, through our Online Investor Toolbox website.  The click on demand webinars are designed to walk graduates through the portion of the Online Investor Toolbox site that relates to the subject being covered.  In 2005, we will extend online delivery of our products through our eToolbox strategy.

Course Offerings

•                  5-Step Investing Formula – This foundational course is designed to teach both experienced and beginning investors how to select stocks according to a step-by-step, disciplined investing process.  The 5 steps are:  (1) searching for an investment, (2) industry group analysis, (3) fundamental analysis, (4) technical analysis, and (5) portfolio management.  There are no prerequisites to take this course.

•                  Basic Options – This course is designed to introduce investors to the power of options and teach them how to start trading options to give them opportunities to increase profits and diversify their investing strategies.  The course also provides investors with a number of options-related strategies such as puts, covered calls and LEAPS that may help their investment portfolio.  Students must complete the 5-Step Investing Formula prior to taking this course.

•                  Advanced Options – This course is a multi-part course designed to teach investors advanced options strategies one step at a time.  Building on the principles taught in our Basic Options course, the Advanced Options course introduces new options strategies such as debit spreads, credit spreads, diagonal spreads, straddles and strangles, index options and butterfly spreads.  Students must complete the 5-Step Investing Formula and Basic Options prior to taking this course.

•                  Advanced Technical Analysis – This course is designed to teach investors technical analysis and advanced charting techniques to identify investment opportunities, reduce ambiguity and to give them opportunities to profit in any financial market condition.  The course teaches the skills and discipline to interpret trends and trading opportunities based on the physical behavior of the market as seen through technical analysis and charting techniques.  Students must complete the 5-Step Investing Formula prior to taking this course.

•                  INVESTools Currency Trader™ - This course, which was added in early 2005, prepares investors to trade in the forex markets using the same risk management skills and principles that professional, institutional and advanced individual currency traders utilize.  The course focuses on technical analysis and advanced charting techniques to help investors identify, analyze and leverage global currency trading opportunities, reduce risk and increase profit potential.  The course provides investors with the proper know-how for taking advantage of the steady stream of unique opportunities created by the constant flow of world events.  There are no prerequisites to take this course.

Continuing Education Programs

Designed for the serious student, our continuing education programs offer students a comprehensive access to a multitude of products at one price point.  Typically investors receive additional home study courses, one-on-one coaching sessions and extended Online Investor Toolbox access.  Depending on the brand under which the programs are marketed, content and services available to students (i.e., length of workshop, number of coaching sessions and access to certain Online Investor Toolbox features) may vary.

•                  Associate Investor Program – In addition to the foundational 5-Step Investing Formula course and initial six month Online Investor Toolbox access, the Associate Investor Program provides investors with six 5-Step Investing Formula one-on-one coaching sessions, the Basic Options home study course and six Basic Options one-on-one coaching sessions.

•                  Master Investor Program – In addition to the foundational 5-Step Investing Formula course and initial six month Online Investor Toolbox access, the Master Investor Program provides investors with nine 5-Step Investing Formula one-on-one coaching sessions, the Basic Options Workshop, Basic Options home study course, nine Basic Options one-on-one coaching sessions, the Advanced Options home study course, an additional twelve months of Online Investor Toolbox access and a one year VIP pass for basic and alumni workshops.

•                  Program of High Distinction – In addition to the foundational 5-Step Investing Formula course and initial six month Online Investor Toolbox access, the Program of High Distinction provides investors with six 5-Step Investing Formula one-on-one coaching sessions, the Basic Options Workshop, Basic Options home study course, nine Basic Options one-on-one coaching sessions, the Advanced Options Workshop, Advanced Options home study course, nine Advanced Options one-on-one coaching sessions, the Advanced Technical Analysis Workshop, Advanced Technical Analysis home study course, six Advanced Technical Analysis one-on-one coaching sessions, the Active Investing Workshops, a three day live Program of High Distinction mentor training class in a resort location, an additional 24 months of Online Investor Toolbox access and a two year VIP pass for basic, alumni and advanced workshops.

•                  Active Investing Workshops – Three dynamic, intensive workshops, which were added in early 2005, are offered to investors.  The three workshops – one for stocks, one for options and one for currency trading – are designed to offer attendees more sophisticated strategies and technology.  Attendees are taught how to take advantage of shorter-term (intraday to one-week) price swings by closely monitoring the market during open hours and making numerous, quick but well informed decisions to buy, hold or sell.  This aggressive trading technique is based primarily on the real-time technical analysis of volume, key indicators and technical chart patterns and formations.  Each workshop has a low student to teacher ratio to give investors the personal training and deeper comprehension.  Attendees are provided the use of their own trading station complete with computer, dual monitors, streaming data and live paper trading accounts.  With guidance from an experienced instructor, investors practice money management, evaluating and calibrating risk tolerance, monitoring total cash flow and actively managing portfolio growth, all in real time.

Value Added Tools

•                  Online Investor Toolbox – Our Online Investor Toolbox websites gives investors access to the investment tools needed to execute the strategies taught in our investor education programs.  The site has proprietary features that are not accessible on other financial websites, including more than 50 pre-built stock searches, comparative reports, market indicators, market commentary and portfolio tracking features.  An initial six month subscription to the site is included with the purchase of a basic level investing workshop or home study course.  At the end of the initial subscription, graduates are offered renewals for a fee, which depends on the length of the renewal period and whether additional products or services are purchased.  Currently, we offer one to sixty month subscription renewals.

•                  OptionsXpress® Trading Platform – A feature that was added in 2005, the OptionsXpress Trading Platform allows graduates to trade without leaving the Online Investor Toolbox website.

Sales and Marketing Strategy

Revenue is derived from: (i) the initial sale of our products and services as a result of marketing efforts across multiple acquisition channels which include, but are not limited to, radio, television, print, postal mail and email direct marketing campaigns driving customers to either a free preview of investor education products offered at locations near the prospect or the opportunity to speak with a telesales representative about the products offered; and (ii) the additional sale of products and services to graduates as a result of continued interaction with us in workshops, periodic email and direct mail communications and through access to coaches and instructors.  In 2004, we made the decision to expand our student acquisition efforts by engaging with multiple external marketing agencies to produce a Direct Response Television (DRTV) infomercial designed to drive lead flow to the INVESTools brand.  The DRTV infomercial was launched in January 2005.

We experienced growth in initial product sales in 2004 as a result of:  (i) continued refinements to our initiated and controlled direct marketing efforts for branded partnerships, such as BusinessWeek Investor Education and CNBC Investor Education, and (ii) expanded relationships with co-marketing partners, such as Money In Training and Success Magazine Investor Education, where the partners themselves are responsible for driving leads and acquiring new customers to the organization.  We experienced significant growth in additional product sales and services to graduates as a result of the introduction of multiple new products and product bundles.

Industry Trends

Technology has generated significant growth in the education markets and acceptance of for-profit involvement in the improvement of education is now a mainstream concept.  However, only recently has the education market begun to emerge as a true industry.  Broadly defined, the education industry covers a full range of for-profit and non-profit educational products and services that are delivered through both traditional and technology-based channels and includes such disparate elements as early childhood education, corporate training and lifelong learning.  We believe that our mission of fulfilling the lifelong education needs of self-directed investors most accurately falls within the confines of the education industry.

Of the $105 billion for-profit sector, (1) which has grown rapidly for most of the past decade, it is estimated that the nearly

$17 billion market for post-secondary education is expected to be the fastest growing sector in the industry for the next several years.  (2) Related to the market for investor education, since more than half of all U.S. households, an estimated 53 million, own equity securities, 48% of which were initially purchased inside employer retirement plans, (3) we believe that a significant opportunity exists to educate the public about how to make good investment decisions.  A Harris Interactive / Securities Industry Association survey (4) confirmed our belief, citing that as more investment related information has become available to the public through the Internet, and with increasing cases of corporate accounting fraud and financial mismanagement, as well as the need for reform related to the United States Social Security program, investors continue to look to the securities industry to educate them about how to make better investments to secure their financial future.

(1) KnowledgeQuest Education Group LLC, 2002

(2) School Reform News, August 2002

(3) ICI/SIA Study, Equity Ownership in America, 2002

(4) Harris Interactive Annual SIA Investor Survey, November 2003

Competition

Generally, competitive factors within the educational market include the range and depth of foundational and continuing education course offerings, the quality of instructors and coaches, the quality of reference materials provided in connection with course studies and the cost of the educational process.  We are aware of several companies that provide some level of investor education in similar delivery formats.  However, we believe that:  (i) the depth and quality of our curriculum and training, (ii) the range of our foundational and continuing education course offerings, from beginner to advanced, (iii) our branded and co-marketing product distribution partnerships, (iv) the quality of our instructors, and (v) our database of prospects and students provide us with a considerable competitive advantage compared to other investor education providers.

Intellectual Property

We have registered and received approval for a number of trademarks in the United States and foreign countries that are important to our future success.  Of critical importance to us is the INVESTools trademark.  The INVESTools trademark is a widely recognized, adopted and endorsed approach to investor education and is associated with quality and reliable service.  Loss of the proprietary use of the INVESTools trademark or a diminution in the perceived quality associated with that name could harm our growth in the investor education industry.  Although management believes that our trademarks provide adequate protection for the proprietary aspects of our business operations, management cannot assure that such trademarks will:  (i) be of substantial protection or commercial benefit to us, (ii) afford us adequate protection from competing products, or (iii) not be challenged or declared invalid.

We have registered and maintain a multitude of domain names to ensure continuity of delivery for all of our websites.  Domain names are typically renewed several months prior to their respective expiration dates for a period of two years or longer to prevent loss of ownership.

Most of our products and services are based on proprietary technology that is updated to meet customer needs and remain competitive.  Protecting our rights to our proprietary technology and their two patents is important.  Our base technology allows us to offer distinctive services and products to customers, which differentiates us from our competitors.  The patent protection associated with our proprietary technology expires at different times over the next 12 years.  Although management believes that our patents provide adequate protection for the proprietary aspects of our technology, management cannot assure that such patents will:  (i) be of substantial protection or commercial benefit to us, (ii) afford us adequate protection from competing products, or (iii) not be challenged or declared invalid.

We attempt to protect our trade secrets and other proprietary information with product development partners, employees and consultants through nondisclosure agreements, contract provisions and copyright, patent, trademark and trade secret laws.  With respect to technologies that we license to third parties for use in specific applications or platforms, we rely on licensing agreements to ensure additional protection related to the source code of our products as a trade secret and as an unpublished copyright work.  Management believes that our products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties, and management is not aware of any current infringement claims against us.

Regulatory Compliance

General

With the exception of the general requirement that we and our subsidiaries be registered or qualified to do business in the United States and any foreign countries in which we operate, the products and services provided through the use of our technology currently are not subject to the approval of any government regulatory body.  However, certain foreign countries require that we register with their respective securities and investments commission or similar regulatory body prior to conducting investment-related workshops.  We have registered with the Australian Securities and Investments Commission (ASIC) and have a compliance officer residing in Australia.

We are not a broker-dealer or otherwise engaged in the business of effecting transactions in securities.  We are not an investment adviser or otherwise engaged in providing investment advice or making investment recommendations.

Sales and Marketing

Our products and services are marketed via a number of distribution channels, including radio, television, print, postal mail and email direct marketing campaigns, which are regulated by numerous federal and state laws and regulations, including, but not limited to, anti-fraud laws, consumer protection laws, privacy laws, telemarketing laws, telephone solicitation laws and spam laws.  While to date we have not been adversely impacted by such regulation, management believes that our marketing activities will increasingly be subject to such regulation, which may:  (i) limit our ability to solicit new customers or offer additional products or services to existing customers, and (ii) result in noncompliance, which can subject us to fines or various forms of civil or criminal prosecution.  Such regulation could have an adverse effect on our financial condition and results of operations.  We have reviewed our marketing and sales practices and have made modifications, where required, to ensure compliance.  We continue to monitor the status of existing and proposed regulatory guidelines to ensure compliance.

Although our operations on the Internet are not currently regulated by any government agency, it is possible that a number of laws and regulations may be adopted in the future governing the Internet.  In addition, existing laws may be interpreted to apply to the Internet in ways not currently applied.  Regulatory and legal requirements are subject to change and may become more restrictive, making our business units’ compliance more difficult or expensive or otherwise restricting our ability to conduct their businesses as they are now conducted.

Securities and Exchange Commission

As a public company, we are required to file periodic reports, as well as other information, with the Securities and Exchange Commission (SEC) within established deadlines.  Any document we file with the SEC may be viewed or copied at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Additional information regarding the Public Reference Room can be obtained by calling the SEC at (800) SEC-0330.  Our SEC filings are also available to the public through the SEC’s web site located at http://www.sec.gov.

We maintain a corporate Web site at http://www.investools.com, on which investors may access free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q and amendments to those reports as soon as is reasonably practicable after furnishing such material with the SEC.  In addition, we will voluntarily provide electronic or paper copies of our filings free of charge upon request to our Investor Relations department at (801) 724-6913.

Human Resources

At December 31, 2004, we had 374 employees.  Of the 374 employees, 22 percent were employed in customer acquisition related positions, 55 percent were employed in customer fulfillment and retention related positions, 10 percent were employed in technology positions, and 13 percent were employed in administrative and marketing positions.  We also had 12 persons under contract primarily in educational services.

Our key personnel are covered by employment and confidentiality agreements.  No persons employed by us, either full, part-time or on a contract basis, are covered by a collective bargaining agreement or represented by a union, and we have never experienced a work stoppage due to protesting or related activities.  Management considers relations with our personnel to be good.

Factors That May Affect Future Results

Our business may suffer if we are not successful in developing, maintaining and defending proprietary aspects of technology used in our products and services.

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology.  Litigation may be necessary in the future to enforce our intellectual property rights, to protect trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity.  Any such litigation, even if we prevailed, could be costly and divert resources and could have a material adverse effect on our business, operating results and financial condition.  We can give no assurance that our means of protecting our proprietary rights will be adequate, or that our competitors will not independently develop similar technology.  Any failure by us to protect our intellectual property could have a material adverse effect on our business, operating results and financial condition.  We integrate third-party software into code creating and supporting some of our products and services.  This third-party software may not continue to be available on commercially reasonable terms.  We believe, however, there are alternative sources for such technology.  If we are unable to maintain licenses to the third-party software included in the code supporting our product services, features of our products or services could be unavailable, until equivalent software could be developed or licensed and integrated.  This delay could adversely affect our business, operating results and financial condition.

Any negative changes in economic conditions, significant price increases, inflation or adverse events related to various industries, or the willingness of investors to trade could harm discretionary spending and have a material adverse effect.

We believe that the level of public interest in investing, particularly in the securities and option markets as well as electronic trading has significantly influenced the market for its products and services.  The securities markets have experienced substantial volatility in recent periods.  A sharp drop or sustained or gradual decline in securities prices or other developments in the securities markets typically could cause individual investors to be less inclined to invest in the securities markets, which would be likely to result in reduced interest in our investor educational products and services.

We depend on continued growth in use of the Internet and online commerce.

Our ability to expand our delivery platforms and penetrate new markets could be stagnated without continued growth in the use and efficient operation of the Internet.  Web-based markets for information, products and services are new and rapidly evolving.  If Internet usage does not continue to grow or increases more slowly than anticipated, we could be unable to secure new sponsorship and subscription arrangements for our offerings.  To the extent our business relies on web-based delivery platforms, our operations will also be dependent on adequate network infrastructure, consistent quality of service and availability to customers of cost-effective, high-speed Internet access.  If our systems cannot meet customer demand for access and reliability, these requirements will not be satisfied, and customer satisfaction could degrade substantially, adversely affecting our prospects for market penetration and profitability.

Future regulations or the interpretation of existing laws pertaining to the Internet could decrease the demand for our products or increase the cost of doing business.

Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could increase our cost of doing business, decrease the demand for our products and services, or otherwise harm our business.  We must comply with a variety of federal and state laws affecting the content of materials distributed over the Internet, as well as regulations and other laws restricting the collection, use and disclosure of personal information that we may obtain in the course of providing our online services.  Future laws or regulations may relate to information retrieved from or transmitted over the Internet, consumer protection, online content, user privacy, taxation and the quality of products and services.  Compliance with future laws and regulations, or existing laws as they may be interpreted in the future, could be expensive, time consuming, impractical or impossible.

We may be liable for invasion of privacy or misappropriation by other of our users’ information, which could adversely affect our reputation and financial results.

Some of our services require the disclosure of sensitive information by the user.  We rely on a number of security systems for our services to protect this information from unauthorized use or access.  We cannot predict whether new technological developments could circumvent these security measures.  If the security measures that we use to protect personal information or credit card information are ineffective, we may be subject to liability, including claims for invasion of privacy, impersonation, unauthorized purchases with credit card information or other similar claims.  In addition, the Federal Trade Commission and several states have investigated the use of personal information by certain Internet companies.  We could incur significant expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated.

Laws and regulations can affect our operations and may limit our ability to operate in certain jurisdictions.

Federal, state and international laws and regulations impact our operations and may limit our ability to obtain authorization to operate in some states or countries.  Many federal, state and international governmental agencies assert authority to regulate providers of investment education programs.  Although we believe that we are currently in compliance with all such regulation, there can be no assurance that the federal, state or international regulatory structure will not change.  For example, if we were required to comply with, or found to be in violation of, a regulatory body’s current or future licensing or regulatory requirements, we could be subject to civil or criminal sanctions, including monetary penalties.  Additionally, we could be required to incur significant on-going expenses to comply with regulatory requirements or, conceivably, could be barred from providing investment education services in that jurisdiction.  If any of these things occur, they could have a material adverse effect on our business and results of operations and may cause our stock price to decline.

If we are not able to continually enhance our web-based products and services and adapt them to changes in technology, our future revenue growth could be adversely affected.

If our improvement and adaptation of our web-based products and services is delayed, results in systems interruptions or is not aligned with market expectations or preferences, our revenue growth could be adversely affected.  The online environment is rapidly evolving, and the technology used in web-based products changes quickly.  We must therefore be able to quickly modify our solutions to adapt to emerging online standards and practices, technological advances, and changing user and sponsor preferences.  Ongoing enhancement of our web site, web-based products and related technology will entail significant expense and technical risk.  We may use new technologies ineffectively or fail to adapt our web site, web-based products and related technology on a timely and cost-effective basis.

We rely on our strategic partners to provide us with access to leads and customers.

We currently accesses approximately 90% of our new students through co-branding (Business Week and CNBC) and co-marketing (Success Magazine and Money in Training) relationships.  Our strategic partners may enter into identical or similar relationships with our competitors, which could diminish the value of the partners for customer acquisition.  Our strategic partners could terminate their relationship with us.  If any of these organizations were to terminate their relationship with us our ability to distribute our product and services could be impaired.  We may not be able to maintain our existing relationships or enter into new strategic relationships.

Our ability to offer courses may be affected by natural disaster, strikes and other unpredictable events.

Natural disasters, external labor disruptions and other adverse events may affect our ability to conduct our business, resulting in loss of revenue.  Severe blizzards or floods may reduce the ability of our course participants to travel to our courses.  These natural disasters may also disrupt the printing and transportation of the materials used in our direct mail campaigns.  Furthermore, postal strikes could occur in the countries where we operate which could delay and reduce delivery of our direct mail marketing materials.  Transportation strikes could also occur in the countries where we operate, adversely affecting course attendance.  The future occurrence of any of these events could have a material adverse effect on our business and results of operations and may cause our stock price to decline.

If we do not successfully introduce new programs, products and services, our growth rate and revenue will be reduced.

Our growth strategy is dependent on our ability to sell existing training programs, products and services to new students, to open new markets and to develop and introduce new educational programs, products and services.  If we are unable to expand our markets and products, our growth rate and revenue will be reduced.  Market conditions and the level of customer interest may be different for our current products than for new products, and there can be no assurance that we will be able to compete favorably with, and obtain market acceptance for, any such new programs, products or services.

We may desire or need to raise additional capital in the future and it may not be available on acceptable terms.

If we need but are unable to obtain additional capital to expand our operations and invest in new products and services, our business may be adversely affected.  In the future we may require substantial additional capital to finance ongoing operations or the growth of our business.  To the extent that our existing sources of liquidity and cash flow from operations are insufficient to fund our activities, we may need to raise additional funds.  We cannot be certain that we will be able to obtain additional financing on favorable terms.  If we fail to raise additional funds, we may need to sell debt or additional equity securities or to reduce our growth to a level that can be supported by our cash flow.  Without additional capital, we may not be able to: further develop or enhance our services and products; acquire necessary technologies, products or businesses; expand operations in the United States or internationally; hire, train and retain employees; market our services and products; or respond to competitive pressures or unanticipated capital requirements.

We need to successfully integrate recently acquired and potential additional operating companies.

As a result of recent acquisitions and, as part of our general business strategy, we expect to experience significant growth and expect such growth to continue into the future.  This growth is expected to place a significant strain on our management, financial, operating and technical resources.  Failure to manage this growth effectively could have a material adverse effect on our financial condition or results of operations.  There can be no assurance that we will be able to effectively integrate the acquired companies with our own operations.  Expansion will place significant demands on our marketing, sales, administrative, operational, financial and management information systems, controls and procedures.  Accordingly, our performance and profitability will depend on the ability of our officers and key employees to (i) manage our business and our subsidiaries as a cohesive enterprise, (ii) manage expansion through the timely implementation and maintenance of appropriate administrative, operational, financial and management information systems, controls and procedures, (iii) add internal capacity, facilities and third-party sourcing arrangements as and when needed, (iv) maintain service quality controls, and (v) attract, train, retain, motivate and manage effectively our employees.  There can be no assurance that we will integrate and manage successfully new systems, controls and procedures for our business, or that our systems, controls, procedures, facilities and personnel, even if successfully integrated, will be adequate to support our projected future operations.  Any failure to implement and maintain such systems, controls and procedures, add internal capacity, facilities and third-party sourcing arrangements or attract, train, retain, motivate and manage effectively our employees could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our chief executive officer and chairman of the board for his depth of industry experience and knowledge.

We are highly dependent on the services of Lee K. Barba, our CEO and Chairman of the Board.  Mr. Barba has extensive experience, knowledge and contacts in the financial and investment industries.  If Mr. Barba were to terminate his employment with us, we would lose valuable human capital, adversely affecting our business.  We currently do not maintain key man insurance on Mr. Barba or any other member of our senior management team.  Neither Mr. Barba nor any other member of our senior management team intends to retire or is nearing retirement age.

Legal proceedings could adversely affect our business and results of operations.

We are from time to time involved in various lawsuits and legal proceedings.  While the Company does not believe it is probable that it will have to pay any significant amounts in the lawsuit filed against the Company by the Australian Securities and Investment Commission as described in Item 3, below, an adverse finding could subject the Company to undetermined penalties.  Although we are currently not a party to any other material legal proceedings, any claim, with or without merit, could result in costly litigation or require us to modify or cease sales of our products or services, any of which could have a material adverse effect on our business and results of operations.

Item 2.                                   Properties

Our headquarters are currently located in Provo, Utah.  In August 2004, we entered into a 63 month lease agreement for a facility in Salt Lake City, Utah that commences on May 1, 2005.  We expect to move current operations from leased facilities in Provo, Utah to the Salt Lake City, Utah location in the first half of 2005.  It is expected that the month-to-month lease for the Provo facility will be terminated at approximately the same time.

In September 2003, we discontinued the use of a leased office space in Provo, Utah.  As such, this lease was sublet to an independent party for an amount that does not cover in full our lease obligation under the original lease agreement.  During 2003 as part of the restatement, this shortage was recognized as a loss related to the lease agreement, and an appropriate long-term liability was recorded for the amount of the shortage.  See Footnote 3 of the Consolidated Financial Statements for further explanation of this matter.  Square footage and the monthly rent of this facility are not reflected in the figures shown in the table below.

In addition to the Provo and Salt Lake City, Utah locations, we have leased office space in New York, New York, Houston, Texas, and San Rafael, California.

In April 2004, we ceased operations of our wholly owned subsidiary Investor Education California, LLC.

The following table shows the amount of square footage of our leased facilities and monthly rent as of December 31, 2004:

City	Square Feet Rented	Monthly Rent as of December 2004
Provo	30,000	$38,575
San Rafael	6,016	17,266
Houston	9,495	22,520
New York	235	4,846
	45,746	$83,207

Item 3.                                   Legal Proceedings

From time to time we are involved in certain legal actions arising in the ordinary course of business.  It is the opinion of management that such litigation will be resolved without a material adverse effect on our financial position or results of operations.

On July 9, 2004, the Australian Securities and Investment Commission (ASIC) filed a lawsuit against Online Investors Advantage, one of our wholly-owned subsidiaries (OIA) and Phillip Town, a workshop presenter on behalf of OIA (Town).  The lawsuit, filed in the Supreme Court of Queensland, alleges that (i) OIA failed to provide a financial services guide or other information to attendees at seminars held in Brisbane and Melbourne in July 2004, as otherwise required under the Australian Corporations Act; (ii) failed to provide to the attendees of the Brisbane seminar a warning regarding the provision of general financial advice that was required to be given under the Corporations Act; (iii) engaged in misleading or deceptive conduct at the Brisbane and Melbourne seminars, regarding certain oral representations made by the presenter at the seminars (on behalf of OIA) and regarding certain written representations appearing in the registration form for workshops conducted on behalf of Online; and (iv) carried on a financial services business, as defined in the Corporations Act, without the required Australian license.  ASIC sought a temporary injunction prohibiting OIA from holding any workshops while the lawsuit is pending.  The court did not grant the injunction but did order OIA to place $0.4 million into escrow for all revenues received from its workshops while the lawsuit is pending.  These amounts are included in current portion of restricted cash in the accompanying Consolidated Balance Sheets.  ASIC sought to stop OIA from delivering the workshop and to refund to participants the fees paid for the workshop.  In addition, if the court finds in favor of ASIC, we could be assessed penalties.  A trial of the proceedings was heard on September 6-8, 2004, in the Supreme Court of Queensland.  At trial, ASIC abandoned two of its allegations that OIA had engaged in misleading and deceptive conduct.  At the conclusion of the trial the court reserved its decision.  We anticipate the court’s judgment at any time.  We believe that we have good defenses to the alleged claims and intend to continue to vigorously defend against this lawsuit.  At this time it is not possible to determine the amount of penalties that may be assessed, if any.  Furthermore, we believe that it is not probable that we will have to pay any significant amounts as a result of this proceeding.

On March 4, 2003, a foreign national filed a complaint in the San Diego Superior Court against ZiaSun Technologies, Inc., one of our wholly-owned subsidiaries (ZiaSun).  The complaint alleges that certain individuals, who are not parties in the lawsuit, persuaded the plaintiff to purchase shares of ZiaSun common stock and the complaint also alleges a failure to deliver a stock certificate.  ZiaSun does not have any ownership or control of the third party brokerage house from whom plaintiff claims to have purchased stock.  The plaintiff was seeking unspecified damages for the alleged fraud in the sale of the stock.  On February 9, 2005, the court awarded a summary judgment in our favor.

In December 2004, one of our vendors sued for collection of a disputed accounts receivable.  We are in discussions with the vendor regarding a resolution of the claim.  We believe that this will be resolved without a material adverse effect on us.

We are not aware of pending claims or assessments, other than as described above, which may have a material adverse effect on our financial position or results of operation.

Item 4.                                   Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2004, there were no matters submitted to a vote of the stockholders.

Part II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Our common stock is traded on the American Stock Exchange under the symbol IED.  The following table sets forth, for the periods indicated, the high and low sales prices.

	Company Common Stock
	High	Low
2004
Quarter ended March 31	$2.90	$1.51
Quarter ended June 30	2.50	1.71
Quarter ended September 30	2.27	1.58
Quarter ended December 31	3.50	2.10

2003
Quarter ended March 31	$0.39	$0.17
Quarter ended June 30	0.34	0.14
Quarter ended September 30	1.37	0.15
Quarter ended December 31	1.80	0.59

On March 15, 2005, the closing price of our common stock as reported by the American Stock Exchange was $4.91.  As of March 15, 2005, we had 813 stockholders of record, and approximately 8,700 beneficial holders.

Dividend Policy

We have never declared a cash dividend on our common stock.  The Board of Directors currently intends to retain all earnings for use in our business, and therefore, does not anticipate paying any cash dividends on our common stock in the foreseeable future.  The declaration of dividends, if any, in the future would be subject to the discretion of the Board of Directors, which may consider factors such as our results of operations, financial condition, capital needs and acquisition strategy, among other things.  See Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes thereto.

In accordance with the agreement pursuant to which the stock was issued, on May 15, 2002, the 120,000 outstanding shares of our Series A Convertible Preferred Stock converted into 1,666,667 shares of our common stock.  Accrued dividends of

$75,000 were converted into 41,667 shares of common stock.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2004 with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	3,304,468 – 3,854,468	$1.63	3,135,375 – 3,685,375
Equity compensation plans not approved by stockholders	—	—	—
Total	3,304,468 – 3,854,468	$1.63	3,135,375 – 3,685,375

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

Issuer Purchases of Equity Securities

In October 2004, we repurchased 304,000 shares of our common stock for $0.7 million pursuant to a separation agreement and general release with Scott K. Waltz, our former Senior Vice President and Chief Marketing Officer.

Item 6.                                   Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of INVESTools and related footnotes included elsewhere in this document.  The selected consolidated financial data has been derived from the consolidated financial statements of INVESTools and has been restated to reflect adjustments discussed in Footnote 3, Restatement to the Consolidated Financial Statements.

Statement of Operations

	Years Ended December 31,
	2004	2003	2002	2001	2000
		Restated	Restated	Restated

Revenue	$97,169	$69,802	$53,923	$51,560	$54,667
Cost of revenue	64,225	41,172	25,411	22,794	21,157
Selling expense	23,973	20,427	19,023	18,429	16,962
General and administrative expense	18,837	12,783	14,154	8,458	7,784
Special charges	1,084	673	—	6,454	73,051
Net loss before income taxes and cumulative effect of accounting change	(11,719)	(5,771)	(5,401)	(9,151)	(67,446)
Net loss from continuing operations before cumulative effect of accounting change	(11,727)	(7,301)	(5,207)	(9,151)	(70,547)
Cumulative effect of accounting change	—	—	(28,417)	—	—
Net loss available to common stockholders	$(11,727)	$(7,301)	$(33,669)	$(9,044)	$(77,226)
Net loss per common share - diluted
Net loss from continuing operations before cumulative effect of accounting change	$(0.26)	$(0.17)	$(0.12)	$(0.28)	$(2.37)
Net loss from discontinued operations	$—	$—	$—	$0.01	$(0.23)
Cumulative effect of accounting change, net of tax	$—	$—	$(0.68)	$—	$—
Net loss available to common stockholders	$(0.26)	$(0.17)	$(0.80)	$(0.27)	$(2.60)
Diluted weighted average shares outstanding	45,045	43,692	41,983	32,684	29,744

Balance Sheet Data

	As of December 31,
	2004	2003	2002	2001	2000
		Restated	Restated	Restated

Cash and cash equivalents	$10,736	$4,458	$5,160	$5,930	$3,524
Marketable securities	13,840	7,808	—	—	—
Working capital deficit	(18,858)	(9,723)	(5,501)	(3,316)	(542)
Total assets	49,778	26,551	25,305	55,174	47,713
Total stockholders’ equity	(7,232)	3,184	10,284	43,213	42,099

The restatements of amounts previously presented in selected financial data are summarized as follows:

	As Restated	As Reported
	(in thousands, except per share amounts)
2003:
Revenue	$69,802	$73,420
Net income (loss) before income taxes	(5,771)	30
Net loss from operations before cumulative effect of accounting change	(7,301)	(1,500)
Net loss available to common stockholders	$(7,301)	$(1,500)
Net loss per common share - diluted
Net loss from operation before cumulative effect of accounting change	$(0.17)	$(0.03)
Cumulative effect of accounting change, net of tax	$—	$—
Net loss available to common stockholders	$(0.17)	$(0.03)

Working capital deficit	$(9,723)	$321
Total stockholders’ equity (deficit)	3,184	13,867

	As Restated	As Reported
	(in thousands, except per share amounts)
2002:
Revenue	$53,923	$56,142
Net loss before income taxes	(5,401)	(1,650)
Net loss from continuing operations before cumulative effect of accounting change	(5,207)	(1,456)
Net loss available to common stockholders	$(33,669)	$(29,918)
Net loss per common share - diluted
Net loss from continuing operations before cumulative effect of accounting change	$(0.12)	$(0.03)
Cumulative effect of accounting change, net of tax	$(0.68)	$(0.68)
Net loss available to common stockholders	$(0.80)	$(0.71)

Working capital deficit	$(5,501)	$(986)
Total stockholders’ equity (deficit)	10,284	15,166

Item 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Our mission is to educate and empower individual investors to make their own financial decisions to achieve their unfulfilled financial goals by using the INVESTools Method TM, an integration of Web-based tools, instruction and support.  We do not promote individual stocks, bonds, derivatives or any other types of investments, but rather teach investors how to perform research and analyze investments.  Such investor education is delivered through instructor-led workshops, home study products, and one-to-one coaching, and includes an Online Investor Toolbox TM website subscription.  We market our workshop products through radio/television and print media as well as direct mailings and email, or in conjunction with events or conferences conducted by our co-marketing partners.

At workshop events and subsequent to workshop events attendees have the opportunity to purchase additional products.  This has become a significant revenue channel and source of increased lifetime value of each student.  Leads generated in the marketing process are additionally pursued through telemarketing efforts selling the entire range of products.

Restatement

During 2004, we restated our Consolidated Financial Statements as of December 31, 2003 and for each of the years in the two year period ended December 31, 2003, as discussed in detail in Footnote 3 to our Consolidated Financial Statements.  Certain adjustments impacting our Consolidated Financial Statements for 2001 were also identified, and we have recorded the cumulative effect of adjustments for 2001 of $1.1 million to the opening accumulated deficit for 2002.  The $1.1 million adjustment to opening accumulated deficit resulted from errors related to the timing of revenue recognition as described in the paragraphs below.

We previously issued consolidated balance sheets, consolidated statements of operations, comprehensive loss, stockholders’ (deficit)/equity and cash flows for the years ended December 31, 2003 and December 31, 2002, and the three fiscal quarters of 2004.  Based on errors discovered, these consolidated financial statement have been restated.

The aggregate effect of the restatement increased previously reported net loss available to common shareholders for the years ended December 31, 2003 and December 31, 2002 by $5.8 million and $3.8 million, respectively.  The aggregate effect of the restatement increased previously reported basic and diluted loss per share for the years ended December 31, 2003 and December 31, 2002 by $0.14 and $0.09, respectively.

Errors in previously issued financial statements were identified in the following three areas:

Timing of Revenue Recognition

•                  We recognized a full month of subscription revenue in the month of sale, which, on an overall basis, caused improper acceleration of revenue in the month of sale;

•                  Website subscribers had been allowed to defer the commencement of their subscription period while subscription revenue had been accounted for commencing in the month of sale;

•                  Certain subscription renewals by students that still had remaining Web time were recognized ahead of the renewal period start date;

•                  We recognized one-on-one coaching sessions over an estimated time period of performance which was significantly different from when the coaching sessions were actually conducted.  Accordingly revenue was inappropriately accelerated;

•                  A sales return reserve was established for anticipated product returns, based on historical return percentages.  Historically, we failed to establish a reserve for sales returns.

Recording of a Liability for Sales Tax Exposure

We recorded liabilities for potential sales tax related to sales in various states.  The effect of recording the potential sales tax liability on our previously reported financial statements is to record an accrued liability for the potential sales tax exposure with a corresponding increase to selling expense.

Loss on Sublease

During 2003, we moved our operations into a larger facility.  We had subleased the abandoned facility to a third party for the duration of our contractual lease period.  The sublease payments for the abandoned facility were less than our contractually obligated lease payments.  As a result, we recorded the obligation in excess of the sublease amount at the time the facility was abandoned.  The effect of recording the excess lease obligation on our previously reported financial statements is to record an accrued liability of the excess lease obligation with a corresponding increase to general administrative expense.

The following discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the effects of the Restatements.

Concentration Risk

We currently access approximately 90% of our new students through our co-branding (BusinessWeek and CNBC) and co-marketing (Success Magazine and Money in Training) relationships.  The loss of one of these partners could have a material adverse effect on our financial performance in the short-term.  Our long-term agreement with CNBC has expired, and we are currently operating under a month-to-month agreement with CNBC while we negotiate a new arrangement.  While we hope to conclude negotiations with CNBC shortly, recent management changes at CNBC makes us less optimistic about our ability to mutually agree to a renewal of this relationship on economic terms similar to those we have previously enjoyed.  However, we are constantly pursuing new student acquisition partnerships and we believe business from new and existing partnerships would replace such lost volumes if they were to occur.  There can be no assurance that we will be successful in establishing new partnerships.

Acquisition of 360 Group

In February 2004, we acquired 360 Group.  360 Group, was a direct marketing company that provided services such as custom database development and management, strategic planning, media and list planning and buying, creative and production services, response management, and analytic services.  We acquired 360 Group to internalize our marketing department and we do not intend to continue to provide services to third parties.  At closing the sellers received 830,000 shares of our common stock valued at $1,875,000 and $875,000 in cash.  In addition, we incurred $669,000 of cost related to the acquisition, of which $226,000 was paid with 100,000 shares of our common stock.  During the three months ended June 30, 2004, the sellers received an additional cash payment of $213,000 based on a net working capital provision provided for in the merger agreement recorded as additional purchase price resulting in an increase in goodwill.  In October 2004, the sellers received an additional cash payment of $438,000 and 415,000 shares of common stock valued at $842,000 based on 360 Group achieving revenue targets during the three months ended September 30, 2004 which was recorded as additional purchase price.  In addition to the merger consideration discussed above, we will be obligated to pay up to an aggregate of 415,000 shares of our common stock and approximately $438,000 in cash as additional merger consideration in the form of earn out payments if certain future revenue targets are achieved in 2005.  In connection with the merger, Scott K. Waltz, the former Vice President, Client Services of 360 Group, was named our Senior Vice President, Chief Marketing Officer, and Don Klabunde, the former Chief Technology Officer of 360 Group, was named our Vice President, Chief Information Officer.

Effective October 19, 2004, we entered into a separation agreement and general release effective as of October 13, 2004, with Scott K. Waltz, our former Senior Vice President and Chief Marketing Officer.  The separation agreement requires us to pay Mr. Waltz $0.2 million in severance and related benefits.  Additionally, pursuant to the agreement, we repurchased 304,000 shares of our common stock earned as part of the 2004 earnout for $0.7 million as discussed in the previous paragraph.

We believe that the strategic acquisition of 360 Group has been instrumental in increasing total student acquisition and return on marketing.  360 Group has been managing all student acquisition efforts as well as building, and coordinating our marketing database initiatives to improve student retention and cross-selling efforts.

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

Income Taxes

The provision for income taxes is calculated using the asset and liability method.  Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  We provide valuation allowances against the deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on all available information, we do not believe it is more likely than not that our deferred tax assets will be utilized.  In determining the adequacy of the valuation allowance, which totaled $11.4 million as of December 31, 2004, we assess our profitability by taking into account the present and anticipated amounts of domestic and international earnings, as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences.  For financial reporting purposes, we generally provide taxes at the rate applicable for the appropriate tax jurisdiction.

Valuation of Long-Lived Assets, Including Goodwill

We review annually, or more often if events or circumstances indicate a potential impairment exists, goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  We have completed our annual impairment review during the fourth quarter of 2004.  We did not identify any impairment to our goodwill as a result of this review.  We review long-lived assets, including certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that we will not be able to recover the asset’s carrying amount in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

For long-lived assets held and used, including acquired intangibles, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  Recoverability of an asset is measured by comparing its carrying amount to the expected undiscounted cash flows expected to result from the use and eventual disposition of that asset, excluding future interest costs that would be recognized as an expense when incurred.  Any impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value.  Significant management judgment is required in:

•                  identifying a triggering event that arises from a change in circumstances;

•                  forecasting future operating results; and

•                  estimating the proceeds from the disposition of long-lived or intangible assets.

Material impairment charges could be necessary should different conditions prevail or different judgments be made.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), and Financial Accounting Standards Board (FASB) Emerging Issues Task Force No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21).  Revenue is not recognized until it is realized or realizable and earned.  The criteria to meet this guideline are: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

We sell our products in various bundles that contain multiple deliverables that include personal training sessions, website subscriptions, educational workshops along with other products and services.  In accordance EITF 00-21, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performance of any undelivered item is probable and substantially in our control.  The fair value of each separate element is generally determined by prices charged when each product is sold separately.  In certain arrangements, we offer these products bundled together at a discount.  The discount is allocated pro rata to each element of revenue based on the relative fair value of each element when fair value support exists for each element in the arrangement.  If fair value of all undelivered elements in an arrangement exists but the fair value does not exist for a delivered element, then revenue is recognized using the residual method.  Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee (after allocation of 100% of any discount to the delivered item) is recognized as revenue.  We provide some very limited rights of return in connection with our arrangements.  We estimate our returns based on historical experience and maintain an allowance for estimated returns, which as been reflected as an accrued liability.  Each transaction is separated into its specific element and revenue from each element is recognized according to the following policies:

Product	Recognition policy
Workshop	Deferred and recognized as the workshop is provided
Home study	Recognized upon shipping to customer
One on one coaching sessions	Deferred and recognized as sessions are performed
Website subscription renewals	Deferred and recognized on a straight-line basis over the subscription period

Deferred revenue arises from subscriptions to the websites, workshops and personal training sessions because the payments are received before the delivery of the service has been rendered.  Deferred revenue is recognized into revenue over the period that the services are performed or the contract period expires.  We also sell certificates to attend workshops in the future.  Revenue from these sales is deferred until the certificate is used or expires.

Revenue

	For the year ended December 31,			2004 vs. Restated 2003		Restated 2003 vs. Restated 2002
	2004	2003	2002	Change	%	Change	%
		Restated	Restated

Workshops	$20,290	$34,973	$31,720	$(14,683)	(42)%	$3,253	10%
One-on-one coaching	37,963	14,679	2,274	23,284	159%	12,405	546%
Home Study	33,542	12,841	7,928	20,701	161%	4,913	62%
Web Site Renewals	23,905	9,912	6,332	13,993	141%	3,580	57%
Other online revenues	1,745	3,315	7,358	(1,570)	(47)%	(4,043)	(55)%
Other revenue	5,177	1,545	1,521	3,632	235%	24	2%
Total sales transaction volume	122,622	77,265	57,133	45,357	59%	20,132	35%
Change in deferred revenue	(25,453)	(7,463)	(3,210)	(17,990)	241%	(4,253)	132%
Total Revenue	$97,169	$69,802	$53,923	$27,367	39%	$15,879	29%

	% of Revenue
	2004	2003	2002
		Restated	Restated

Workshops	21%	50%	59%
One-on-one coaching	39%	21%	4%
Home Study	35%	18%	15%
Web Site Renewals	25%	14%	12%
Other online revenues	2%	5%	14%
Other revenue	5%	2%	3%
Change in deferred revenue	(27)%	(10)%	(7)%
Total Revenue	100%	100%	100%

In the table above, total sales transaction volume (TSTV) represents sales generated in each period before the impact of recognition of deferred revenue from prior periods and the deferral of any of the sales.  We believe that sales transaction volume before changes in deferred revenue is an important measure of business volume.

Sales of one-on-one coaching, home study and website subscription renewals all increased for the year ended December 31, 2004 as compared to 2003.  Several factors contributed directly to this increase in revenue.  In the first quarter of 2003, we began offering additional products during the workshops.  These sales are typically made as the students are completing workshops, and are generally various combinations of advanced home study programs, advanced workshops, additional one-on-one coaching sessions and additional website subscription renewals.  For the year ended December 31, 2004, sales at workshops accounted for 85% of the increase in one-on-one coaching sessions, or $19.9 million, 94% of the increase in home study sales, or $19.5 million, and 30% of the increase in website renewals, or $4.2 million, when compared to the same periods in 2003.  Some of this volume was sold as part of the Masters program introduced in February 2004 and the Program of High Distinction introduced in July 2004.  The Masters program combines basic and advanced home study products, additional one-on-one coaching sessions, 12-month website subscription renewal, and a one-year workshop certificate into one product.  The Program of High Distinction provides for three advanced workshops, advanced home study products, additional one-on-one coaching sessions, 24-month website subscription renewal, 24-month hotline service subscription and a two-year workshop certificate into one product.

Website subscription renewal revenue increased $14.0 million for the year ended December 31, 2004.  We continue to improve and enhance our Online Investor Toolbox websites, offering more features and improved service to our students.  Website subscription renewals sold by our telemarketing department increased $7.8 million, or 56%, of the $14.0 million increase for the year ended December 31, 2004.  The remaining increase for the year ended December 31, 2004, was a result of increased sales of advanced products at workshops that are bundled with website subscription renewals.

Deferred revenue increased $18.0 million for the year ended December 31, 2004, when compared to the same period in 2003.  The increase was a result of increased sales of one-on-one coaching sessions, advanced workshops and website subscription renewals during the year ended December 31, 2004.  Revenue from the one-on-one coaching sessions, advanced workshops and website subscription renewals is deferred and recognized in future periods as services to the student are delivered.  The introduction of the Masters and Program of High Distinction in 2004 have caused deferred revenues to significantly increase due to the increased quantities of advanced workshops, one-on-one coaching sessions, and increased website renewals.  Additionally, the Masters and Program of High Distinction have course lives of 12-months and 24-months, respectively, which have caused us to defer revenue over longer contractual periods when compared to products that were sold in 2003 that only had six-month contractual lives.  As we execute our lifetime value of the student strategy, more of the sales will be in advanced products where more revenue is deferred over longer contractual periods.

Cost of Revenue

	For the year ended December 31,			2004 vs. Restated 2003		Restated 2003 vs. Restated 2002
Cost of Revenue	2004	2003	2002	Change	%	Change	%
		Restated	Restated
Revenue	$97,169	$69,802	$53,923

Partner Commissions	32,345	23,192	11,559	$9,153	39%	$11,633	101%
Payroll cost	13,118	8,605	4,562	4,513	52%	4,043	89%
Other	19,221	9,691	9,600	9,530	98%	91	1%
Cost of Revenue	$64,684	$41,488	$25,721	$23,196	56%	$15,767	61%

	% of Revenue
	2004	2003	2002
		Restated	Restated
Revenue	100%	100%	100%

Partner Commissions	33%	33%	21%
Payroll cost	14%	12%	9%
Other	20%	14%	18%
Cost of Revenue	67%	59%	48%

We defer a significant portion of our revenues associated with one-on-one coaching and renewal products to future periods.  However, we recognize the costs associated with deferred revenue as they are incurred.  These costs consist of solicitation costs, including commissions, partner commissions, credit card fees and materials.  Since we record costs as they are incurred, the analysis in the table below is calculated as cost of revenue as a percentage of TSTV generated in each period before the impact of recognition of deferred revenue from prior periods and the deferral of any of the revenue.  See the summary of the components of revenues before changes in deferred revenue and the resulting actual revenue recognized under Revenue above.  The calculation in the table below is a non-GAAP measure, which management believes provides useful information as it more closely matches the cost of generating sales with the sales actually sold in a period, whether those sales were recognized as revenue currently or deferred until future periods.  These percentage measures omit the small amount of fulfillment costs yet to be incurred corresponding to the incremental deferred revenue in the year.  Over two-thirds of deferred revenue amounts relate to website subscriptions, for which the remaining fulfillment costs represent an allocation of website costs which are substantially fixed in nature at current subscriber levels.  The balance of deferred revenue primarily corresponds to one-on-one coaching sessions, for which the remaining fulfillment cost represents labor cost of less than 15% of related coaching revenue.

	Years Ended
	December 31, 2004	December 31, 2003	December 31, 2002
		Restated	Restated
Partner Commissions	26%	30%	20%
Payroll costs	11%	11%	8%
Other	16%	13%	17%
Total cost of revenue	53%	54%	45%

Partner commissions consist of amounts that are paid to co-branding and co-marketing partnerships based on sales achieved through these channels.  At the end of December 2003 and August 2004, we entered into revised agreements with two of our co-marketing partners, whereby partner commissions were increased on initial workshop sales where initial customer acquisition takes place, while reducing partner commissions related to sales generated during customer fulfillment and retention.  The primary reason for the increase in the amount of partner commissions is due to our increased revenue for the year ended December 31, 2004 and as a direct result of increases in advanced bundled product sales that are sold at significantly higher prices.  Additionally, partner commissions decreased as a percentage of revenue as a result of modifications of existing arrangements with co-marketing partners.

Payroll costs are commissions based on a percentage of revenues that are paid to employees based on the amount of sales achieved at each event.  Payroll costs increased $4.5 million for the year ended December 31, 2004, when compared to the same periods in 2003.  The primary reason for the increase in payroll costs is due to our increased revenues for the year ended December 31, 2004.  The primary reason for the increase in payroll costs as a percentage of revenues is due to our increased revenues for the year ended December 31, 2004, and increases in advanced bundled product sales that are sold at significantly higher price points.

Other costs consist of material costs (including shipping costs), credit card fees, travel expenditures and other costs directly related to revenues.  Other costs increased $9.5 million for the year ended December 31, 2004.  The primary reason for the increase in other costs is due to increased revenues for the year ended December 31, 2004.  Additionally, $3.1 million of the increase in other costs is a direct result of the 360 Group acquisition completed in February 2004, which increased other costs as a percentage of revenue.  The 360 Group was acquired to internalize our marketing functions.  The 360 Group provided direct marketing services for third parties at the time the acquisition was completed.  We have been fulfilling the remainder of these contracts during 2004 and will not be providing marketing services to outside parties once these contracts are fulfilled during the first quarter of 2005.

Selling Expenses

	Years Ended December 31,			2004 vs. Restated 2003		Restated 2003 vs. Restated 2002
	2004	2003	2002	Change	%	Change	%
		Restated	Restated
	(in thousands, except percentages)
Marketing (a)	$15,814	$9,993	$8,889	$5,821	58%	$1,104	12%
Other	8,548	10,622	10,342	(2,074)	(20)%	280	3%
Total selling expense	$24,362	$20,615	$19,231	$3,747	18%	$1,384	7%

Selling Expenses as a Percentage of Revenue

Marketing (a)	16%	14%	16%
Other	9%	15%	19%
Total selling expense	25%	29%	35%

(a) Includes the related party marketing expense itemized below

Related party selling expense	$—	$501	$4,880	$(501)	(100)%	$(4,379)	(90)%

Marketing expenses increased $5.8 million in the year ended December 31, 2004 when compared to the same period in 2003, primarily due to an increased spending on direct mail, radio and newspaper advertising associated with our co-branded channels and spending on product development costs.  These increases were partially offset by a reduction in email advertising and a reduction in printing and shipping costs associated with our preview marketing.  Selling expense as a percentage of revenue has been decreasing every year as we have been moving towards selling through the co-marketing partners, for which there is no marketing and limited travel and facility related elements of selling cost for us.

The related party expense component of selling expense is Generation Marketing LLC (Gen M).  At one time, five individuals owned Gen M, four of whom were our former officers and directors.  These officers and directors each owned 16.75% of Gen M for a total of 67%.  Gen M handled a significant portion of our marketing needs from direct mail to media buys.  In 2002, we hired a second marketing agency to handle some of the marketing needs for one of the brands to reduce our reliance on a related party.  In May 2002 and February 2003, the former officers and directors sold their interests in Gen M to an unrelated third party.  As such Gen M is no longer a related party.

General and Administrative Expense

	Years Ended December 31,			2004 vs. Restated 2003		Restated 2003 vs. Restated 2002
	2004	2003	2002	Change	%	Change	%
		Restated	Restated
	(in thousands, except percentages)

Payroll	$10,854	$7,719	$8,366	$3,135	41%	$(647)	(8)%
Other	8,095	5,156	5,945	2,939	57%	(789)	(13)%
Total G&A expense	$18,949	$12,875	$14,311	$6,074	47%	$(1,436)	(10)%

General and Administrative Expense as a Percentage of Revenue

Payroll	11%	11%	16%
Other	9%	7%	11%
Total G&A expense	20%	18%	27%

For the year ended December 31, 2004, general and administrative expenses increased by $6.1 million compared to the same period of 2003.  The increase was primarily attributable to four distinct items.  First, the acquisition of 360 Group increased general and administrative payroll expense.  Secondly, the Company’s ongoing litigation in Australia as well as a comprehensive review of course materials lead to an increase in legal expenses.  Thirdly, increased work relating to compliance with Section 404 of the Sarbanes Oxley Act of 2002 and tax issues caused our accounting fees to increase.  Finally, the substantial increase in the number of associates employed by us led to increases in health insurance, rent, travel, and other general and administrative expenses.

Liquidity

Cash Flows

At December 31, 2004, our principal sources of liquidity consisted of $24.6 million of cash and cash equivalents and marketable securities as compared to $12.3 million at December 31, 2003 as well as cash generated from operations.

Net cash provided by operating activities was $17.4 million at December 31, 2004 compared to $7.4 million net cash provided by operating activities during 2003.  The primary reason for the increase in operating cash flows was an increase of $25.3 million in deferred revenue resulting from the growth in sales of one-on-one coaching and website renewal products discussed above.  The increase was partially offset by the net loss of $8.2 million excluding $3.6 million of non-cash charges.

At December 31, 2004, net working capital increased by $8.8 million, to $13.1 million compared to $4.3 million at December 31, 2003 excluding short-term deferred revenue, which is substantially a non-cash liability.  Short-term deferred revenue increased $17.9 million, to $31.9 million at December 31, 2004 compared to $14.0 million at December 31, 2003.  The primary reason for the increase in net working capital was due to increases in cash and cash equivalents, marketable securities, accounts receivable and inventories partially offset by increases in accounts payable, accrued payroll and other accrued liabilities.  At December 31, 2004, long-term portion of deferred revenue increased $7.9 million, to $8.4 million compared to $0.5 million at December 31, 2003, as a result of the release of our Program of High Distinction product bundle that contains various advanced workshops and one-on-one coaching sessions resulting in a significant increase in deferred revenue that will be recognized over the 24 month contractual period.

We invest our excess cash balances in government agency securities that are earning approximately a 2.5% average rate of interest and have laddered maturities through 2007.  At December 31, 2004, we had $13.8 million invested in marketable securities compared to $7.8 million at December 31, 2003.  During 2004 several investments were sold, or matured providing proceeds from the sales and maturity of investments of $10.8 million as compared to $0.6 million from the maturity of investments in 2003.  During 2004, we purchased $16.8 million in additional marketable securities compared to $8.4 million in additional marketable securities for the same period in 2003.

In June 2004, we authorized a stock repurchase program under which we can repurchase up to 3.5 million shares over a two year period.  During 2004 we repurchased 1.1 million shares of our common stock for a total cost of $2.2 million.  At December 31, 2004, the remaining repurchase authorization under this program totaled 2.4 million shares.

We expect to continue to use our liquid assets to invest in our infrastructure to support our growth.  In 2004, we invested $1.4 million in equipment and software and $0.1 million in connection with the acquisition of 360 Group, net of cash acquired.  We utilized a portion of the cash acquired in the acquisition of 360 Group to fund the cash portion of the acquisition related costs.  The acquisition will require additional cash payments of $0.4 million in 2006, assuming certain revenue performance targets are achieved in 2005.

We expect that our current cash and cash equivalents and marketable securities balances and cash flows from operations will be sufficient to meet our working capital and other capital requirements for at least 12 months.

Contractual Obligations and Commercial Commitments

We have various financial obligations and commitments in the ordinary course of conducting its business.  We have contractual obligations requiring future cash payments under existing contractual arrangements, such as management, consulting and non-competition agreements.

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2004.

	Payments Due By Period
(in thousands)	Total	2005	2006	2007	2008	2009	Thereafter

Operating leases (1)	$4,705	$853	$925	$909	$784	$736	$498
Data and communications purchase agreements (2)	796	654	142	—	—	—	—
Management employment agreements (3)	2,023	1,167	785	71	—	—	—

Total contractual obligations	$7,524	$2,674	$1,852	$980	$784	$736	$498

(1) Our operating leases include office space and operating facilities.  The terms of the agreements vary from 2004 until 2010.

(2) We have supply contracts with various vendors of financial data and communications services providing for minimum monthly commitments.  These contracts have terms from 2004 to 2006.

(3) We have entered into an agreement with a certain senior executives which require us to make cash payments over the contractual periods.

In March 2004, the employment agreement for the Chief Executive Officer was extended for three years.  Under the terms of the extended agreement we will be obligated to pay $425,000 in 2005, $425,000 in 2006, and $71,000 in 2007.

In February 2004, as part of the acquisition of 360 Group, we executed employment agreements with two new executives, Scott Waltz and Don Klabunde that had terms for three years.  A subsequent separation agreement was executed in October 2004 with Scott Waltz.  Under these agreements, we will be obligated to pay these two executives $272,000 in 2005 and $180,000 in 2006.

In January 2005, an employment agreement for the Chief Financial Officer was executed for two years.  Under the terms of this agreement we will be obligated to pay $290,000 in 2005.

In January 2005, an employment agreement for the Vice President of Technology was executed for two years in conjunction with the acquisition of Prophet.  Under the terms of this agreement we will be obligated to pay $180,000 in each of 2005 and 2006.

Issued But Not Yet Adopted Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment.  SFAS No. 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  It also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees.  The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005.  Accordingly, we are still assessing the impact, if any, SFAS No. 123R will have on our financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which would be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  We are still assessing the impact, if any, SFAS No. 151 will have on our financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.  The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The amendment also eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  We are still assessing the impact, if any, SFAS No. 151 will have on our financial statements.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates.  During 2004, we invested excess cash in marketable securities that are subject to interest rate risk, which is not considered to be material to us.  We do not enter, or intend to enter, into derivative financial instruments for trading or speculative purposes.

Item 8.            Financial Statements and Supplementary Data

The financial statements are filed pursuant to Item 15(a)1.

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A.         Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports filed or submitted under Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is accumulated and communicated to our management including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures.

The Company previously issued consolidated balance sheets, consolidated statements of operations, comprehensive loss, stockholders’ (deficit)/equity and cash flows for the years ended December 31, 2003 and December 31, 2002, and the first three fiscal quarters of 2004.  Based on errors discovered, these consolidated financial statements have been restated.  As a result, management, in consultation with the Audit Committee, and KPMG, concluded that restatements were necessary to our Consolidated Financial Statements for the fiscal years ended December 31, 2003 and 2002 and for each of the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004.  These restatements, as well as specific information regarding its impact on the years 2002 through 2004, is discussed in Footnote 3 - Restatement of the Financial Statements included in Part IV, Item 15, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the period ended December 31, 2004.

We identified the deficiencies outlined below in our internal control over financial reporting, and management has determined that each of these deficiencies individually constitutes a material weakness (as defined under standards established by the Public Company Accounting Oversight Board or PCAOB) in our internal control over financial reporting.  As of the date of this report, we have not completed our assessment and our auditors have not completed their audit of our internal controls over financial reporting.  Therefore, additional material weaknesses may be discovered from the date of this report through the date of the report on our internal controls over financial reporting.

Material weakness related to revenue.  Our accounting policies and practices over revenue recognition and the related sales returns and allowances were inconsistent with generally accepted accounting principles in the United States (GAAP) which resulted in improper acceleration of revenue.  We lacked personnel with adequate expertise in accounting for revenue recognition, and failed to consistently inform finance personnel of the impact of the changing business on our financial reporting, and we lacked appropriate processes to compensate for the lack of certain system controls.

Material weakness related to inadequate or ineffective policies and practices relating to expense accrual process.  We had not appropriately accounted for losses related to the sublease of office space due to a lack of policy and practice to identify, calculate and record liabilities related to sublease agreements.  We lacked personnel with adequate expertise and understanding of GAAP.

Material weakness related to inadequate policies and practices in accruing potential sales tax exposures.  Our policies and practices for recording sales tax liabilities were inconsistent with GAAP.  We lacked personnel with adequate expertise in sales and income tax issues.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures in place as of the end of the period covered by this annual report.  Based on this evaluation, taking into account the material weaknesses described above, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the period covered by this report.

Assessment of Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we are in the process of conducting an evaluation of our internal control over financial reporting.

Our evaluation of our internal control over financial reporting has not yet been completed.  There can be no assurance that as a result of the ongoing evaluation of internal control over financial reporting, additional material weaknesses will not be identified or that any deficiencies identified, either alone or in combination with others, will not be considered a material weakness.

Pursuant to Commission Release No. 34-50754, the Securities and Exchange Commission issued an exemptive order providing a 45 day extension for filing management’s annual report on internal control over financial reporting and the attestation report of the independent public accounting firm.  We elected to utilize this 45-day extension.  Therefore, this Annual Report on 10-K does not include such reports.  This information will be included in an amended Form 10-K, which we will file with the Securities and Exchange Commission no later than May 2, 2005

(b)   Changes in Internal Control Over Financial Reporting

During the evaluation referred to in Item 9A(a) above, we have identified no change in internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In order to remediate the material weaknesses in internal control over financial reporting and ensure the integrity of our financial reporting processes stated above, we are in the process of implementing the following actions:

•                  a comprehensive review of internal control over financial reporting through our ongoing review being performed in connection with our efforts to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, including additional remediation as necessary;

•                  additional training for our finance, accounting and certain other personnel in (i) revenue recognition, (ii) expense accrual processes, and (iii) the application of technical accounting pronouncements to certain transactions that occur outside the normal course of business;

•                  implementation of detailed, new revenue recognition policies that are consistent with GAAP;

•                  review of the systems and controls in place to appropriately capture the new revenue recognition policies and procedures, including evaluating a new software package to allow us to automate the new processes;

•                  modification of systems and procedures to (i) ensure appropriate sales returns and allowance reserve is established and consistently reviewed for reasonableness, and (ii) establish appropriate deterrent controls;

•                  creation of a new position, Director of External Financial Reporting and Compliance to review and coordinate the implementation of new revenue-related pronouncements and regulations under GAAP;

•                  creation of a new position, Director of Tax Compliance to review and coordinate the implementation of processes to maintain compliance with Federal and State tax statutes.

In addition, in an effort to improve internal control over financial reporting, we continue to emphasize the importance of establishing the appropriate environment in relation to accounting, financial reporting and internal control over financial reporting and the importance of identifying areas of improvement and to create and implement new policies and procedures where material weaknesses or significant deficiencies exist.

Item 9B.         Other Events

Effective March 25, 2005, we entered into Indemnity Agreements with each of our officers and directors.  The agreement provides that we will indemnify the applicable officer or director and hold him or her harmless from and against any and all losses which he or she may incur by reason of his or her election or service as our officer, director, employee, agent, fiduciary or representative (or any subsidiary or affiliate of ours) to the fullest extent permitted by law.  The agreement also provides that we will purchase and maintain in effect for benefit of the indemnified party, binding and enforceable policies of directors and officers liability insurance.  The form of Indemnity Agreement is attached to this report as Exhibit 10.20.

Part III

In accordance with paragraph (3) of General Instruction G to Form 10-K, Part III of this Report is omitted because we will file a definitive proxy statement involving the election of directors with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

Reference is made to the sections of such proxy statements entitled “Nominees for Director”, “Organization of the Board of Directors”, “Executive Officers”, “Summary Compensation Table”, “Security Ownership of Certain Beneficial Owners and Management”, “Certain Relationships and Related Transactions and Principal Accounting Fees and Services”, which sections of such proxy statement are incorporated herein.

Part IV

Item 15.         Exhibits and Financial Statements

The following documents are filed as part of this Form 10-K:

1.                     Consolidated Financial Statements

Report of Independent Public Accountants
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

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

2.2

Stock Purchase Agreement dated as of January 26, 2005, among the Company, Prophet Financial, each of Timothy Knight and Andreas Bechtolsheim, and each of the individuals or entities listed on Exhibit A thereto. (Incorporated by reference from INVESTools’ Current Report on Form 8-K filed on February 1, 2005.)

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

10.14	Employment Agreement dated February 26, 2004 by and between Scott K. Waltz and INVESTools Inc. (Incorporated by reference from INVESTools’ Current Report on Form 8-K filed on March 10, 2004.)(1)
10.15	Employment Agreement dated February 26, 2004 by and between Don Klabunde and INVESTools Inc. (Incorporated by reference from INVESTools’ Current Report on Form 8-K filed on March 10, 2004.)(1)

10.16

Executive Employment Agreement dated January 26, 2005, by and between the Company and Timothy Knight. (Incorporated by reference from INVESTools’ Current Report on Form 8-K filed on February 1, 2005.)(1)

10.17	Executive Employment Agreement, dated as of January 17, 2005, between the Company and Ida Kane. (Incorporated by reference from INVESTools’ Current Report on Form 8-K filed on January 19, 2005.)(1)
10.18

Employment Agreement, dated December 9, 2003 and effective as of March 4, 2004, between the Company and Lee Barba. (Incorporated by reference from INVESTools’ Current Report on Form 8-K filed on December 13, 2004.)(1)

10.19

Separation Agreement and General Release, dated October 19, 2004 and effective as of October 13, 2004, between the Company and Scott K. Waltz. (Incorporated by reference from INVESTools’ Current Report on Form 8-K filed on October 25, 2004.)(1)

10.20*	Form of Indemnity Agreement.
21.1*	Subsidiaries of INVESTools.
23.1*	Consent of KPMG LLP.
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer

*              Indicates documents filed herewith.

(1)           Management contracts or compensation plans or arrangements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Provo, State of Utah, on March 31, 2005.

INVESTools Inc.

By:	/s/ LEE K. BARBA
Lee K. Barba, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated

Signature	Title	Date

PRINCIPAL EXECUTIVE OFFICER:

/s/ LEE K. BARBA	Chief Executive Officer and Chairman of the Board	March 31, 2005
Lee K. Barba

PRINCIPAL FINANCIAL / ACCOUNTING OFFICER:

/s/ IDA K. KANE	Chief Financial Officer	March 31, 2005
Ida K. Kane

DIRECTORS:

/s/ DOUGLAS T. TANSILL	Director	March 31, 2005
Douglas T. Tansill

/s/ MICHAEL H. GOLDSMITH	Director	March 31, 2005
Michael H. Goldsmith

/s/ F. WARREN MCFARLAN	Director	March 31, 2005
F. Warren McFarlan

/s/ HANS VON MEISS	Director	March 31, 2005
Hans von Meiss

/s/ STEPHEN C. WOOD	Director	March 31, 2005
Stephen C. Wood

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

INVESTools Inc.:

We have audited the accompanying consolidated balance sheets of INVESTools, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2004.  In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INVESTools Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 3 to the accompanying consolidated financial statements, the consolidated balance sheet as of December 31, 2003 and the related statement of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2003, have been restated.  Additionally, the accompanying financial statement schedule as of December 31, 2003 and for each of the years in the two-year period ended December 31, 2003 has been restated.

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

KPMG LLP

Salt Lake City, Utah

March 31, 2005

INVESTOOLS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2004	2003
		Restated
ASSETS
Current assets:
Cash and cash equivalents	$10,736	$4,458
Marketable securities	13,840	7,808
Accounts receivable, net allowances of $7 and $197, respectively	2,194	319
Current portion of restricted cash	384	—
Other current assets	2,493	420
Total current assets	29,647	13,005

Long-term restricted cash	1,876	357
Goodwill	14,315	11,958
Intangible assets, net	2,152	399
Furniture and equipment, net	1,574	832
Other long-term assets	214	—

Total assets	$49,778	$26,551

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/EQUITY
Current liabilities:
Current portion of deferred revenue	$31,957	$14,044
Accounts payable	4,994	1,391
Accrued payroll	2,178	1,544
Accrued tax liabilities	5,103	4,038
Other current liabilities	4,273	1,711
Total liabilities, current	48,505	22,728

Long-term liabilities:
Other long-term accrued liabilities	84	163
Long-term portion of deferred revenue	8,421	476
Total liabilities	57,010	23,367

Stockholders’ (deficit)/equity:
Common stock, $0.01 par value; 60,000 shares authorized; 44,966 and 44,189 shares issued and outstanding December 31, 2004 and 2003, respectively	449	442
Additional paid-in capital	129,097	127,058
Accumulated other comprehensive loss	(32)	(2)
Deferred stock compensation	(998)	(293)
Accumulated deficit	(135,748)	(124,021)

Total stockholders’ (deficit)/equity	(7,232)	3,184

Total liabilities and stockholders’ (deficit)/equity	$49,778	$26,551

See accompanying notes to these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
		Restated	Restated

Revenue	$97,169	$69,802	$53,923
Costs and expenses:
Cost of revenue	64,225	41,172	25,411
Selling expense	23,973	19,926	14,143
Related party selling expense	—	501	4,880
General and administrative expense	18,837	12,783	14,154
Special charges	1,084	673	—
Depreciation and amortization expense (a)	960	596	675
Total costs and expenses	109,079	75,651	59,263
Net loss from operations	(11,910)	(5,849)	(5,340)
Other income (expense):
Gain (loss) on sale of assets	(77)	4	(2)
Interest income (expense) and other, net	268	74	(59)
Total other income (expense)	191	78	(61)
Net loss before income taxes and cumulative effect of accounting change	(11,719)	(5,771)	(5,401)
Income tax expense (benefit)	8	1,530	(194)
Net loss before cumulative effect of accounting change	(11,727)	(7,301)	(5,207)
Cumulative effect of accounting change	—	—	(28,417)
Net loss	(11,727)	(7,301)	(33,624)
Preferred stock dividend	—	—	(45)
Net loss available to common stockholders	$(11,727)	$(7,301)	$(33,669)
Net loss per common share – basic and diluted:
Net loss before cumulative effect of accounting change	$(0.26)	$(0.17)	$(0.12)
Cumulative effect of accounting change	—	—	(0.68)
Net loss available to common stockholders	$(0.26)	$(0.17)	$(0.80)
Basic and diluted weighted average shares outstanding	45,045	43,692	41,983

(a) Depreciation and amortization expense would be further classified as follows:

Cost of revenue	$459	$316	$310
Selling expense	389	188	208
General and administrative expense	112	92	157
	$960	$596	$675

See accompanying notes to these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2004	2003	2002
		Restated	Restated
Cash flows from operating activities:
Net loss	$(11,727)	$(7,301)	$(33,624)
Reconciling adjustments:
Depreciation and amortization	960	596	675
Deferred taxes	—	2,830	2,036
Provision for sales return reserve	1,652	1,550	541
Provision for bad debt expense	3	142	30
Stock compensation expense	290	349	649
Provision for inventory reserve	171	—	—
Cumulative effect of accounting change	—	—	28,417
Amortization of discount on marketable securities	—	30	—
Impairment of internally capitalized software	486	—	—
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable	(1,525)	214	855
Restricted cash	(384)	—	—
Other current assets	(2,273)	(87)	89
Accounts payable	2,610	(1,679)	(578)
Deferred revenue	25,290	6,492	3,281
Accrued payroll	425	427	98
Other current liabilities	382	(351)	(1,284)
Accrued tax liabilities	1,062	4,222	(155)
Net cash provided by operating activities	17,422	7,434	1,030

Cash flows from investing activities:
Purchases of marketable securities	(16,776)	(8,370)	—
Proceeds from sales of marketable securities	10,731	600	—
Purchases of fixtures, furniture and equipment	(1,379)	(767)	(829)
Investment in 360 Group, net of cash received of $1.5 million	(62)	—	—
Net cash used in investing activities	(7,486)	(8,537)	(829)

Cash flows from financing activities:
Payment on notes payable	(253)	(14)	(44)
Changes in long-term restricted cash	(1,513)	561	(561)
Repurchase of stock	(2,213)	(201)	—
Exercise of stock options	321	55	—
Payments on share rescission liability	—	—	(366)
Net cash (used in) provided by financing activities	(3,658)	401	(971)

Increase (decrease) in cash and cash equivalents:	6,278	(702)	(770)
Cash and cash equivalents:
Beginning of year	4,458	5,160	5,930
End of year	$10,736	$4,458	$5,160

See accompanying notes to these consolidated financial statements

INVESTOOLS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
AND COMPREHENSIVE LOSS

(in thousands)

	Compre-	Preferred Stock		Common Stock		Additional	Accumulated Other Compre-	Deferred Stock		Total Stock-

	hensive Loss	Outstanding Shares	Par Value	Outstanding Shares	Par Value	Paid-In Capital	hensive Income (Loss)	Compen- sation	Accumulated Deficit	holder’s Equity

Balance, December 31, 2001, As Reported	$—	120	$1	40,792	$408	$125,855	$—	$—	$(81,920)	$44,344
Adjustment to opening accumulated deficit (A)	—	—	—	—	—	—	—	—	(1,131)	(1,131)
Balance, December 31, 2001, (Restated)	—	—	—	—	—	—	—	—	(83,057)	43,213
Conversion of preferred stock	—	(120)	(1)	1,708	17	59	—	—	—	75
Issuance of common stock for bonuses	—	—	—	714	7	221	—	—	—	228
Options granted to officers for bonuses	—	—	—	—	—	350	—	—	—	350
Options granted to contractors	—	—	—	—	—	162	—	(132)	—	30
Expiration of share rescission offer	—	—	—	(78)	(1)	1	—	—	—	—
Acquisition of minority interest	—	—	—	70	1	15	—	—	—	16
Amortization of deferred stock compensation	—	—	—	—	—	—	—	41	—	41
Net loss (Restated)	(33,624)	—	—	—	—	—	—	—	(33,624)	(33,624)
4% convertible preferred stock dividends	—	—	—	—	—	—	—	—	(45)	(45)
Balance, December 31, 2002 (Restated)	$(33,624)	—	$—	43,206	$432	$126,663	$—	$(91)	$(116,720)	$10,284
Issuance of common stock for bonuses	—	—	—	1,154	12	277	—	—	—	289
Repurchase of common stock	—	—	—	(268)	(3)	(198)	—	—	—	(201)
Stock issued due to option exercise	—	—	—	82	1	54	—	—	—	55
Issuance of restricted stock	—	—	—	15	—	12	—	(12)	—	—
Deferred stock compensation	—	—	—	—	—	250	—	(250)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	—	—	60	—	60
Net loss (Restated)	(7,301)	—	—	—	—	—	—	—	(7,301)	(7,301)
Unrealized losses on marketable securities, net	(2)	—	—	—	—	—	(2)	—	—	(2)
Balance, December 31, 2003 (Restated)	$(7,303)	—	$—	44,189	$442	$127,058	$(2)	$(293)	$(124,021)	$3,184
Repurchase of common stock	—	—	—	(1,054)	(11)	(2,202)	—	—	—	(2,213)
Stock issued due to option exercise	—	—	—	487	5	316	—	—	—	321
Issuance of common stock for acquisition	—	—	—	1,344	13	2,930	—	—	—	2,943
Deferred stock compensation	—	—	—	—	—	992	—	(992)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	3	—	287	—	290
Net loss	(11,727)	—	—	—	—	—	—	—	(11,727)	(11,727)
Unrealized losses on marketable securities, net	(30)	—	—	—	—	—	(30)	—	$—	(30)
Balance, December 31, 2004	$(11,757)	—	$—	44,966	$449	$129,097	$(32)	$(998)	$(135,748)	$(7,232)

(A)  The Company has recorded the cumulative effect of adjustments of $1.1 million for 2001 to opening accumulated deficit for 2002.  See Footnote 3 Restatement for further discussion regarding the nature of the adjustments.

See accompanying notes to these consolidated financial statements.

1.                                      THE COMPANY

INVESTools Inc. (the Company) is a leader in investor education.  The Company’s mission is to educate and empower individual investors to make their own financial decision to achieve their unfulfilled financial goals anytime, anywhere by using the INVESTools Method™ live by correspondence or online establishing the INVESTools Method™ as the most widely recognized, adopted and endorsed approach to investor education.  The Company offers a full range of investor education products and services that provide lifelong learning and support to self-directed investors to help them improve their investment performance.  The Company’s products and services are built around the INVESTools Method, a unique integration of a disciplined investing process, web-based tools, personalized instruction and support.  Its investor education products and services are offered in a variety of learning formats with courses ranging from beginning to advanced for all investor levels.

In January 2005, the Company announced the relocation of its corporate headquarters from Houston, Texas to Salt Lake City, Utah.  The Company’s interim corporate headquarters and principal executive office is located at 585 East 1860 South, Provo, Utah 84606.  We also maintain offices in New York, New York; Houston, Texas; Palo Alto, California and San Rafael, California.  The Company intends for the corporate headquarter relocation to Salt Lake City to be complete in May 2005.

Concentration Risk

The Company currently accesses approximately 90% of our new students through our co-branding (BusinessWeek and CNBC) and co-marketing (Success Magazine and Money in Training) relationships.  The loss of one of these partners could have a material adverse effect on our financial performance in the short-term.  The Company’s long-term agreement with CNBC has expired, and the Company is currently operating under a month-to-month agreement with CNBC while it negotiates a new arrangement.  While the Company hopes to conclude negotiations with CNBC shortly, recent management changes at CNBC make the Company less optimistic about its ability to mutually agree to a renewal of this relationship on economic terms similar to those the Company has previously enjoyed.  However, the Company is constantly pursuing new student acquisition partnerships and it believes business from new and existing partnerships could replace such lost volumes if they were to occur.  There can be no assurance that the Company will be successful in establishing new partnerships.

The Company pays commissions to its co-marketing and co-branding partners for sales that are generated through the various partners’ channels.  The rates at which partners are paid commissions varies depending on the partner and based upon whether the sales are generated at the customer acquisition point, customer fulfillment point or customer retention point.  Commissions are expensed as incurred at the time of sale.

At the end of 2003, the Company revised one of its co-marketing partner’s commission agreements and in August of 2004, the Company revised another one of its co-marketing partner’s commission agreements.  These revisions resulted in the Company increasing the amount of commission rates paid for initial customer acquisition sales generated at preview events through these co-marketing channels and a reduction in the commission rates paid for customer fulfillment and retention sales.

Corporate Background

The Company was incorporated in Delaware on May 21, 2001 and began operations on December 6, 2001, as a result of a merger between ZiaSun Technologies, Inc., a Nevada corporation (ZiaSun), and Telescan, Inc., a Delaware corporation (Telescan).  Former ZiaSun and Telescan stockholders acquired an approximate 75% and 25% ownership interest in the Company, respectively.  The merger was accounted for under the purchase method of accounting.  ZiaSun and Telescan each became wholly owned subsidiaries of the Company.

The Company’s subsidiaries are:

•                  ZiaSun, which owns 100% of Online Investors Advantage, Inc. (OIA).  OIA owns 100% of the following dormant entities that have no operations:  INVESTools Asia Pacific Pte., Limited (INVESTools Asia), Investor Education California, LLC, INVESTools Hong Kong Ltd. (INVESTools Hong Kong), Seminar Marketing Group, Inc. (SMG) and Memory Improvement Systems, Inc. (MIS).

•                  Telescan, which owns 100% of INVESTools, Inc., a dormant California corporation with no operations (INVESTools California).

•                  SES Acquisition Corp., a California corporation operating under the name 360 Group.  The Company acquired 360 Group on February 26, 2004.  360 Group was a direct marketing agency that offered services such as custom database development and management, strategic planning, media list planning and buying, creative and production services, response management and analytic services.  The Company acquired 360 Group in order to internalize its marketing department.

•                  Prophet Financial Systems, Inc. (Prophet), a California corporation, acquired by the Company on January 27, 2005.  Prophet is a Web-based content and services provider that enables active investors to use technical analysis to trade more profitably.  Prophet’s website, Prophet.Net, is the premier Web provider of advanced charting technology.

Restatement

The Company has restated its Consolidated Financial Statements as of December 31, 2003, and for each of the years in the two-year period ended December 31, 2003, as discussed in more detail in Footnote 3.  Certain adjustments impacting the Company’s Consolidated Financial Statements for periods prior to 2002 were also identified, and the Company has recorded the cumulative effect of adjustments of $1.1 million for 2001 to the opening accumulated deficit for 2002.

2.                                      SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries for which the Company exercises control.  All intercompany transactions have been eliminated.

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and the reported amounts of sales return reserve, revenues and expenses.  Management believes the most significant estimates and assumptions are associated with the valuation of intangibles, goodwill and taxes.  If the underlying estimates and assumptions upon which the financial statements are based change in future periods, actual amounts may differ from those included in the accompanying consolidated financial statements.

Financial Instruments

The carrying value of the Company’s financial instruments approximate fair value.  Financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and other accrued liabilities.

Cash Equivalents

The Company considers all investments with an original maturity to the Company of three months or less to be cash equivalents.  These investments primarily consist of money-market accounts.

The amounts included in the consolidated financial statements approximate fair value at the balance sheet date.  The Company maintains deposits in banks, which may exceed the amount of federal deposit insurance available.  Management believes the potential risk of loss on these accounts to be minimal.

Marketable Securities

Management considers all of its investments as available-for-sale.  Accordingly, marketable securities are stated at fair value, with unrealized gains and losses presented net of tax and reported as a separate component of stockholder’ (deficit) equity.  Realized gains and losses are recognized using the specific identification method.  Gains are recognized when realized and are recorded in our Consolidated Statement of Operations in Other expense.  Losses are recognized as realized or when management has determined an other-than-temporary decline in fair value has occurred.

Accounts Receivable

Approximately 99% of the revenue received for workshops, products and Web site subscriptions are paid by credit cards.  Receivables from customers billed for other services are reserved when collection becomes doubtful.

In 2001, in connection with the sale of two companies, the Company received notes receivables from the buyers totaling $150,000 due in two equal installments on June 15, 2003 and 2004.  No payment was received on June 15, 2003 and 2004.  In December 2004, the Company settled for $85,000, which was reported as interest income and other.

Allowance for Sales Returns

Provisions for sales return reserves primarily relate to products and service arrangements and are recorded as a reduction to revenue.  These provisions are made based on historical experience and changes in customer preferences.  At December 31,

2004, 2003 and 2002 allowance for sales returns of $1.2 million, $1.1 million and $0.1 million respectively, are included as part of other current liabilities in the accompanying Consolidated Balance sheets.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market value.  The Company’s inventories consist of manuals and DVDs that comprise the Company’s educational products.  At December 31, 2004, $1.3 million in net inventories are included as part of other current assets in the accompanying Consolidated Balance Sheets.

Restricted Cash

The Company uses merchant account vendors to process credit card transactions.  Under the terms of these agreements, the merchant account vendor has the right to withhold credit card funds to cover charge backs in the event the Company is unable to honor its commitments.  Such funds can be held for up to a year after the Company has terminated its relationship with the merchant account vendor.  At December 31, 2004 and 2003, the Company has $1.9 million and $0.4 million, respectively, of funds due from merchant account vendors.  During 2004, the Company entered into a merchant account agreement with a new vendor that is expected to substantially reduce credit card processing fees.  As a result of this new agreement, restricted cash increased $1.5 million.  Additionally, the Company has $0.4 million held in an escrow account until the resolution of the Company’s litigation with the Australian Securities and Investment Commission (ASIC), see Footnote 9, Commitments and Contingencies for further discussion regarding ASIC litigation.

Furniture and Equipment

Furniture and equipment is stated at cost less accumulated depreciation.  Depreciation is calculated on a straight-line method over the estimated useful lives of the assets, which range from two to five years.

Depreciation expense was approximately $0.6 million, $0.5 million and $0.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The following is a detail of our furniture and equipment (in thousands):

	2004	2003
Furniture and equipment:
Computer and office equipment	$2,127	$1,110
Furniture	296	128
Leasehold improvements	224	85
Total furniture and equipment	2,647	1,323
Less: accumulated depreciation and amortization	(1,073)	(491)
Furniture and equipment, net	$1,574	$832

The Company capitalizes the costs of software developed for internal use in compliance with Statement of Position, or SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.  No costs were capitalized in 2003 and 2002.  As of December 31, 2004, there were no costs capitalized for computer software developed for internal use (see Note 10).  Amortization of software developed for internal use begins when the internal use software is ready for its intended use, and is computed on a straight-line basis over the estimated use of the product.

Investments

The Company acquired the outstanding minority interest of INVESTools Asia and INVESTools Hong Kong in August 2002, and these operations were wholly owned subsequent to this acquisition.

Goodwill and Intangible Assets

Goodwill is related to purchase acquisitions and is recorded apart from identifiable intangible assets.  In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).

Upon adoption of SFAS No. 142, amortization of existing goodwill ceased and the remaining book value is tested for impairment at least annually, or more often if events or circumstances indicate a potential impairment exists.  Provisions of SFAS No. 142 state that any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle.  Any subsequent impairment loss recognized under the provisions of SFAS

No. 142 is recorded as a charge to current period earnings.

On January 1, 2002, the Company adopted SFAS No. 142 and established its annual review for impairment at December 31.

The Company recognized a write-down of goodwill in the amount of $28.4 million as of January 1, 2002.  Based on the analysis completed at December 31, 2004, 2003 and 2002, the Company’s review indicated no further impairment of Goodwill.

The following unaudited pro forma results of operations data for the years ended December 31, 2004, 2003 and 2002 are presented as if the provisions of SFAS No. 142 had been in effect for all periods presented (amount in thousands except per share amounts):

	Years Ended December 31,
	2004	2003	2002
		Restated	Restated
Net loss as reported:	$(11,727)	$(7,301)	$(33,624)
Add: cumulative effect of change in accounting principle	—	—	(28,417)
Adjusted net loss	$(11,727)	$(7,301)	$(5,207)

Basic and diluted EPS:
Net loss	$(0.26)	$(0.17)	$(0.80)
Add: cumulative effect of change in accounting principle	—	—	(0.68)
Adjusted net loss	$(0.26)	$(0.17)	$(0.12)

For further information regarding goodwill and other intangible assets, refer to Note 5.

Long Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, equipment and definite-lived intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows of the related asset or group of assets over their remaining lives.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.

During 2004, the Company recognized an impairment loss of $0.5 million as a result of the Company’s abandonment of the development of a project to enhance the Company’s internal use software.  The Company did not recognize any impairment of long-lived assets during the years ended December 31, 2003 and 2002.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), and Financial Accounting Standards Board (FASB) Emerging Issues Task Force No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables (EITF 00-21).  Revenue is not recognized until it is realized or realizable and earned.  The criteria to meet this guideline are: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

The Company sells its products in various bundles that contain multiple deliverables that include one-on-one coaching sessions, website subscriptions, educational workshops along with other products and services.  In accordance EITF 00-21, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performances of any undelivered item is probable and substantially in the Company’s control.  The fair value of each separate element is generally determined by prices charged when sold separately.  In certain arrangements, the Company offers these products bundled together at a discount.  The discount is allocated pro rata to each element based on the relative fair value of each element when fair value support exists for each element in the arrangement.  If fair value of all undelivered elements in an arrangement exists, but fair value does not exist for a delivered element, then revenue is recognized using the residual method.  Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee (after allocation of 100 percent of any discount to the delivered item) is recognized as revenue.  The Company provides some very limited rights of return in connection with its arrangements.  The Company estimates its returns based on historical experience and maintains an allowance for estimated returns, which has been reflected as an accrued liability.  Each transaction is separated into its specific elements and revenue from each element is recognized according to the following policies:

Product	Recognition policy
Workshop	Deferred and recognized as the workshop is provided
Home study	Recognized upon shipping to customer
One-On-One Coaching Sessions	Deferred and recognized as sessions are performed
Web site subscriptions and renewals	Deferred and recognized on a straight-line basis over the subscription period

Deferred Revenue

Deferred revenue arises from subscriptions to the websites, workshops and one-on-one coaching sessions because the payments are received before the delivery of the service has been rendered.  Deferred revenue is recognized into revenue over the period that the services are performed or the contract period expires.  The Company also sells certificates to attend workshops in the future.  Revenue from these sales is deferred until the certificate is used or expires.

Stock–Based Compensation

Through December 31, 2002, the Company accounted for stock-based compensation issued to directors, officers, and employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Under APB No. 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair market value of the Company’s common stock.  The compensation, if any, is amortized to expense over the vesting period.  However, on January 1, 2003, the Company adopted the fair value expense recognition method available under SFAS No. 148.  SFAS No. 148 permits recognition on prospective basis whereby any new options granted after January 1, 2003 will be accounted for using the fair value of the option at the date of the grant.  The Company has chosen to make this estimate using the Black-Scholes option pricing model.  The value of the option is amortized ratably into expense over the appropriate vesting period.

For options granted through December 31, 2002, which were accounted for under the provisions of APB No. 25, SFAS No.  123, Accounting for Stock-Based Compensation, requires pro forma information regarding net loss as if the Company had accounted for its stock options granted under the fair value method prescribed by SFAS No. 123.  For purposes of the pro forma disclosures, the estimated fair value of the stock options granted is amortized over the vesting periods of the respective stock options.  The following is the pro forma disclosure and the related impact on the net loss attributable to common stockholders and net loss per common share for the years ended December 31, 2004, 2003 and 2002 (amounts in thousands except per share amounts).

	Years Ended December 31,
	2004	2003	2002
		Restated	Restated
Net loss as reported	$(11,727)	$(7,301)	$(33,624)

Add: Stock-based compensation recorded, net of taxes	—	—	—
Deduct: Pro forma stock-based compensation, net of taxes	(156)	(237)	(475)

Pro forma net loss	$(11,883)	$(7,538)	$(34,099)

Basic and diluted loss per share – as reported	$(0.26)	$(0.17)	$(0.80)
Basic and diluted loss per share – pro forma	(0.26)	(0.17)	(0.81)

The fair value of options granted were estimated using the Black-Scholes option pricing model with the following assumptions:

	2004	2003	2002

Risk free interest rate factors	4.02% to 4.53%	3.40% to 4.30%	3.10%
Volatility factors	55% to 118%	123.02% to 157.60%	145.94%
Expected lives	7 years	7 to 10 years	5 years
Assumed dividend yield	—	—	—
Weighted average fair value of options granted	$1.95	$0.24	$0.16

Advertising Costs

The Company expenses the production costs of advertising the first time the advertising takes place.  Advertising costs are included in selling expenses.  Advertising costs for the years ended December 31, 2004, 2003 and 2002 were $15.8 million, $10.0 million, and $8.9 million, respectively.

Loss Per Share

Basic net loss per share is computed by dividing the net loss (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the periods.  Diluted net loss per share gives effect to common share equivalents considered to be potential common shares, if dilutive, computed using the treasury stock method.  At December 31, 2004, 2003 and 2002, there were approximately 3.3 million, 3.8 million, and 4.4 million shares, respectively, of common stock potentially issuable with respect to stock options, which were excluded from the net loss per share calculation because the shares were not dilutive.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment.  SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  It also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees.  The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005.  Accordingly, the Company is still assessing the impact, if any, SFAS No. 123R will have on the Company’s financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which would be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  Accordingly, the Company is still assessing the impact, if any, SFAS No. 151 will have on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.  The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The amendment also eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company is still assessing the impact, if any, SFAS No. 153 will have on the Company’s financial statements.

Reclassifications

Certain prior years’ balances have been reclassified to conform to the current year’s presentation.

3.                                      RESTATEMENT

The Company’s previously issued consolidated balance sheets, consolidated statements of operations, comprehensive loss, stockholders’ (deficit)/equity and cash flows for the years ended December 31, 2003 and December 31, 2002, and the first three fiscal quarters of 2004 have been restated to correct certain accounting errors.

The aggregate effect of the restatement increased previously reported net loss available to common shareholders for the years ended December 31, 2003 and December 31, 2002 by $5.8 million and $3.8 million, respectively.  Of the $5.8 million increase $3.6 million, $1.9 million, and $0.1 million were a result of revenue recognition issues, the recording of a liability for sales tax exposure, and the loss on sub-lease, respectively which have been described below.  Of the $3.8 million increase $2.2 million and $1.6 million, were a result of revenue recognition issues and the recording of a liability for sales tax exposure, respectively which have been described below.  The aggregate effect of the restatement increased previously reported basic and diluted loss per share for the years ended December 31, 2003 and December 31, 2002 by $0.14 and $0.09, respectively.

Errors in previously issued financial statements were identified in the following three areas:

Timing of Revenue Recognition

•                  The Company recognized a full month of subscription revenue in the month of sale, which, on an overall basis, caused improper acceleration of revenue in the month of sale;

•                  Website subscribers had been allowed to defer the commencement of their subscription period while subscription revenue had been accounted for commencing in the month of sale;

•                  Certain subscription renewals by students that still had remaining Web time were recognized ahead of the renewal period start date;

•                  The Company recognized one-on-one coaching sessions over an estimated time period of performance which was significantly different from when the coaching sessions were actually conducted.  Accordingly, revenue was inappropriately accelerated;

•                  A sales return reserve was established for anticipated product returns, based on historical return percentages.  Historically, the Company failed to establish a reserve for sales returns.

Recording of Liability for Sales Tax Exposure

The Company recorded liabilities for potential sales taxes related to sales in various states.  The effect of recording the potential sales tax liability on the Company’s previously reported financial statements is to record an accrued liability for the potential sales tax exposure with a corresponding increase to selling expense.

Loss on Sub-Lease

During 2003, the Company moved its operations into a larger facility.  The Company had subleased the abandoned facility to a third party for the duration of the Company’s contractual lease period.  The sublease payments for the abandoned facility were less than the Company’s contractually obligated lease payments.  As a result, the Company recorded the obligation in excess of the sublease amount at the time the facility was abandoned.  The effect of recording the excess lease obligation on the Company’s previously reported financial statements is to record an accrued liability for the excess lease obligation with a corresponding increase to general and administrative expense.

Restated Financial Statements

	Year Ended December 31, 2003		Year Ended December 31, 2002
	As Restated	As Reported	As Restated	As Reported
	(in thousands, except per share date)

Revenue	$69,802	$73,420	$53,923	$56,142
Selling expense	19,926	17,981	14,143	12,611
General and administrative expense	12,783	13,181	14,154	14,154
Net loss from operations	(5,849)	(48)	(5,340)	(1,589)
Net loss before income taxes and cumulative effect of accounting change	(5,771)	30	(5,401)	(1,650)
Net loss before cumulative effect of accounting change	(7,301)	(1,500)	(5,207)	(1,456)
Net Loss	(7,301)	(1,500)	(33,624)	(29,873)
Net loss attributable to common shareholders	$(7,301)	$(1,500)	$(33,669)	$(29,918)
Net loss per common share–basic and diluted:
Net Loss before cumulative effect of accounting change	$(0.17)	$(0.03)	$(0.12)	$(0.03)
Net loss from effect of accounting change	—	—	(0.68)	(0.68)
Cumulative effect of accounting change	$(0.17)	$(0.03)	$(0.80)	$(0.71)
Comprehensive Loss	$(7,303)	$(1,502)	$(33,624)	$(29,873)

	Year Ended December 31, 2003
	As Restated	As Reported

Deferred Revenue	$14,044	$8,622
Accrued tax liability	4,038	561
Other current liabilities	1,711	566
Total current liabilities	22,728	12,684
Other long-term liabilities	163	—
Long-term portion of deferred revenue	476	—
Total liabilities	23,367	12,684
Accumulated deficit	(124,021)	(113,338)
Total stockholders’ equity	3,184	13,867
Total liabilities stockholders’ equity	$26,551	$26,551

Certain adjustments impacting the Company’s consolidated financial statements for periods prior to 2002 were also identified, and the Company has recorded the cumulative effect of adjustments of $1.1 million for 2001 to opening accumulated deficit for 2002.  The $1.1 million adjustment to opening accumulated deficit resulted from errors related to timing of revenue recognition as described in the paragraphs above.

There was no net effect due to the errors discovered on cash provided by operations, cash (used in) investing activities, cash (used in) financing activities in our previously issued consolidated statements of cash flow in the years ended December 31, 2003 and December 31, 2002.

4.                                      MARKETABLE SECURITIES

During 2003, the Company started investing excess cash in short-term marketable securities consisting of primarily government backed securities with maturities ranging from one month to three years.  The Company determines realized gains and losses on a specific identification basis.  The realized gains and losses are included in interest income and other, net, in the accompanying Consolidated Statements of Operations.  No security has been in a continuous unrealized loss position for twelve or more months.

The following table summarizes unrealized gains and losses on the Company’s investments in marketable securities based on quoted market prices as of December 31, 2004 and 2003:

	As of December 31, 2004				As of December 31, 2003
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Government backed securities	$13,870	$(33)	$3	$13,840	$7,810	$(5)	$3	$7,808
Total	$13,870	$(33)	$3	$13,840	$7,810	$(5)	$3	$7,808

The following table summarizes contractual maturities of the Company’s investments in marketable securities as of December 31, 2004:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$7,716	$7,698
Due after one year through three years	6,154	6,142

5.                                      ACQUISITIONS

On February 26, 2004, the Company acquired Service Enhancement Systems, Inc., a privately held California corporation operating under the assumed name 360 Group (360 Group).  360 Group was a direct marketing company that provided services such as custom database development and management, strategic planning, media and list planning and buying, creative and production services, response management, and analytic services.  The Company acquired 360 Group to internalize its marketing department and does not intend to continue to provide services to third parties.  At closing, the sellers received a cash payment of $875,000 and 830,000 shares of the Company’s common stock valued at $1,875,000.  In addition, the Company incurred $669,000 of costs related to the acquisition, of which $226,000 were paid with 100,000 shares of the Company’s common stock.  During the three months ended June 30, 2004, the sellers received an additional cash payment of $213,000 based on a net working capital adjustment provided for in the merger agreement recorded as additional purchase price resulting in an increase to goodwill.  Pursuant to the merger agreement, in October 2004, the sellers received an additional cash payment of $438,000 and 415,000 shares of common stock valued at $842,000 based on 360 Group achieving revenue targets during the three months ended September 30, 2004.  The consideration paid in October of 2004 was recorded as additional purchase price.

The following table summarizes the purchase price for 360 Group and includes the payments for the working capital adjustment and earn out discussed above:

(in thousands)
Value of common stock issued to sellers	$2,717
Cash paid to sellers	1,525
Transaction costs	669

Total purchase price	$4,911

In addition to the merger consideration in the table above, the Company will be obligated to pay up to an aggregate of 415,000 shares of its common stock and approximately $438,000 in cash as additional merger consideration in the form of earn out payments if certain future revenue targets are achieved in 2005.

The following table summarizes the allocation of the purchase price for 360 Group and the estimated amortization period for the acquired intangibles:

(in thousands)
Current assets	$2,003
Furniture, fixtures and equipment	487
Acquired intangibles:
Developed technology/database infrastructure (16 years)	1,600
Non competition agreement (2 years)	500
Goodwill	2,357
Assets acquired	6,947
Liabilities, including notes payable - assumed	$2,036

Net assets acquired	$4,911

The following unaudited pro forma results of operations for the years ended December 31, 2004 and 2003 assumes the purchase of 360 Group occurred on January 1, 2003, after giving effect of certain adjustments, including, but not limited to, amortization of intangible assets, tax adjustments and assumes the purchase price has been allocated to the assets purchased and the liabilities assumed based on their values at the date of purchase.  The foregoing unaudited pro forma results of operations are presented for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the dates indicated.  Furthermore, such unaudited pro forma results of operations are not necessarily indicative of future operating results of the combined companies due to changes in operating activities following the purchase, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.  Pro forma net loss includes amortization of the intangible assets.

(in thousands, except per share data)	2004	2003
		Restated
Revenue	$97,925	$74,164
Net loss	(11,401)	(2,698)
Basic and diluted net loss per share	$(0.25)	$(0.06)

Effective October 19, 2004, the Company entered into a separation agreement and general release effective as of October 13, 2004, with Scott K. Waltz, the former Senior Vice President and Chief Marketing Officer of the Company.  At the time of acquisition, Mr. Waltz entered into a 3-year employment agreement with the Company.  Mr. Waltz’s non-compete agreement did not go into effect until the expiration of that employment agreement or his termination of employment with the Company.  As a result of Mr. Waltz’s termination, the Company reduced the estimated useful life associated with the non-compete agreement from five years to two years, the remaining contractual life of the agreement, as of the termination date.

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

6.                                      GOODWILL AND INTANGIBLE ASSETS

The Company has goodwill related to three acquisitions; the acquisition of OIA in 1999, the acquisition of Telescan in 2001 and the acquisition of 360 Group in 2004.  In accordance with SFAS No. 142, goodwill is no longer amortized, but tested for impairment annually.  In connection with the preparation of the financial statements as of December 31, 2004, 2003 and 2002, the Company compared the carrying value of the goodwill to the fair value of the reporting units and determined that no additional impairment was warranted.

The impairment testing is performed in two steps: (i) the determination of impairment, based upon the fair value of a reporting unit as compared to its carrying value, and (ii) if there is an impairment, measure the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.

The changes in the carrying amount of goodwill for the year ended December 31, 2004 were as follows:

(in thousands)
Balance as of December 31, 2003	$11,958
Additions due to acquisition of 360 Group	2,357
Balance as of December 31, 2004	$14,315

Acquired Intangibles

Acquired intangibles with finite lives as of December 31, 2004 and 2003 were as follows:

	As of December 31, 2004			As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
	(in thousands)			(in thousands)
Existing technology and other	$2,160	$(394)	13.2 years	$560	$(161)	6.2 years
Non competition	500	(114)	1.75 years	—	—
Total acquired intangibles	$2,660	$(508)	11.1 years	$560	$(161)	6.2 years

Amortization expense was $347,000, $81,000 and $75,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

Estimated future amortization expense is as follows:

2005	$524
2006	311
2007	100
2008	100
2009	100
Thereafter	1,017
Total estimated amortization expense	$2,152

7.                                      INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
		Restated	Restated
Current:
Federal	$—	$(1,198)	$(2,391)
State	8	(102)	161
Deferred:
Federal	—	2,467	2,385
State	—	363	(349)
Total income tax expense (benefit)	$8	$1,530	$(194)

The following table reconciles the differences between the statutory Federal income tax rate at 34% and the effective tax rate for continuing operations (in thousands):

	Years Ended December 31,
	2004	2003	2002
		Restated	Restated
Federal statutory rate	$(3,984)	$(1,962)	$(1,836)
State income taxes, net of Federal income tax benefit	5	(67)	106
Expenses not deductible for tax purposes	162	65	(30)
Utilization of net operating loss	—	2,186	—
Change in valuation allowance	3,906	2,541	2,990
Change in deferred tax rate	—	—	(826)
Federal/State tax refund recognition	—	(1,198)	—
Other	(81)	(35)	(598)
Total income tax expense (benefit)	$8	$1,530	$(194)

The tax effects of temporary differences that give rise to significant portions of the Federal and State deferred tax assets are comprised of the following (in thousands):

	Years Ended December 31,
	2004	2003
		Restated
Deferred tax assets:
Allowance for bad debts	$3	$77
Accrued liabilities	685	389
Deferred revenue	3,284	186
Inventory reserve	19	—
Book/tax depreciation	—	154
Sales tax reserve	1,753	1,356
Net operating loss carry forward	6,501	5,476
Gross deferred tax assets	12,245	7,638
Valuation allowance	(11,390)	(7,638)

Net deferred tax assets	$855	$—

Deferred Tax Liabilities:
Prepaid assets	$95	$—
Book/Tax depreciation	6	—
Section 197 Intangibles	754	—
Gross deferred tax liabilities	$855	$—

Net deferred tax asset	$—	$—

At December 31, 2004, the Company had available approximately $16.7 million of net operating loss carry forwards for Federal income tax purposes.  This carry forward, which may provide future tax benefits, begins to expire in 2021.  Additionally, U.S. Federal income tax law limits a corporation’s ability to utilize net operating losses if it experiences an ownership change of greater than 50% over a three-year period.  As a result of this limitation the net operating loss currently available for use is $9.3 million.

In assessing the realizability of deferred tax assets at December 31, 2004, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on available information, management does not believe it is more likely than not that is deferred tax assets will be utilized.  Accordingly, the Company has established a valuation allowance equal to the net deferred tax assets.

The valuation allowance increased by $3.8 million, $1.9 million, and $3.4 million during 2004, 2003 and 2002, respectively.  Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2004 will be allocated as follows:

Income tax benefit that would be reported in the consolidated statement of earnings	$8,359
Goodwill and other non current intangible assets	3,011
Additional paid-in capital	20
Total	$11,390

8.                                      STATEMENT OF CASH FLOWS

The supplemental cash flow information for December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
		Restated	Restated
	(in thousands)
Cash paid during the year for:
Interest	$8	$3	$3
Income taxes	$3	$218	$—
Non-cash investing and financing activities:
Common stock issued for acquisitions	$2,943	$—	$—
Deferred stock compensation resulting from option grants	$992	$262	$162
Conversion of preferred stock	$—	$—	$75
Mark to market on marketable securities	$(30)	$(2)	$—
Write off of accounts receivable	$193	$95	$30

9.                                      COMMITMENTS AND CONTINGENCIES

Commitments

Operating Leases

Equipment and facilities are leased under various operating leases expiring at various dates through the year 2010.  Certain of these leases contain renewal options.  Rent expense was $1.0 million for 2004, $0.9 million for 2003, and $1.1 million for 2002.

At December 31, 2004, future minimum lease payments under non-cancelable operating leases were as follows:

	Operating Leases	Sub-lease Income	Net Operating Leases
		(in thousands)
For the fiscal years:
2005	$853	$(71)	$782
2006	925	(71)	854
2007	909	—	909
2008	784	—	784
2009	736	—	736
2010 and after	498	—	498
Total lease payments	$4,705	$(142)	$4,563

Contingencies

From time to time the Company is involved in certain legal actions arising in the ordinary course of business.  It is the opinion of management that such litigation will be resolved without a material adverse effect on the Company’s financial position or results of operations.

On July 9, 2004, the Australian Securities and Investment Commission (ASIC) filed a lawsuit against Online Investors Advantage, a wholly-owned subsidiary of the Company (OIA) and Phillip Town, a workshop presenter on behalf of OIA (Town).  The lawsuit, filed in the Supreme Court of Queensland, alleges that (i) OIA failed to provide a financial services guide or other information to attendees at seminars held in Brisbane and Melbourne in July 2004, as otherwise required under the Australian Corporations Act; (ii) failed to provide to the attendees of the Brisbane seminar a warning regarding the provision of general financial advice that was required to be given under the Corporations Act; (iii) engaged in misleading or deceptive conduct at the Brisbane and Melbourne seminars, regarding certain oral representations made by the presenter at the seminars (on behalf of OIA) and regarding certain written representations appearing in the registration form for workshops conducted on behalf of Online; and (iv) carried on a financial services business, as defined in the Corporations Act, without the required Australian license.  ASIC sought a temporary injunction prohibiting OIA from holding any workshops while the lawsuit is pending.  The court did not grant the injunction but did order OIA to place $0.4 million into escrow for all revenues received from its workshops while the lawsuit is pending.  These amounts are included in current portion of restricted cash in the accompanying Consolidated Balance Sheets.  ASIC sought to stop OIA from delivering the workshop and to refund to participants the fees paid for the workshop.  In addition, if the court finds in favor of ASIC, the Company could be assessed penalties.  A trial of the proceedings was heard on September 6-8, 2004 in the Supreme Court of Queensland.  At trial, ASIC abandoned two of its allegations that OIA had engaged in misleading and deceptive conduct.  At the conclusion of the trial the court reserved its decision.  The Company anticipates the court’s judgment at any time.  The Company believes that it has good defenses to the alleged claims and intends to continue to vigorously defend against this lawsuit.  At this time it is not possible to determine the amount of penalties that may be assessed, if any.  Furthermore, the Company believes that it is not probable that it will have to pay any significant amounts as a result of this proceeding.

On March 4, 2003, a foreign national filed a complaint in the San Diego Superior Court against ZiaSun Technologies, Inc., a wholly-owned subsidiary of the Company (ZiaSun).  The complaint alleges that certain individuals, who are not parties in the lawsuit, persuaded the plaintiff to purchase shares of ZiaSun common stock and the complaint also alleges a failure to deliver a stock certificate.  ZiaSun does not have any ownership or control of the third party brokerage house from whom plaintiff claims to have purchased stock.  The plaintiff was seeking unspecified damages for the alleged fraud in the sale of the stock.  On February 9, 2005, the court awarded a summary judgment in favor of the Company.

In December 2004, a vendor of the Company sued for collection of a disputed accounts receivable.  The Company is in discussions with the vendor regarding a resolution of the claim.  The Company believes that this will be resolved without material adverse effect on the Company.

The Company establishes contingent liabilities when a particular contingency is both probable and estimable.  For the contingencies noted above the Company has accrued amounts considered probable and estimable.  The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company’s financial position or results of operation.

10.                               SPECIAL CHARGES

Special charges consisted of the following (in thousands):

	Years Ended December 31,
	2004	2003	2002
Severance Costs	$597	$673	$—
Impairment of internal use software	487	—	—
Total	$1,084	$673	$—

The Company has recorded severance costs associated with involuntary termination of 19 and 16 employees for the years ended December 31, 2004 and 2003, respectively.

The Company capitalized $0.5 million related to a project to enhance the Company’s internal use software in 2004.  At December 31, 2004, the Company abandoned the project to enhance the Company’s internal use software and the $0.5 million was written-off and recorded as part of General and Administrative expense in the accompanying Consolidated Statements of

Operations.

The following table presents the activity associated with severance costs (in thousands):

	Balance at December 31, 2003	Severance costs	Severance benefits paid	Balance at December 31, 2004
Remaining 2003 accrual	$324	$—	$324	$—
2004 severance costs	—	597	478	119
	$324	$597	$802	$119

11.                               STOCKHOLDERS’ EQUITY

Classes of Capital Stock

The Company has two classes of capital stock: convertible preferred stock and common stock.  The Company is authorized to issue up to 60 million shares of common stock with a par value of $.01 per share and 1 million shares of convertible preferred stock with a par value of $.01 per share.

12.                               STOCK PLANS

Employee Stock Option Plans

The Company’s purpose of granting stock options is to attract, retain, motivate and reward officers, directors and employees of the Company.

Description of Plans

INVESTools 2001 Stock Option Plan

This plan is the only plan out of which the Company can grant options at this time.  The Company has reserved 6 million shares for grant under this plan, which was approved by stockholders in December 2001, for issuance to officers, directors and employees.  Incentive options are granted at fair market value of the Company’s common stock at the date of grant, as determined by the Board of Directors, and generally expire ten years from the date of grant.  At December 31, 2004, there are 3,135,375 shares available for grant under this plan.

Telescan Stock Option Plans

The Company reserved 427,456 shares of its common stock for issuance under three stock option plans for the employees and former directors of Telescan.  No new options are being granted under these plans.  Options granted under these plans were granted at fair market value at the date of grant and generally expire ten years from the date of grant.  At December 31, 2004, there are 355,317 shares available for exercise under this plan.

ZiaSun Stock Option Plans

The Company reserved 1,296,600 shares of its common stock for issuance under one stock option plan for the officers, employees and former directors of ZiaSun.  No new options are being granted under this plan.  Options granted under this plan were granted at fair market value at the date of grant and generally expire ten years from the date of grant.  At December 31, 2004, there are 266,150 shares available for exercise under this plan.

Employee Stock Option Plan Activity

The following is a summary of option activity under these plans:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	3,779,359	$1.47	4,387,195	$1.57	4,070,296	$2.28
Granted	607,000	$2.27	1,029,500	$0.29	600,000	$0.18
Cancelled	(592,198)	$2.04	(1,555,836)	$0.99	(283,101)	$8.85
Exercised	(489,693)	$0.67	(81,500)	$0.67	—	$—

Outstanding at end of year	3,304,468	$1.63	3,779,359	$1.47	4,387,195	$1.57

Options exercisable at year-end	1,771,718		1,629,945		1,605,399
Weighted average fair value of options granted during the year	$1.95		$0.24		$0.16

The following table summarizes information about options outstanding at December 31, 2004:

			Options Outstanding			Options Exercisable
				Weighted
Range of Exercise Prices			Number Outstanding At 12/31/04	Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 12/31/04	Weighted Average Exercise Price
$0.00	-	$2.50	2,829,250	7.64	$0.78	1,334,000	$0.49
$2.51	-	$5.00	374,321	5.86	3.55	336,821	3.61
$5.01	-	$7.50	32,400	2.36	6.38	32,400	6.38
$7.51	-	$10.00	13,917	4.19	8.88	13,917	8.88
$10.01	-	$50.00	54,580	4.53	27.98	54,580	27.98
			3,304,468	7.32	$1.63	1,771,718	$2.10

Restricted Stock

In April 2004, the Board of Directors of the Company approved the INVESTools Inc. 2004 Restricted Stock Plan (the Plan), which was ratified by the Company’s stockholders in June 2004.  The purpose of the Plan is to (i) attract and retain employees of the Company and its subsidiaries, qualified individuals to serve as members of the Board, and consultants to provide services to the Company; (b) motivate participating employees, directors and consultants, by means of appropriate incentives, to achieve long-range goals; (c) provide incentive compensation opportunities that are competitive with those of other similarly situated companies; and (d) further align Plan participants’ interests with those of the Company’s other stockholders through compensation alternatives based on the Company’s stock; and thereby promote the long-term financial interest of the Company and its subsidiaries, including the growth in value of the Company’s equity and enhancement of long-term stockholder return.  The Plan will be administered by the Compensation Committee (the Committee) of the Board of Directors, which is comprised of at least two or more directors of the Company appointed by the Board.

There are 500,000 shares of Company common stock available for issuance under the Plan.  The shares of Company common stock awarded under the Plan may be either previously authorized but unissued shares or issued shares which have been reacquired by the Company after their original issuance (including but not limited to shares purchased on the open market).

Shares of Company common stock awarded under the Plan and later reacquired by the Company pursuant to the Plan will again become available for Awards under the Plan.

Unless otherwise provided for in the Plan, Awards granted under the Plan may not be sold, assigned, transferred, pledged or otherwise encumbered for a period of four years or such shorter period as the Committee may determine (the Restricted Period).  At its discretion, the Committee may, at any time after the date of an Award, adjust the length of the Restricted Period to account for individual circumstances of a Participant or group of Participants.

In December 2004, the Company issued 5,000 shares of restricted stock with a fair value of $3.40 per share to members of the Company’s Advisory board members.  The restrictions on the restricted stock awards granted lapse over a period of 12 months.  The fair value of the restricted stock awards was recorded as a component of deferred stock compensation and is amortized to stock-based compensation expense as the restrictions lapse.

Stock Repurchase Plan

In June 2004, the Company authorized a stock repurchase program under which the Company can repurchase up to 3,500,000 shares over a two year period.  The shares will be retired upon acquisition.  As of December 31, 2004, the Company repurchased and retired 1,054,203 shares of its own common stock for a total cost of $2.2 million.  The remaining repurchase authorization under this program totaled 2,445,797 shares at December 31, 2004.

13.                               EMPLOYEE BENEFITS

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

14.                               RELATED PARTIES

The related party expense component of selling expense is Generation Marketing LLC (Gen M).  At one time, five individuals owned Gen M, four of whom were former officers and directors of the Company.  The officers and directors of the Company each owned 16.75% of Gen M for a total of 67%.  Gen M handled a significant portion of the Company’s marketing needs from direct mail to media buys.  In 2002, the Company hired a second marketing agency to handle some of the marketing needs for one of the brands to reduce the Company’s reliance on a related party.  In May 2002 and February 2003, the former officers and directors sold their interests in Gen M to an unrelated third party and in February 2003, Scott Elder and Ross Jardine sold their interests in Gen M to an unrelated third party.  As such Gen M is no longer a related party.

The Company incurred $0.5 million and $4.9 million in marketing expenses to Generation Marketing for the period January 1, 2003 to February 28, 2003 and for the year ended December 31, 2002, respectively.

15.                               SEGMENT REPORTING

The Company consists of a single operating segment delivering investor education, which provides lifelong learning and support to self-directed investors.

16.                               SHARES SUBJECT TO RESCISSION

In September 2000, the Company acquired all of the issued and outstanding shares of Seminar Marketing Group, Inc. (SMG) for 370,000 shares of unregistered and restricted shares of the Company’s common stock.  The issuance of these shares was intended to be issued in a transaction exempt from the registration requirements under the Securities Act of 1933, as amended (Securities Act) pursuant to Rule 506 of Regulation D. Upon subsequent review of the transaction by the Company’s attorneys, it was determined that the issuance of the shares did not meet the technical requirements of the Securities Act.  In January 2001, the Company made an offer of rescission to the former SMG stockholders pursuant to which they would be compensated with a cash amount equal to the consideration paid for the shares originally granted plus the statutory rate of interest of 12%.  The SMG stockholders had until February 6, 2002 to accept or reject the offer.  During 2001, the Company paid approximately $90,000 to SMG stockholders to rescind their shares.  All but six SMG stockholders accepted the offer to rescind the shares.  The liability at December 31, 2001 of $366,000 does not include the amount reclassified from the share rescission liability into additional paid in capital related to these six stockholders as the deadline for these individuals had passed and the possibility of having any of these individuals later exerting their rights to the rescission have expired.

17.                               SUBSEQUENT EVENTS

Acquisition of Prophet

In January 2005, the Company announced the acquisition of Prophet Financial Systems (Prophet), a California corporation located in Palo Alto and owner of Prophet.Net, for $7.9 million in cash.  Prophet creates Web-based products that enable active investors to use technical analysis to trade more profitably.  Prophet derives its revenue through three primary business activities, which include the sale of subscriptions to retail investors, the licensing of its tools to brokerage and financial sites and advertising.  Prophet has more than 4,400 paying subscribers and licensees, including OptionsXpress, Scottrade, Standard & Poor’s and America Online.  At the time of the acquisitions, Prophet had 22 full time employees.  In connection with the transaction, Tim Knight, Prophet’s Chief Executive Officer, President and founder entered into a two-year employment agreement with the Company as Vice President Technology.

18.                               UNAUDITED QUARTERLY FINANCIAL DATA

See Note 3 for a description of the nature of the restatements.

	Fiscal Year 2004
	Quarter Ended December 31, 2004	Quarter Ended September 30, 2004
		As Restated	As Reported
	(in thousands, except per share data)
Income Statement
Revenue	$24,920	$23,890	$24,437
Selling expense	5,595	7,107	6,860
General and administrative expense	4,678	5,030	5,061
Net loss from operations	(6,831)	(3,261)	(2,486)
Net loss before minority interest and income taxes	(6,713)	(3,217)	(2,442)
Net loss	$(6,718)	$(3,217)	$(2,442)
Basic and diluted earnings per share of common stock
Net income (loss)	$(0.15)	$(0.07)	$(0.05)
Weighted average shares outstanding -basic and diluted	44,958	45,311	45,311

	(in thousands, except per share data)
Balance Sheet
Deferred revenue	$31,957	$23,712	$18,013
Accrued tax liabilities	5,103	4,733	536
Other current liabilities	4,273	2,876	1,921
Total current liabilities	48,505	38,933	28,083
Other long-term accrued liabilities	84	104	—
Long-term portion of deferred revenue	8,421	5,583	4,421
Accumulated deficit	(135,748)	(129,031)	(116,915)
Total stockholders’ (Deficit) equity	(7,232)	35	12,151
Total liabilities and stockholders’ equity	$49,778	$44,655	$44,655

	Quarter Ended June 30, 2004		Quarter Ended March 31, 2004
	As Restated	As Reported	As Restated	As Reported
	(in thousands, except per share data)
Income Statement
Revenue	$25,140	$25,609	$23,219	$22,973
Selling expense	5,930	5,678	5,341	5,120
General and administrative expense	4,670	4,845	4,459	4,601
Net loss from operations	(1,623)	(921)	(196)	(136)
Net loss before minority interest and income taxes	(1,619)	(917)	(171)	(215)
Net loss	$(1,619)	$(917)	$(174)	$(218)
Basic and diluted earnings per share of common stock
Net income (loss)	$(0.04)	$(0.02)	$(0.00)	$(0.00)
Weighted average shares outstanding -basic and diluted	45,329	45,329	44,578	44,578

	(in thousands, except per share data )
Balance Sheet
Deferred revenue	$19,309	$13,774	$16,508	$12,156
Accrued tax liabilities	4,554	604	4,260	562
Other current liabilities	1,738	995	1,595	781
Total current liabilities	30,505	20,277	29,088	20,224
Other long-term accrued liabilities	123	—	143	—
Long-term portion of deferred revenue	3,892	2,902	1,632	—
Accumulated deficit	(125,814)	(114,473)	(124,195)	(113,556)
Total stockholders’ equity	3,781	15,122	5,309	15,948
Total liabilities and stockholders’ equity	$38,301	$38,301	$36,172	$36,172

	Fiscal Year 2003
	Quarter Ended December 31, 2003		Quarter Ended September 30, 2003
	As Restated	As Reported	As Restated	As Reported
	(in thousands, except per share data )

Income Statement
Revenue	$23,321	$23,976	$16,249	$17,437
Selling expense	5,717	5,066	5,425	4,971
General and administrative expense	3,206	3,242	3,406	3,617
Net income (loss) from operations	(561)	716	(1,477)	432
Net income (loss) before minority interest and income taxes	(524)	753	(1,425)	484
Net income (loss)	$(590)	$687	$(1,425)	$484
Basic earnings per share of common stock
Net income (loss)	$(0.01)	$0.02	$(0.03)	$0.01
Weighted average shares outstanding - basic	44,214	44,214	43,910	43,910
Diluted earnings per share of common stock
Net income (loss)	$(0.01)	$0.02	$(0.03)	$0.01

Weighted average shares outstanding - diluted	44,214	46,063	43,910	44,407

Balance Sheet

Deferred revenue	$14,044	$8,622	$13,030	$7,254
Accrued tax liabilities	4,038	561	3,200	374
Other current liabilities	1,711	566	1,594	953
Total liabilities	23,367	12,684	24,339	14,933
Accumulated deficit	(124,021)	(113,338)	(123,431)	(114,025)
Total stockholders’ equity	3,184	13,867	3,895	13,301
Total liabilities and stockholders’ equity	$26,551	$26,551	$28,234	$28,234

	Quarter Ended June 30, 2003		Quarter Ended March 31, 2003
	As Restated	As Reported	As Restated	As Reported
	(in thousands, except per share data )

Income Statement
Revenue	$17,054	$18,127	$13,176	$13,880
Selling expense	4,741	4,256	4,044	3,688
Net income (loss) from operations	(1,848)	(290)	(1,966)	(906)
Net income (loss) before minority interest and income taxes	(1,838)	(280)	(1,987)	(927)
Net income (loss)	$(3,302)	$(1,744)	$(1,987)	$(927)
Basic and diluted earnings per share of common stock
Net income (loss)	$(0.08)	$(0.04)	$(0.05)	$(0.02)
Weighted average shares outstanding - basic and diluted	43,423	43,423	43,206	43,206

Balance Sheet

Deferred revenue	$11,504	$6,715	$9,423	$5,560
Accrued tax liabilities	2,848	476	2,478	591
Other current liabilities	1,469	1,132	900	710
Total current liabilities	20,495	12,997	17,391	11,451
Accumulated deficit	(122,007)	(114,509)	(118,705)	(112,765)
Total stockholders’ equity	5,133	12,631	8,343	14,283
Total liabilities and stockholders’ equity	$25,628	$25,628	$25,734	$25,734

	Fiscal Year 2002
	Quarter Ended December 31, 2002		Quarter Ended September 30, 2002
	As Restated	As Reported	As Restated	As Reported
	(in thousands, except per share data)

Income Statement
Revenue	$15,322	$16,028	$11,556	$12,228
Selling expense	4,456	3,986	3,024	2,700
Net income (loss) from operations	(740)	436	(1,383)	(387)
Net income (loss) before minority interest and income taxes	(767)	409	(1,354)	(358)
Net income (loss) before cumulative effect of accounting change	(573)	603	(1,363)	(367)
Net income (loss)	$(816)	$360	$(1,353)	$(357)
Basic earnings per share of common stock
Net income (loss) before cumulative effect of accounting change	$(0.01)	$0.01	$(0.03)	$(0.01)
Cumulative effect of change in accounting principle	$(0.01)	$—	$—	$—
Net income (loss)	$(0.02)	$0.01	$(0.03)	$(0.01)
Weighted average shares outstanding – basic	42,893	42,893	42,653	42,653
Diluted earnings per share of common stock
Income (loss) from continuing operations	$(0.01)	$0.01	$(0.03)	$(0.01)
Cumulative effect of change in accounting principle	$(0.01)	$—	$—	$—
Net income (loss)	$(0.02)	$0.01	$(0.03)	$(0.01)
Weighted average shares outstanding - diluted	42,893	42,943	42,653	42,653
	(in thousands, except per share data )
Balance Sheet
Deferred revenue	$8,028	$4,820	$6,556	$4,178
Accrued tax liability	2,140	608	1,654	592
Other current liabilities	908	766	959	693
Total liabilities	15,021	10,139	12,634	8,928
Accumulated deficit	(116,720)	(111,838)	(115,904)	(112,198)
Total stockholders’ equity	10,284	15,166	11,031	14,737
Total liabilities and stockholders’ equity	$25,305	$25,305	$23,665	$23,665

	Fiscal Year 2002
	Quarter Ended June 30, 2002		Quarter Ended March 31, 2002
	As Restated	As Reported	As Restated	As Reported
	(in thousands, except per share data )

Income Statement
Revenue	$13,849	$14,466	$13,196	$13,420
Selling expense	3,486	3,084	3,177	2,841
Net income (loss) from operations	(1,781)	(762)	(1,436)	(876)
Net income (loss) before minority Interest, cumulative effect of accounting change and income taxes	(1,828)	(809)	(1,416)	(856)
Net income (loss) before cumulative effect of accounting change	(1,857)	(838)	(1,414)	(854)
Net income (loss)	$(1,857)	$(838)	$(29,598)	$(29,038)
Basic and diluted earnings per share of common stock
Net income (loss) before cumulative effect of accounting change	$(0.05)	$(0.02)	$(0.04)	$(0.02)
Cumulative effect of change in accounting principle	$—	$—	$(0.69)	$(0.69)
Net (loss)	$(0.05)	$(0.02)	$(0.73)	$(0.71)
Weighted average shares outstanding – basic and diluted	41,578	41,578	40,778	40,778

Balance Sheet
Deferred revenue	$6,319	$4,418	$5,063	$3,780
Accrued tax liabilities	1,310	572	366	30
Other current liabilities	912	841	1,179	1,107
Total liabilities	13,016	10,306	11,361	9,670
Accumulated deficit	(114,551)	(111,841)	(112,679)	(110,988)
Total stockholders’ equity	11,880	14,590	13,585	15,276
Total liabilities and stockholders’ equity	$24,896	$24,896	$24,946	$24,946

Earnings per share are computed independently for each of the quarters presented.  Therefore, the sum of the quarterly earnings per share may not equal the total for the year.

INVESTOOLS INC. AND SUBSIDIARIES

INVESTOOLS INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

Schedule II

		Addition
Description	Balance at Beginning Of Period	Charged to Revenue and Expense	Charged to Other Accounts (1)	Deductions		Balance at End of Period

Deducted from asset accounts:
Provisions for losses on trade accounts receivable and sales returns:
Year Ended December 31, 2004:
Provision for inventory reserve	$—	$171	$—	$—		$171
Bad debt allowance	197	3	—	(193	)(2)	7
Sales return allowance	1,070	1,652	2,311	(3,874	)(3)	1,160
Total	$1,267	$1,826	$2,311	$(4,067)		$1,338

Year Ended December 31, 2003 (Restated):
Bad debt allowance	$150	$142	$—	$(95	)(2)	$197
Sales return allowance (Restated)	142	1,550	895	(1,517	)(3)	1,070
Total	$292	$1,692	$895	$(1,612)		$1,267

Year Ended December 31, 2002 (Restated):
Bad debt allowance	$150	$30	$—	$(30	)(2)	$150
Sales return allowance (Restated)	54	541	273	(726	)(3)	142
Total	$204	$571	$273	$(756)		$292

(1)          Reclass from deferred revenue to other accrued liabilities for cash refunds related to sales returns.

(2)          Uncollectible accounts written-off, net of recoveries.

(3)          Represents cash paid out for refunds.