Form 10-K/A
period 2004-12-31
INVESTOOLS INC
filed 2005-05-02
CIK 1145124

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(AMENDMENT NO. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

Commission File Number: 0-31226

INVESTOOLS INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0685039 (I.R.S. Employer Identification No.)
585 East 1860 South Provo, Utah (Address of principal executive offices)	84606 (Zip Code)
Registrant's telephone number, including area code: (801) 724-6913

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.01 par value per share (Title of Class)

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

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2004 (the last business day of the Registrant's most recently completed second fiscal quarter) based on the closing price of the common stock on the American Stock Exchange for such date, was $90.6 million.

        The number of shares of the Registrant's common stock converted and outstanding on March 15, 2005 was 44,978,968.

Documents Incorporated by Reference:

        The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on June 6, 2005 is incorporated by reference in Part III of the Form 10-K.

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") to INVESTools Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the "Original Filing"), which was filed with the Securities and Exchange Commission (the "Commission") on March 31, 2005, is being filed to include Management's Annual Report on Internal Control Over Financial Reporting and the related attestation of KPMG LLP ("KPMG") included in its Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting. These reports were initially omitted from the Original Filing as permitted by an exemptive order issued by the Commission (SEC Release No. 34-50754) granting an exemption from specified provisions of Exchange Act Rules 13a-1 and 15d-1 issued by the SEC on November 30, 2004. Conforming changes have also been made to Item 9A and Exhibits 31.1 and 31.2 included in the Original Filing.

        As a result of this Amendment No. 1, an additional Consent of Independent Registered Public Accounting Firm dated May 2, 2005 is being filed to cover the report related to our internal control over financial reporting.

        Except for matters disclosed in Item 9A and Exhibits 23.1, 31.1 and 31.2, which are filed herewith pursuant to the requirements of Exchange Act Rule 12b-15, this Form 10-K/A continues to speak as of the date of the Original Filing and the Company has not updated the disclosures contained therein to reflect events that have occurred since the date of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company's filings made with the Commission subsequent to the date of the Original Filing, including any amendments to those filings.

Item 9A.    Controls and Procedures

a.)   Management's Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Commission's rules and forms. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is accumulated and communicated to our management including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures.

        Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as of December 31, 2004. Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K/A ("Report") due to the material weaknesses described below (Item 9A.b.).

b.)   Management's Annual Report on Internal Control Over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). We conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of our assessment, we identified the following material weaknesses in internal control over financial reporting as of December 31, 2004:

  •
  Revenue recognition accounting.    We lacked personnel with adequate expertise in accounting for revenue recognition and failed to consistently include finance personnel in the analysis of the impact that changes in our business environment would have on our financial reporting. Additionally, our information systems associated with accounting for revenue were inadequate to appropriately identify specific customer transactions. As a result, we inappropriately recognized revenue related to the following:

  •
  We did not appropriately recognize subscription revenue based on when, during a particular month the sale occurred. For example, if a sale occurred on December 29, we recognized revenue as though the sale occurred on December 1.

  •
  We did not appropriately match the recognition of revenue to the period in which the service was delivered to the customer. Specifically, certain website subscribers were allowed to defer the commencement of their subscription period, however the revenue was recognized commencing in the month of sale.

  •
  The estimated time period over which we recognized revenue associated with our one-on-one coaching sessions was different from the period for which the coaching sessions were actually conducted.

    •
    We lacked a process to ensure that revenues were appropriately recorded at the time of product shipment. Accordingly, we inappropriately recognized revenue for products that were not shipped as of December 31, 2004.

    •
    We did not appropriately match the recognition of certain website renewal revenues to the period in which the service was delivered to the customer. Specifically, certain website renewal revenues were recognized prior to the website renewal period.

    •
    Our policies and practices for recording sales returns and allowances did not provide for the recognition of changes to such allowances in the period in which the related revenue was recognized.

  As a result of these deficiencies, revenue in prior periods was materially misstated. On February 18, 2005, we announced that we would restate our audited consolidated financial statements for the years ended December 31, 2003 and 2002, and our unaudited financial information for the three months ended March 31, 2004, 2003 and 2002, the three months and six months ended June 30, 2004, 2003 and 2002, and the three months and nine months ended September 30, 2004, 2003 and 2002, to reflect the correction of the errors in our accounting for revenues.

  •
  Sub-lease loss accruals.    Deficiencies were identified in our sub-lease loss accrual process related to the recording of liabilities for subleased office space wherein a loss on sublease exists. Specifically, we did not have adequate policies and practices in place to identify, calculate and record liabilities related to sublease agreements, and we lacked personnel with adequate expertise in accounting for sub-leases. As a result, we did not recognize and report the losses related to the sublease of office space at the time the sublease was executed, as required by U.S. generally accepted accounting principles. As a result of this deficiency, sub-lease loss accrual in prior periods was materially misstated. On February 18, 2005, we announced that we would restate our audited consolidated financial statements for the year ended December 31, 2003, and our unaudited financial information for the three months ended March 31, 2004, the three months and six months ended June 30, 2004, and the three months and nine months ended September 30, 2004 and 2003, to reflect the corrections of the errors in our accounting for sub-lease loss accrual.

  •
  Sales tax exposures.    Our policies and practices for recording sales tax obligations and expense were not consistent with U.S. generally accepted accounting principles, and we lacked personnel with adequate expertise in accounting for sales tax obligations and expense to ensure compliance with U.S. generally accepted accounting principles. Specifically, the Company's policies and practices did not provide for recognition of sales tax obligations and expense in the period in which the related sale was recorded. As a result of this deficiency, sales tax exposures in prior periods was materially misstated. On February 18, 2005, we announced that we would restate our audited consolidated financial statements for the years ended December 31, 2003 and 2002, and our unaudited financial information for the three months ended March 31, 2004, 2003 and 2002, the three months and six months ended June 30, 2004, 2003 and 2002, and the three months and nine months ended September 30, 2004, 2003 and 2002, to reflect the correction of the errors in our accounting for sales tax exposures.

  •
  Partner commission expense and related accruals.    Deficiencies were identified in our process for calculating amounts due to our partners for sales commissions. Specifically, 1) commission calculations in certain instances were not adequately verified against the terms of the then current agreements to ensure that appropriate rates were used in the computation, 2) calculations were not reviewed at a sufficient level of detail to identify an error in the computation, and 3) systems reports to provide sales data used in the computation of partner commission expense had not been tested for accuracy and completeness. As a result of this deficiency, a material misstatement of amounts recorded as partner commission expense occurred and was detected and corrected prior to issuance of the Company's December 31, 2004 consolidated financial statements.

        Management has determined that the aforementioned deficiencies each constitute a material weakness in our internal control over financial reporting as of December 31, 2004, based on an evaluation using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Accordingly, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2004.

        We acquired Service Enhancement Systems, Inc. (the "acquired entity") during 2004. The acquired assets represented $5.5 million of total consolidated assets as of December 31, 2004 and $4.4 million of 2004 consolidated net sales. We did not conduct an assessment of the effectiveness of internal control over financial reporting associated with the acquired entity as permitted by the rules and regulations of the SEC due to the proximity of their acquisition dates to our 2004 year-end.

        Our independent registered public accounting firm, KPMG LLP, has issued an audit report on management's assessment of our internal control over financial reporting. Their report is included in Item 9A.(c).

c.)    Independent Registered Public Accounting Firm's Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
INVESTools Inc.:

        We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting (Item 9A.b.), that INVESTools Inc. ("the Company") did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses identified in management's assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of December 31, 2004:

  •
  Revenue recognition accounting.    The Company lacked personnel with adequate expertise in accounting for revenue recognition, and failed to consistently include finance personnel in the analysis of the impact that changes in the Company's business environment would have on its financial reporting. Additionally, its information systems associated with accounting for revenue were inadequate to appropriately identify specific customer transactions. As a result, the Company inappropriately recognized revenue related to the following:

  •
  The Company did not appropriately recognize subscription revenue based on when, during a particular month, the sale occurred. For example, if a sale occurred on December 29, the Company recognized revenue as though the sale occurred on December 1.

  •
  The Company did not appropriately match the recognition of revenue to the period in which the service was delivered to the customer. Specifically, certain website subscribers were allowed to defer the commencement of their subscription period, however the revenue was recognized commencing in the month of sale.

  •
  The estimated time period over which the Company recognized revenue associated with its one-on-one coaching sessions was different from the period for in which the coaching sessions were actually conducted.

  •
  The Company lacked a process to ensure that revenues were appropriately recorded at the time of product shipment. Accordingly, the Company inappropriately recognized revenue for products that were not shipped as of December 31, 2004.

  •
  The Company did not appropriately match the recognition of certain website renewal revenues to the period in which the service was delivered to the customer. Specifically, certain website renewal revenues were recognized prior to the website renewal period.

  •
  The Company's policies and practices for recording sales returns and allowances did not provide for the recognition of changes to such allowance in the period in which the related revenue was recognized.

  As a result of these deficiencies, revenue in prior periods was materially misstated. Accordingly, the Company restated its audited consolidated financial statements for the years ended December 31, 2003 and 2002, and its unaudited financial information for the three months ended March 31, 2004, 2003 and 2002, the three months and six months ended June 30, 2004, 2003 and 2002, and the three months and nine months ended September 30, 2004, 2003 and 2002, to reflect the correction of the errors in the Company's accounting for revenues.

  •
  Sub-lease loss accruals.    Deficiencies were identified in the Company sub-lease loss accrual process related to the recording of liabilities for subleased office space wherein a loss on sublease exists. Specifically, the Company did not have adequate policies and practices in place to identify, calculate and record liabilities related to sublease agreements and the Company lacked personnel with adequate expertise in accounting for sub-leases. As a result of this deficiency, sub-lease loss accrual in prior periods was materially misstated. Accordingly, the Company restated its audited consolidated financial statements for the year ended December 31, 2003, and its unaudited financial information for the three months ended March 31, 2004, the three months and six months ended June 30, 2004, and the three months and nine months ended September 30, 2004 and 2003, to reflect the correction of the errors in the Company's accounting for sub-lease loss accrual.

  •
  Sales tax exposures.    The Company policies and practices for recording sales tax obligations and expense were not consistent with U.S. generally accepted accounting principles and the Company lacked personnel with adequate expertise in accounting for sales tax obligations and expense to ensure compliance with U.S. generally accepted accounting principles. Specifically, the Company's policies and practices did not provide for recognition of sales tax obligations and expense in the period in which the related sale was recorded. As a result of this deficiency, sales tax exposures in prior periods was materially misstated. Accordingly, the Company restated its audited consolidated financial statements for the years ended December 31, 2003 and 2002, and its unaudited financial information for the three months ended March 31, 2004, 2003 and 2002, the three months and six months ended June 30, 2004, 2003 and 2002, and the three months and nine months ended September 30, 2004, 2003 and 2002, to reflect the correction of the errors in the Company's accounting for sales tax exposures.

  •
  Partner commission expense and related accruals.    Deficiencies were identified in the Company's process for calculating the amounts due to the Company's partners for sales commissions. Specifically, 1) the commission calculations in certain cases were not adequately verified against the terms of the then current agreements to assure effective rates were used in the computation, 2) calculations were not reviewed at a sufficient detailed level that would identify an error in the computation, and 3) systems reports to provide sales data used in the computation of partner commission expense had not been tested for accuracy and completeness. As a result of this deficiency, there was a material misstatement of amounts recorded as partner commission expense.

        In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        The Company acquired Service Enhancement Systems, Inc. (the "acquired entity") during 2004, and management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, the acquired entity's internal control over financial reporting associated with total assets of $5.5 million and total net sales of $4.4 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2004. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the acquired entity.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 31, 2005, which expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP
KPMG LLP
Salt Lake City, Utah
May 2, 2005

d.)   Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting that occurred during the fourth quarter of the period covered by this Form 10K/A that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        The following changes were initiated subsequent to December 31, 2004:

  1.
  Revenue recognition accounting—while we have not fully remediated the material weakness in our revenue recognition accounting, we are providing additional training for our finance, accounting and certain other personnel in revenue recognition and implementing detailed revenue recognition policies that are consistent with GAAP. We are also reviewing procedures to (i) ensure an appropriate sales returns and allowance reserve is established and consistently reviewed for reasonableness, and (ii) establish appropriate deterrent controls. We will be updating the status of these efforts with our Audit Committee periodically.

  2.
  Revenue recognition systems—while we have not fully remediated the material weaknesses relating to revenue recognition systems, we are reviewing the systems and controls in place to appropriately capture sales transactions and apply the new revenue recognition policies and procedures, including evaluating a new software package to allow us to automate the new processes and modification of systems. We will be updating the status of these efforts with our Audit Committee periodically.

  3.
  Policies and procedures relating to sub-lease loss accruals—while we have not fully remediated the material weakness in our policies and procedures relating to expense accruals, we are working on additional training for our finance, accounting and certain other personnel in expense accruals processes, improving the month end close checklists for necessary expense accruals and coordinating procedures with the Chief Administrative Officer to search for unrecorded liabilities in new contracts as part of our remediation efforts. We will be updating the status of these efforts with our Audit Committee periodically.

  4.
  Sales tax exposures—while we have not fully remediated the material weakness in our policies and procedures relating to sales taxes, we created and hired a new position, Director of Tax Compliance, to review and coordinate the implementation of processes to maintain compliance with Federal and State tax statutes as part of our remediation efforts. We will be updating the status of these efforts with our Audit Committee periodically.

  5.
  Policies and procedures related to partner commission expense calculations—while we have not fully remediated the material weakness in our policies and procedures relating to calculations of partner commissions, we have started keeping records of the current terms of agreements within access to facilitate review of the calculations and are training accounting staff to review calculations prior to payment. We will be updating the status of these efforts with our Audit Committee periodically.

        In addition, we have created a new position, Director of External Financial Reporting and Compliance, who will be responsible for reviewing and coordinating the implementation of all accounting pronouncements, policies and procedures implemented in response to the material weaknesses identified above and that may be promulgated in the future.

Exhibits
2.1	Agreement and Plan of Merger dated February 26, 2004, by and among INVESTools Inc., SES Acquisition Corp., Service Enhancement Systems, Inc., Ted B. Shuel and Jamie Lynn Speas Shuel, as Trustee of The Shuel Family Trust, Scott K. Waltz, individually, Ted B. Shuel, individually, and Jamie Lynn Speas Shuel, individually. (Incorporated by reference from INVESTools' Current Report on Form 8-K filed on March 10, 2004.)
2.2
Stock Purchase Agreement dated as of January 26, 2005, among the Company, Prophet Financial, each of Timothy Knight and Andreas Bechtolsheim, and each of the individuals or entities listed on Exhibit A thereto. (Incorporated by reference from INVESTools' Current Report on Form 8-K filed on February 1, 2005.)
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
10.11
Termination Agreement and General Release by and between INVESTools Inc. and Scott Elder dated August 26, 2003. (Incorporated by reference from INVESTools' Quarterly Report on Form 10-Q filed November 14, 2003.)(1)

10.12
Termination Agreement and General Release by and between INVESTools Inc. and Ross Jardine dated August 26, 2003. (Incorporated by reference from INVESTools' Quarterly Report on Form 10-Q filed November 14, 2003.)(1)
10.13	Fifth Amendment to Lease Agreement by and between Telescan, Inc. and WiredZone Property, L.P., dated April 8, 2002.
10.14	Employment Agreement dated February 26, 2004 by and between Scott K. Waltz and INVESTools Inc. (Incorporated by reference from INVESTools' Current Report on Form 8-K filed on March 10, 2004.)(1)
10.15	Employment Agreement dated February 26, 2004 by and between Don Klabunde and INVESTools Inc. (Incorporated by reference from INVESTools' Current Report on Form 8-K filed on March 10, 2004.)(1)
10.16
Executive Employment Agreement dated January 26, 2005, by and between the Company and Timothy Knight. (Incorporated by reference from INVESTools' Current Report on Form 8-K filed on February 1, 2005.)(1)
10.17	Executive Employment Agreement, dated as of January 17, 2005, between the Company and Ida Kane. (Incorporated by reference from INVESTools' Current Report on Form 8-K filed on January 19, 2005.)(1)
10.18
Employment Agreement, dated December 9, 2003 and effective as of March 4, 2004, between the Company and Lee Barba. (Incorporated by reference from INVESTools' Current Report on Form 8-K filed on December 13, 2004.)(1)
10.19
Separation Agreement and General Release, dated October 19, 2004 and effective as of October 13, 2004, between the Company and Scott K. Waltz. (Incorporated by reference from INVESTools' Current Report on Form 8-K filed on October 25, 2004.)(1)
10.20**	Form of Indemnity Agreement.
21.1**	Subsidiaries of INVESTools.
23.1*	Consent of KPMG LLP.
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer

*
Indicates documents filed herewith.

**
Previously filed.

(1)
Management contracts or compensation plans or arrangements.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Provo, State of Utah, on May 2, 2005.

INVESTools Inc.
By:	/s/ LEE K. BARBA Lee K. Barba, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated

Signature	Title	Date

PRINCIPAL EXECUTIVE OFFICER:
/s/ LEE K. BARBA Lee K. Barba	Chief Executive Officer and Chairman of the Board	May 2, 2005
PRINCIPAL FINANCIAL / ACCOUNTING OFFICER:
/s/ IDA K. KANE Ida K. Kane	Chief Financial Officer	May 2, 2005
DIRECTORS:
/s/ DOUGLAS T. TANSILL Douglas T. Tansill	Director	May 2, 2005
/s/ MICHAEL H. GOLDSMITH Michael H. Goldsmith	Director	May 2, 2005
/s/ F. WARREN MCFARLAN F. Warren McFarlan	Director	May 2, 2005
/s/ HANS VON MEISS Hans von Meiss	Director	May 2, 2005
/s/ STEPHEN C. WOOD Stephen C. Wood	Director	May 2, 2005

QuickLinks

EXPLANATORY NOTE
  Item 9A. Controls and Procedures
Signatures