Form 10-Q
period 2005-03-31
INVESTOOLS INC
filed 2005-05-10
CIK 1145124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED March 31, 2005

Commission File Number:    0-31226

INVESTOOLS INC.

(Exact name of Registrant as specified in its charter)

Delaware	76-0685039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

585 East 1860 South Provo, UT	84606
(Address of principal executive offices)	(Zip Code)

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

$.01 par value per share Common Stock: 44,997,675 as of May 2, 2005

INVESTOOLS INC. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended March 31, 2005

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

INVESTOOLS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,863	$10,736
Marketable securities	12,312	13,840
Accounts receivable, net (allowance: $1, $7)	4,067	2,194
Current portion of restricted cash	381	384
Other current assets	3,302	2,493
Total current assets	25,925	29,647

Long-term restricted cash	1,890	1,876
Goodwill	18,251	14,315
Intangible assets, net	6,267	2,152
Furniture and equipment, net	3,586	1,574
Other long-term assets	252	214

Total assets	$56,171	$49,778

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of deferred revenue	$41,539	$31,957
Accounts payable	7,605	4,994
Accrued payroll	2,635	2,178
Accrued tax liabilities	5,540	5,103
Other current liabilities	5,183	4,273

Total liabilities, current	62,502	48,505

Long-term liabilities:
Other long-term accrued liabilities	63	84
Long-term portion of deferred revenue	10,070	8,421

Total liabilities	72,635	57,010

Stockholders’ deficit:
Common stock $0.01 par value (44,974 and 44,966 shares issued and outstanding, respectively)	449	449
Additional paid-in capital	129,789	129,097
Accumulated other comprehensive loss	(104)	(32)
Deferred stock compensation	(1,547)	(998)
Accumulated deficit	(145,051)	(135,748)

Total stockholders’ deficit	(16,464)	(7,232)

Total liabilities and stockholders’ deficit	$56,171	$49,778

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2004
		As Restated

Revenue	$30,624	$23,219

Costs and expenses
Cost of revenue	25,095	13,310
Selling expenses	8,595	5,397
General and administrative expense	6,353	4,481
Special charges	—	227

Total costs and expenses	40,043	23,415

Net loss from operations	(9,419)	(196)

Other income (expense)
Loss on sale of assets	—	(18)
Interest income and other, net	121	43

Total other expense	121	25
Loss before income tax expense	(9,298)	(171)
Income tax expense	5	3

Net loss	$(9,303)	$(174)

Net loss per common share – basic and diluted	$(0.21)	$0.00
Weighted average common shares outstanding – basic and diluted	44,971	44,578

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
		As Restated
Cash flows from operating activities:
Net loss	$(9,303)	$(174)
Reconciling adjustments:
Depreciation and amortization	532	158
Stock compensation expense	138	37
Provisions for sales return reserve	484	406
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable	(1,606)	(292)
Restricted cash	3	—
Other current assets	(660)	(461)
Accounts payable	2,501	1,967
Deferred revenue	11,035	3,051
Accrued payroll	379	648
Current liabilities	(360)	(546)
Accrued tax liabilities	437	219

Net cash provided by operating activities	3,580	5,013

Cash flows from investing activities:
Proceeds from the maturity of marketable securities	1,465	715
Purchases of furniture, fixtures and equipment	(2,026)	(227)
Cash paid in business acquisitions, net of cash received	(7,884)	156

Net cash (used in) provided by investing activities	(8,445)	644

Cash flows from financing activities:
Payments on notes payable	—	(254)
Changes in long-term restricted cash	(14)	(1,500)
Exercise of stock options	6	124

Net cash used in financing activities	(8)	(1,630)

(Decrease) increase in cash and cash equivalents	(4,873)	4,027
Cash and cash equivalents:
Beginning of period	10,736	4,458
End of period	$5,863	$8,485

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Basis of Presentation

The condensed consolidated financial statements include the accounts of INVESTools Inc. (the “Company” or “INVESTools”) and its majority-owned subsidiaries for which the Company exercises control.  All intercompany transactions have been eliminated.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K/A.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”) and do not include all information and footnotes required by accounting principles generally accepted in the United States.  However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods.  The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Amounts in the March 31, 2004 condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

Restatement

In the Company’s 2004 Annual Report, the Company restated its Consolidated Financial Statements as of and for the years ended December 31, 2002 and December 31, 2003, and for the first three quarters of 2004. The accompanying Condensed Consolidated Financial Statements present restated results as of and for the three months ended March 31, 2004. Further explanations of the restated Financial Statements can be found in the audited consolidated financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K/A.

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

The Company sells its products in various bundles that contain multiple deliverables that include one-on-one coaching sessions, website subscriptions, and educational workshops along with other products and services.  In accordance with EITF 00-21, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performance of any undelivered item is probable and substantially in our control.  The fair value of each separate element is generally determined by prices charged when each product is sold separately.  In certain arrangements, we offer these products bundled together at a discount.  The discount is allocated pro rata to each element of revenue based on the relative fair value of each element when fair value support exists for each element in the arrangement.  If fair value of all undelivered elements in an arrangement exists but the fair value does not exist for a delivered element, then revenue is recognized using the residual method.  Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee (after allocation of 100 percent of any discount to the delivered item) is recognized as revenue.  We provide some very limited rights of return in connection with our arrangements.  The Company estimates its returns based on historical experience and maintain an allowance for estimated returns, which as been reflected as an accrued liability.  Each transaction is separated into its specific element and revenue from each element is recognized according to the following policies:

Product	Recognition policy
Workshop	Deferred and recognized as the workshop is provided
Home study	Recognized upon shipping to customer
One-on-one coaching sessions	Deferred and recognized as sessions are performed
Website subscription and renewals	Deferred and recognized on a straight-line basis over the subscription period

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

Marketable Securities

The Company invests excess cash in marketable securities, primarily government backed securities with maturities ranging from one month to three years. At March 31, 2005, the cost of these securities was $12.4 million.  The Company has classified these marketable securities as available for sale under SFAS No. 115 Accounting for Certain Investments for Debt and Equity Securities.  Accordingly, the securities are recorded at fair value and any unrealized gains or losses are included in accumulated other comprehensive income within stockholders’ deficit.  Gains are recognized when realized and are recorded in the Company’s Condensed Consolidated Statement of Operations in Other expense.  Losses are recognized as realized or when management has determined an other-than-temporary decline in fair value has occurred. As of March 31, 2005, the Company had recorded $0.1 million in unrealized losses on these securities.  The securities were purchased at a discount, which is being amortized into income over the maturity of the security.  During the first quarter of 2005, the Company recognized $0.1 million of interest income related to the marketable securities.  The market value of these securities, reflected in the balance sheet at March 31, 2005, was $12.3 million.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market value. The Company’s inventories include digital disks and educational manuals. At March 31, 2005, $1.9 million in net inventories are included as part of other current assets in the accompanying Condensed Consolidated Balance Sheets.

Acquisitions

In January 2005, the Company acquired Prophet Financial Systems (Prophet), a California corporation located in Palo Alto, for $7.9 million in cash.  Prophet creates Web-based products that enable active investors to use technical analysis to trade more profitably.  The Company acquired Prophet to add more functionality to its Investor Toolbox website as well as to attract and retain new and existing customers. At closing, the sellers received a cash payment of $7.9 million. In addition, the Company incurred $0.6 million of costs related to the acquisition for a total purchase price of $8.5 million. In connection with the transaction, Timothy Knight, Prophet’s Chief Executive Officer, President and founder entered into a two-year employment agreement with the Company as Vice President of Technology.

The following table summarizes the preliminary allocation of the purchase price for Prophet and the estimated amortization period for the acquired intangibles (the Company has not yet determined the final allocation of the purchase price and accordingly the amounts shown below may differ from the final allocation):

Current assets	$1,084
Furniture and equipment	201
Acquired intangibles:
Developed technology (5-years)	3,220
Trademarks and tradename (indefinite)	820
Non-competition agreements (3-years)	390
Goodwill	3,936
Assets acquired	9,651
Liabilities assumed	1,152
Net Assets Acquired	$8,499

The following unaudited pro forma results of operations for the quarters ended March 31, 2005 and 2004, assumes the purchase of Prophet occurred on January 1, 2004, after giving effect of certain adjustments, including but not limited to, amortization of intangible assets, tax adjustments, and assumes the purchase price has been allocated to the assets purchased and the liabilities assumed based on their values at the date of purchase.  The foregoing unaudited pro forma results of operations are presented for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the dates indicated.  Furthermore, such unaudited pro forma results of operations are not necessarily indicative of future operating results of the combined companies, due to changes in operating activities following the purchase, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.  Pro forma net loss includes amortization of the intangible assets.

	Three Months Ended March 31,
(in thousands except per share data)	2005	2004
Revenue	$30,998	$24,029
Net loss	(9,170)	(404)
Basic and diluted loss per share	$(0.20)	$(0.01)

Goodwill & Acquired Intangibles

The changes in the carrying amount of goodwill for the three months ended March 31, 2005 were as follows:

(in thousands)
Balance as of December 31, 2004	$14,315
Addition due to acquisition of Prophet	3,936
Balance as of March 31, 2005	$18,251

Amortizable Acquired Intangibles

Amortizable acquired intangibles with finite lives as of March 31, 2005 and December 31, 2004 were as follows:

	As of March 31, 2005			As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Finite Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Finite Life

Existing technology and other	$5,380	$(625)	7.9 years	$2,160	$(394)	13.2 years
Non competition	890	(198)	2.2 years	500	(114)	1.5 years
Total acquired intangibles	$6,270	$(823)	7.1 years	$2,660	$(508)	11.1 years

For the three months ended March 31, 2005, amortization expense was $316 as compared to $37 for the same period in 2004.

Estimated future amortization expense is as follows:

2005 Remaining	$935
2006	1,079
2007	874
2008	753
2009	744
Thereafter	1,062
Total estimated amortization expense	$5,447

Non-Amortizable Acquired Intangibles

As a result of the Prophet acquisition in January 2005, trademarks and tradenames which are not amortized and have indefinite lives as of March 31, 2005 were $820.

Stock-Based Compensation

Through December 31, 2002, the Company accounted for stock-based compensation issued to directors, officers, and employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25 Accounting for Stock Issued to Employees, and related interpretations.  Under APB No. 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair market value of the Company’s common stock.  The compensation, if any, is amortized to expense over the vesting period.  However, on January 1, 2003, the Company adopted the fair value expense recognition method available under SFAS No. 148.  SFAS No. 148 permits recognition on prospective basis whereby any new options granted after January 1, 2003 will be accounted for using the fair value of the option at the date of the grant.  The Company has chosen to make this estimate using the Black-Scholes option pricing model.  The value of the option is amortized ratably into expense over the appropriate vesting period.

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

	Three Months Ended March 31,
	2005	2004
		As Restated
Net loss as reported	$(9,303)	$(174)
Deduct: pro forma stock based compensation, net of taxes	(39)	(39)

Pro forma net loss	$(9,342)	$(213)

Basic and diluted net loss per share – as reported	$(0.21)	$0.00

Basic and diluted net loss per share – pro forma	$(0.21)	$(0.01)

The fair value of options granted were estimated using the Black-Scholes option pricing model with the following assumptions:

	Three Months Ended March 31,
	2005	2004

Risk Free Factors	3.95%	4.00% to 4.04%
Volatility factors	62.29% to 62.75%	116% to 118%
Expected lives	7 years	7 years
Assumed dividend yield	—	—
Weighted average fair value of options granted	$2.42	$2.13

Comprehensive Loss

Supplemental information on comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
		As Restated

Net loss	$(9,303)	$(174)
Unrealized gain/(loss) on marketable securities	(72)	37

Net comprehensive loss	$(9,375)	$(137)

Contingencies

From time to time the Company is involved in certain legal actions arising in the ordinary course of business.  It is the opinion of management that such litigation will be resolved without a material adverse effect on the Company’s financial position or results of operations.

On July 9, 2004, the Australian Securities and Investment Commission (ASIC) filed a lawsuit against Online Investors Advantage, a wholly-owned subsidiary of the Company (OIA) and Phillip Town, a workshop presenter on behalf of OIA.  The lawsuit, filed in the Supreme Court of Queensland, alleges that (i) OIA failed to provide a financial services guide or other information to attendees at seminars held in Brisbane and Melbourne in July 2004, as otherwise required under the Australian Corporations Act; (ii) failed to provide to the attendees of the Brisbane seminar a warning regarding the provision of general financial advice that was required to be given under the Corporations Act; (iii) engaged in misleading or deceptive conduct at the Brisbane and Melbourne seminars, regarding certain oral representations made by the presenter at the seminars (on behalf of OIA) and regarding certain written representations appearing in the registration form for workshops conducted on behalf of OIA; and (iv) carried on a financial services business, as defined in the Corporations Act, without the required Australian license.  ASIC sought a temporary injunction prohibiting OIA from holding any workshops while the lawsuit is pending.  The court did not grant the injunction but did order OIA to place $0.4 million into escrow for all revenues received from its workshops while the lawsuit is pending.  These amounts are included in current portion of restricted cash in the accompanying Condensed Consolidated Balance Sheets.  ASIC sought to stop OIA from delivering the workshop and to refund to participants the fees paid for the workshop.  In addition, if the court finds in favor of ASIC, the Company could be assessed penalties.  A trial of the proceedings was heard on September 6-8, 2004, in the Supreme Court of Queensland.  At trial, ASIC abandoned two of its allegations that OIA had engaged in misleading and deceptive conduct.  At the conclusion of the trial the court reserved its decision.  The Company anticipates the court’s judgment at any time.  The Company believes that it has good defenses to the alleged claims and intends to continue to vigorously defend against this lawsuit.  At this time it is not possible to determine the amount of penalties, if any, that may be assessed.  Furthermore, the Company believes that it is not probable that it will have to pay any significant amounts as a result of this proceeding.

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

In December 2004, a vendor of the Company sued for collection of a disputed accounts receivable.  The vendor and the Company are in discussions regarding a resolution of the claim.  The Company believes that this will be resolved without material adverse effect on the Company.

The Company establishes contingent liabilities when a particular contingency is probable and estimable. For contingencies noted above the Company has accrued amounts considered probable and estimable. For contingencies noted above the Company has accrued amounts considered probable and estimable. The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company’s financial position or results of operation.

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net loss per share is computed using the weighted-average number of common shares and common stock equivalents outstanding during the period.  All common stock equivalent shares of 2.4 million and 2.2 million at March 31, 2005 and 2004, respectively, are excluded from the computation because their effect is anti-dilutive.

Recently Adopted Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment.  SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  It also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees.  The provisions of this statement are effective for the Company’s interim and annual periods beginning January 1, 2006.  Accordingly, the Company is still assessing the impact, if any, SFAS No. 123R will have on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.  The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The amendment also eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 will not have a material impact on the Company’s financial condition, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which would be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  The adoption of SFAS No. 151 will not have a material impact on the Company’s financial condition, results of operations or cash flows.

Subsequent Events

On May 2, 2005, the Company entered into a Transition Agreement with CNBC, Inc (“CNBC”) one of the Company’s co-branding partners, effective May 9, 2005. Under the terms of the Transition Agreement, all CNBC students will be offered the opportunity to transition to the INVESTools brand of investor education products and services. The CNBC Investor Education co-branded relationship between CNBC and INVESTools will be discontinued. In addition, the Company paid CNBC approximately $0.8 million representing the commission owed by the Company to CNBC for the quarterly period ended September 30, 2004. The Company will have no liabilities for commissions after September 30, 2004.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Our mission is to educate and empower individual investors to make their own financial decisions to achieve their unfulfilled financial goals anytime, anywhere by using the INVESTools Method TM live, by correspondence or online establishing the INVESTools Method TM as the most widely recognized, adopted and endorsed approach to investor education. We offer a full range of investor education products and services that provide a lifelong learning and support to self-directed investors to help them improve their investment performance. We have more than 167,000 graduates and 61,000 subscribers to our Investor Toolbox websites and 4,400 subscribers to Prophet.net. Our products and services are built around the INVESTools Method TM, a unique integration of a disciplined investing process, web-based tools, personalized instruction and support.  Our investor education products and services are offered in a variety of learning formats with courses ranging from beginning to advanced, thus addressing the needs of all investor levels.

Restatement

In our 2004 Annual Report, we restated our Consolidated Financial Statements as of and for the years ended December 31, 2002 and December 31, 2003, and for the first three quarters of 2004. The accompanying Condensed Consolidated Financial Statements present restated results as of and for the three months ended March 31, 2004. Further explanations of the restated Financial Statements can be found in the audited consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K/A.

Concentration Risk

The Company currently accesses approximately 82% of our revenue through our co-branding (Business Week) and co-marketing partners (Success Magazine and Money in Training) relationships. The loss of one of these partners could have a material adverse effect on our financial performance in the short-term. On May 2, 2005, we entered into a Transition Agreement with CNBC, Inc (“CNBC”) one our co-branding partners, pursuant to which we terminated our relationship with CNBC effective May 9, 2005. Under the terms of the Transition Agreement, all CNBC students will be offered the opportunity to transition to the INVESTools brand of investor education products and services. The CNBC Investor Education co-branded relationship between CNBC and INVESTools will be discontinued. In addition, we paid CNBC approximately $0.8 million representing the commission owed by us to CNBC for the quarterly period ended September 30, 2004.

Acquisition of Prophet Financial Systems

In January 2005, we acquired Prophet Financial Systems (Prophet), a California corporation located in Palo Alto, for $7.9 million in cash. Prophet creates Web-based products that enable active investors to use technical analysis to trade more profitably. We acquired Prophet to add more functionality to our Investor Toolbox website as well as to attract and retain new and existing customers. At closing, the sellers received a cash payment of $7.9 million. In addition, we incurred $0.6 million of costs related to the acquisition for a total purchase price of $8.5 million. In connection with the transaction, Timothy Knight, Prophet’s Chief Executive Officer, President and founder entered into a two-year employment agreement to become our Vice President of Technology.

Revenue

	For the three months ended March 31,		% of Revenue		2005 vs. 2004
	2005	2004	2005	2004	Change	%
		As Restated
	(in thousands)
Workshops	$4,323	$7,458	14%	32%	$(3,135)	(42)%
One-on-one coaching	17,186	7,165	56%	31%	10,021	140%
Home study	13,698	6,166	45%	27%	7,532	122%
Website subscription renewals	4,907	4,454	16%	19%	453	10%
Other revenue	1,777	695	6%	3%	1,082	156%
Total sales transaction volume	41,891	25,938	137%	112%	15,953	62%

Change in deferred revenue	(11,267)	(2,719)	(37)%	(12)%	8,548	314%

Total Revenue	$30,624	$23,219	100%	100%	$7,405	32%

In the table above, total sales transaction volume (“TSTV”), which is a non-GAAP measure, represents sales generated in each period before the impact of recognition of deferred revenue from prior periods and the deferral of current period sales.  We believe that TSTV before changes in deferred revenue is an important measure of business volume.

Sales of one-on-one coaching, home study and website subscription renewals all increased for the quarter ended March 31, 2005 as compared to the quarter ended March 31, 2004.  The primary factor contributing to the increase is the fact that we offer these products during workshops.  Workshops generated from our co-marketing partners have significantly increased during the three months ended March 31, 2005 when compared to the same period in 2004. These sales typically include various combinations of advanced programs, advanced workshops, additional one-on-one coaching sessions and additional website subscription renewals.  For the quarter ended March 31, 2005, sales at workshops accounted for 91% of the increase in one-on-one coaching sessions, or $9.1 million, 74% of the increase in home study sales, or $5.6 million, and 139% of the increase in website renewals, or $0.6 million, when compared to the same period in 2004.  Some of this volume was sold as part of the Master Investor Program introduced in February 2004 and the Program of High Distinction introduced in July 2004.  The Master Investor Program combines basic and advanced home study products, additional one-on-one coaching sessions, 12-month website subscription renewal, and a one-year workshop certificate.  The Program of High Distinction provides for two advanced workshops, advanced home study products, additional one-on-one coaching sessions, 24-month website subscription renewal, 24-month hotline service subscription and a two-year workshop certificate. The decrease in workshop revenues resulting from a revised agreement with our co-marketing partner and no events from another co-branding partner was partially offset by an increase in workshop revenues resulting from our launch of our Direct Response Television (DRTV) advertising campaign to promote the INVSETools brand product.

Change in deferred revenue increased $8.5 million for the quarter ended March 31, 2005, when compared to the same period in 2004.  The increase was a result of increased sales of one-on-one coaching sessions, advanced workshops and website subscription renewals during the quarter ended March 31, 2005. Revenue from the one-on-one coaching sessions, advanced workshops and website subscription renewals is deferred and recognized as services to the student are delivered.  The increase was a result of the introduction of the Master Investor Program and Program of High Distinction in 2004 which have course lives of 12-months and 24-months, respectively. These programs have caused us to defer revenue over longer contractual periods when compared to the majority of products that were sold during the three months ended March 31, 2004 that only had six-month contractual lives.  As we execute our lifetime value of the student strategy, more of the sales will be in advanced products where more revenue is deferred over longer contractual periods.

Cost of Revenue

	For the three months ended March 31,		% of Revenue		2005 vs. 2004
	2005	2004	2005	2004	Change	%
		As Restated
	(in thousands)
Partner commissions	$11,724	$6,953	38%	30%	$4,771	69%
Payroll cost	5,218	2,794	17%	12%	2,424	87%
Other	8,153	3,563	27%	15%	4,590	129%

Total cost of revenue	$25,095	$13,310	82%	57%	$11,785	89%

While we defer a significant portion of our revenues associated with one-on-one coaching and renewal products to future periods,  we recognize costs as they are incurred.  These costs consist of solicitation costs, which include commissions, partner commissions, credit card fees and materials.  Since these costs relate to actual sales as they are incurred and not as the revenue is recognized, the analysis in the table below provides a better tool for analyzing these costs because the ratios are calculated as a percentage of TSTV generated in each period. Refer to the Revenue section above for a complete description of TSTV.  The calculation of cost of revenue as a percent of TSTV in the table below is a non-GAAP measure, which management believes provides useful information as it more closely matches the cost of generating sales with the sales actually made in a period, whether those sales were recognized as revenue currently or deferred until future periods.  Approximately 40 percent of deferred revenue amounts relate to website subscriptions, for which the remaining fulfillment cost represents an allocation of website costs, which are substantially fixed in nature at current subscriber levels.  Another 40 percent of the deferred revenue amount relates to one-on-one coaching sessions, for which the remaining fulfillment cost represents labor cost of less than 15-20% of related coaching revenue. The balance of deferred revenue corresponds to additional workshops and workshop certificates for our advanced product sales, for which the remaining fulfillment cost represents the incremental costs of the workshop attendees.

Cost of Revenue as a Percent of Total Sales Transaction Volume

	For the Three Months Ended March 31,
	2005	2004
Partner commissions	28%	27%
Payroll Costs	13%	11%
Other	19%	13%
Total Cost of Revenue	60%	51%

Partner commissions consist of amounts that are paid to co-branding and co-marketing partnerships based on sales achieved through these channels.  The primary reason for the increase in the amount of partner commissions as a percentage of TSTV is due to an increase in the partner commissions paid to one of our co-marketing partners effective January 1, 2005 and revised agreement with one of our co-marketing partners in August 2004, whereby partner commissions were increased on initial workshop sales where initial customer acquisition takes place, while reducing partner commissions related to sales generated during customer fulfillment and retention.  Additionally, given the large number of graduates from our co-marketing events during the period, there was a higher concentration of revenue from this channel than the same period in the prior year.

Payroll costs are commissions based on a percentage of revenues that are paid to employees based on the amount of sales achieved at each event.  The primary reason for the increase in payroll costs as a percentage of revenues was due to increased staffing at workshops to manage the higher volume of students we instructed at those workshops.

Other costs consist of material costs (including shipping costs), credit card fees, travel expenditures and other costs directly related to revenues.  The primary reason for the increase in other costs as a percentage of TSTV was due to an increase in travel and venue costs and material costs associated with an increase in number of workshops generated from one of our co-marketing partners in 2005 when compared to the same period in 2004.  The incremental fulfillment costs associated with these workshops exceeded the incremental revenue generated from the workshops.  Additionally, amortization expense associated with acquired intangibles increased by $0.2 million resulting from the acquisitions of Prophet and SES Enhancement Systems, Inc.

Selling Expense

	For the Three Months Ended March 31,		% of Revenue		2005 vs. 2004
	2005	2004	2005	2004	Change	%
		As Restated
	(in thousands)
Marketing	$5,869	$3,200	19%	14%	$2,669	83%
Other	2,726	2,197	9%	9%	529	24%
Total Selling Expense	$8,595	$5,397	28%	23%	$3,198	59%

Marketing costs increased $2.7 million in the three months ended March 31, 2005, when compared to the same period in 2004, due to $1.1 million in production expenditures and television advertising space associated with the launch of our DRTV campaign in 2005, a $0.4 million increase in spending for marketing studies and research, a $1.7 million increase in direct mail advertising for previews partially offset by a $0.5 decrease in email, radio and newspaper advertising for previews.  Marketing costs increased as a percentage of revenue primarily as a result of the costs associated with DRTV and increased spending for marketing research.

General and Administrative Expense

	For the Three Months Ended March 31,			% of Revenue		2005 vs. 2004
	2005	2004		2005	2004	Change	%
		As Restated
	(in thousands)
Payroll	$3,330	$2,749	(a)	11%	12%	$581	21%
Other	3,023	1,959		10%	8%	1,064	54%
Total G&A Expense	$6,353	$4,708		21%	20%	$1,645	35%

(a) The 2004 balance includes $227 of special charges

Payroll costs increased by $0.6 million in the three months ended March 31, 2005, when compared to the same period in 2004, due to increased management and staff to meet higher than expected student acquisition volumes.  Other costs increased $1.1 million in the three months ended March 31, 2005, when compared to the same period in 2004, primarily as a result of increased professional fees of $0.7 million related to our restatement and compliance with Sarbanes-Oxley Act section 404.  The acquisition of Prophet resulted in an increase of $0.2 million during the first quarter of 2005. Additionally, depreciation expense increased $0.2 million during the first quarter of 2005 as a result of increased capital expenditures associated with our growing technology needs.

Liquidity

Cash Flows

At March 31, 2005, our principal sources of liquidity consisted of $20.5 million of cash and cash equivalents and marketable securities as compared to $17.6 million at March 31, 2004, as well as cash generated from operations.

Net cash provided by operating activities was $3.6 million at March 31, 2005 compared to $5.0 million at March 31, 2004.  The primary reason for the decrease in operating cash flows was an increase in net loss of $8.1 million, excluding $1.1 million of non-cash charges and an increase in accounts receivable of $1.6 million offset by an increase of $2.5 million in accounts payable and $11.0 million in deferred revenue resulting from the growth in sales of one-on-one coaching, advanced workshops and website renewal products discussed above.

At March 31, 2005, net working capital decreased by $8.1 million to $5.0 million, compared to $13.1 million at December 31, 2004, excluding short-term deferred revenue, which is substantially a non-cash liability.  The primary reason for the decrease in net working capital was the acquisition of Prophet in January 2005. Short-term deferred revenue increased $9.5 million to $41.5 million at March 31, 2005, compared to $32.0 million at December 31, 2004.  The primary reason for the decrease in net working capital was due to decreases in cash and cash equivalents and marketable securities offset by increases in accounts payable, accrued payroll and other accrued liabilities.  At March 31, 2005, the long-term portion of deferred revenue increased $1.7 million, to $10.1 million compared to $8.4 million at December 31, 2004, due to increased sales of our advanced products that contain various advanced workshops and one-on-one coaching sessions resulting in a significant increase in deferred revenue that will be recognized over 12 to 24 month contractual periods.

We invest our excess cash balances in government agency securities that are earning approximately a 2.5% average rate of interest and have laddered maturities through 2007.  At March 31, 2005, we had $12.3 million invested in marketable securities compared to $13.8 million at December 31, 2004.  During 2005, several investments matured providing proceeds from the maturity of investments of $1.5 million as compared to $0.7 million from the maturity of investments in the same period of 2004.  During 2005, we have not purchased any additional marketable securities. The proceeds were utilized to fund our growing capital expenditures.

In June 2004, we authorized a stock repurchase program under which we can repurchase up to 3.5 million shares of our common stock over a two year period.  During 2005 we have not repurchased any shares of our common stock.  At March 31, 2005, the remaining repurchase authorization under this program totaled 2.4 million shares.

We expect to continue to use our liquid assets to invest in our infrastructure to support our growth.  In 2005, we invested $2.0 million in equipment and software and $7.8 million in connection with the acquisition of Prophet, net of cash acquired.  The acquisition will require additional cash payments of $0.4 million in 2006, assuming certain revenue performance targets are achieved in 2005.

We expect that our current cash and cash equivalents and marketable securities balances and cash flows from operations will be sufficient to meet our working capital and other capital requirements for the foreseeable future.

Contractual Obligations and Commercial Commitments

We have various financial obligations and commitments in the ordinary course of conducting our business.  We have contractual obligations requiring future cash payments under existing contractual arrangements, such as management, consulting and non-competition agreements.

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of March 31, 2005.

	Payments Due By Period
		Remaining
(in thousands)	Total	2005	1 - 3 Years	Thereafter

Operating leases (1)	$4,454	$697	$2,623	$1,134
Data and communications purchase agreements (2)	1,431	609	622	200
Management employment agreements (3)	1,756	900	856	—
Total contractual obligations	$7,641	$2,206	$4,101	$1,334

(1) Our operating leases include office space and operating facilities. The terms of the agreements vary from 2005 until 2010.

(2) We have supply contracts with various vendors of financial data and communications services providing for minimum monthly commitments. These contracts have terms from 2005 to 2010.

(3) We have entered into an agreements with a certain senior executives which require us to make cash payments over the contractual periods.

In January 2005, we entered into a two-year employment agreement with our Chief Financial Officer.  Under the terms of this agreement we are obligated to pay her $290,000 in 2005.

In conjunction with the acquisition of Prophet in January 2005, we entered into a two-year employment agreement with our Vice President of Technology.  Under the terms of this agreement we are obligated to pay him $180,000 in each of 2005 and 2006.

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

Income Taxes

The provision for income taxes is calculated using the asset and liability method.  Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  We provide valuation allowances against the deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on all available information, we do not believe it is more likely than not that our deferred tax assets will be utilized.  In determining the adequacy of the valuation allowance, which totaled $15.0 million as of March 31, 2005, we assess our profitability by taking into account the present and anticipated amounts of domestic and international earnings, as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences.  For financial reporting purposes, we generally provide taxes at the rate applicable for the appropriate tax jurisdiction.

Valuation of Long-Lived Assets, Including Goodwill

We review annually, or more often if events or circumstances indicate a potential impairment exists, goodwill for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  We completed our annual impairment review during the fourth quarter of 2004.  We did not identify any impairment to our goodwill as a result of this review.  We review long-lived assets, including certain identifiable intangibles, for impairment whenever events or changes in circumstances indicate that we will not be able to recover the asset’s carrying amount in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

For long-lived assets held and used, including acquired intangibles, we initiate our review whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable.  Recoverability of an asset is measured by comparing its carrying amount to the expected undiscounted cash flows expected to result from the use and eventual disposition of that asset.  Any impairment to be recognized is measured as the amount by which the carrying amount of the asset exceeds its fair market value.  Significant management judgment is required in:

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

We sell our products in various bundles that contain multiple deliverables that include one-on-one coaching sessions, website subscriptions, and educational workshops along with other products and services.  In accordance EITF 00-21, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performance of any undelivered item is probable and substantially in our control.  The fair value of each separate element is generally determined by prices charged when each product is sold separately.  In certain arrangements, we offer these products bundled together at a discount.  The discount is allocated pro rata to each element of revenue based on the relative fair value of each element when fair value support exists for each element in the arrangement.  If fair value of all undelivered elements in an arrangement exists but the fair value does not exist for a delivered element, then revenue is recognized using the residual method.  Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee (after allocation of 100 percent of any discount to the delivered item) is recognized as revenue.  We provide some very limited rights of return in connection with our arrangements.  We estimate our returns based on historical experience and maintain an allowance for estimated returns, which as been reflected as an accrued liability.  Each transaction is separated into its specific element and revenue from each element is recognized according to the following policies:

Product	Recognition policy
Workshop	Deferred and recognized as the workshop is provided
Home study	Recognized upon shipping to customer
One-on-one coaching sessions	Deferred and recognized as sessions are performed
Website subscription and renewals	Deferred and recognized on a straight-line basis over the subscription period

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

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment.  SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  It also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees.  The provisions of this statement are effective for our interim and annual periods beginning January 1, 2006.  Accordingly, we are is still assessing the impact, if any, SFAS No. 123R will have on our financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.  The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The amendment also eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 will not have a material impact on our financial condition, results of operations or cash flows..

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which would be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  The adoption of SFAS No. 151 will not have a material impact on our financial condition, results of operations or cash flows.

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

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report.  Based on this evaluation, such officers have concluded that these controls and procedures are not effective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.  This conclusion was based on the existence of the material weaknesses in our internal controls over financial reporting previously disclosed and discussed below.

Other than and our steps to remediate these material weaknesses, each as described below, no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The following changes to our internal controls over financial reporting were initiated during the period ended March 31, 2005:

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

6.               Additionally, we have created a new position, Director of External Financial Reporting and Compliance, who will be responsible for reviewing and coordinating the implementation of all accounting pronouncements, policies and procedures implemented in response to the material weaknesses identified above and that may be promulgated in the future.

Other than as described above, there has been no change in our internal control over financial reporting during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In addition, other than as described above, since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect out internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time the Company is involved in certain legal actions arising in the ordinary course of business.  It is the opinion of management that such litigation will be resolved without a material adverse effect on the Company’s financial position or results of operations.

On July 9, 2004, the Australian Securities and Investment Commission (ASIC) filed a lawsuit against Online Investors Advantage, a wholly-owned subsidiary of the Company (OIA) and Phillip Town, a workshop presenter on behalf of OIA (Town).  The lawsuit, filed in the Supreme Court of Queensland, alleges that (i) OIA failed to provide a financial services guide or other information to attendees at seminars held in Brisbane and Melbourne in July 2004, as otherwise required under the Australian Corporations Act; (ii) failed to provide to the attendees of the Brisbane seminar a warning regarding the provision of general financial advice that was required to be given under the Corporations Act; (iii) engaged in misleading or deceptive conduct at the Brisbane and Melbourne seminars, regarding certain oral representations made by the presenter at the seminars (on behalf of OIA) and regarding certain written representations appearing in the registration form for workshops conducted on behalf of Online; and (iv) carried on a financial services business, as defined in the Corporations Act, without the required Australian license.  ASIC sought a temporary injunction prohibiting OIA from holding any workshops while the lawsuit is pending.  The court did not grant the injunction but did order OIA to place $0.4 million into escrow for all revenues received from its workshops while the lawsuit is pending.  These amounts are included in current portion of restricted cash in the accompanying Consolidated Balance Sheets.  ASIC sought to stop OIA from delivering the workshop and to refund to participants the fees paid for the workshop.  In addition, if the court finds in favor of ASIC, the Company could be assessed penalties.  A trial of the proceedings was heard on September 6-8, 2004, in the Supreme Court of Queensland.  At trial, ASIC abandoned two of its allegations that OIA had engaged in misleading and deceptive conduct.  At the conclusion of the trial the court reserved its decision.  The Company anticipates the court’s judgment at any time.  The Company believes that it has good defenses to the alleged claims and intends to continue to vigorously defend against this lawsuit.  At this time it is not possible to determine the amount of penalties, if any,  that may be assessed.  Furthermore, the Company believes that it is not probable that it will have to pay any significant amounts as a result of this proceeding.

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

Item 2.	Changes in Securities

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTools Inc.

/s/ IDA K. KANE
Ida K. Kane
Chief Financial Officer
A duly authorized officer of the Registrant

Date:  May 10, 2005