Form 10-Q
period 2005-06-30
INVESTOOLS INC
filed 2005-08-09
CIK 1145124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED June 30, 2005

Commission File Number:    0-31226

INVESTOOLS INC.

(Exact name of Registrant as specified in its charter)

Delaware	76-0685039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13947 South Minuteman Drive Draper, UT	84020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(801) 816-6913

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

$.01 par value per share Common Stock: 45,035,190 as of Aug 2, 2005

INVESTOOLS INC. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended June 30, 2005

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

INVESTOOLS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,533	$10,736
Marketable securities	9,653	13,840
Accounts receivable, net allowance ($59, $7)	3,384	2,194
Current portion of restricted cash	381	384
Other current assets	3,246	2,493
Total current assets	21,197	29,647
Long-term restricted cash	4,902	1,876
Goodwill	18,085	14,315
Intangible assets, net accumulated amortization ($1,197, $508)	5,893	2,152
Furniture and equipment, net accumulated depreciation ($1,552, $1,073)	6,007	1,574
Other long-term assets	250	214
Total assets	$56,334	$49,778
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of deferred revenue	$53,374	$31,957
Accounts payable	3,163	4,994
Accrued payroll	2,660	2,178
Accrued tax liabilities	5,791	5,103
Other current liabilities	3,396	4,273
Current portion of capital lease	115	—
Total liabilities, current	68,499	48,505
Long-term liabilities:
Other long-term accrued liabilities	42	84
Long term portion of capital lease	551	—
Long-term portion of deferred revenue	9,726	8,421
Total liabilities	78,818	57,010
Stockholders’ deficit:
Common stock $0.01 par value (45,023 and 44,966 shares issued and outstanding, respectively)	450	449
Additional paid-in capital	129,683	129,097
Accumulated other comprehensive loss	(62)	(32)
Deferred stock compensation	(1,244)	(998)
Accumulated deficit	(151,311)	(135,748)
Total stockholders’ deficit	(22,484)	(7,232)
Total liabilities and stockholders’ deficit	$56,334	$49,778

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		As Restated		As Restated

Revenue	$34,162	$25,140	$64,786	$48,359
Costs and expenses
Cost of revenue	25,211	16,108	50,591	29,657
Selling expense	9,329	6,065	17,945	11,499
General and administrative expenses	5,915	4,425	11,962	8,631
Special charges	40	165	40	391
Total costs and expenses	40,495	26,763	80,538	50,178
Loss from operations	(6,333)	(1,623)	(15,752)	(1,819)
Other income (expense)
Loss on sale of assets	(93)	(56)	(93)	(74)
Interest income and other, net	166	60	287	103
Other income	73	4	194	29
Loss before income taxes	(6,260)	(1,619)	(15,558)	(1,790)
Income taxes	—	—	5	3
Net loss	$(6,260)	$(1,619)	$(15,563)	$(1,793)

Net loss per common share – basic and diluted	$(0.14)	$(0.04)	$(0.35)	$(0.04)
Weighted average common shares outstanding – basic and diluted	45,008	45,329	44,990	44,954

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
		As Restated
Cash flows from operating activities:
Net loss	$(15,563)	$(1,793)
Reconciling adjustments:
Depreciation and amortization	1,169	374
Stock compensation expense	252	113
Provisions for sales return reserve	1,083	771
Provisions for bad debt	58	—
Loss on sale of assets	93	74
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable	(981)	(546)
Restricted cash	3	—
Other current assets	(494)	(1,167)
Accounts payable	(1,941)	788
Deferred revenue	22,621	8,111
Accrued payroll	404	(23)
Current liabilities	(2,810)	(787)
Accrued tax liabilities	688	513
Cash provided by operating activities	4,582	6,428
Cash flows from investing activities:
Proceeds from the maturity of marketable securities	—	(5,050)
Proceeds from the sale of securities	4,170	5,688
Proceeds from sale of equipment	40	—
Purchases of furniture, fixtures and equipment	(4,171)	(395)
Cash paid in business acquisitions, net of cash received	(7,879)	(62)
Cash (used in) provided by investing activities	(7,840)	181
Cash flows from financing activities:
Payments on notes payable	(9)	(254)
Changes in long-term restricted cash	(3,026)	(1,500)
Exercise of stock options	90	180
Cash used in financing activities	(2,945)	(1,574)
(Decrease) increase in cash and cash equivalents	(6,203)	5,035
Cash and cash equivalents:
Beginning of period	10,736	4,458
End of period	$4,533	$9,493
Supplemental non-cash disclosures
Capital lease obligations	$675	$—

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”) and do not include all the information and footnotes required by accounting principles generally accepted in the United States.  However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods.  The results of operations for the six-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Amounts in the June 30, 2004 condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

Restatement

In the Company’s 2004 Annual Report, the Company restated its Consolidated Financial Statements as of and for the  years ended December 31, 2002 and December 31, 2003, and for the first three quarters of 2004.  The accompanying Condensed Consolidated Financial Statements present restated results as of and for the three and six months ended June 30, 2004.  Further explanations of the restated Financial Statements can be found in the audited consolidated financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K/A.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), and Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  Revenue is not recognized until it is realized or realizable and earned.  The criteria to meet this guideline are: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

The Company sells its products in various bundles that contain multiple deliverables including one-on-one coaching sessions, website subscriptions, and educational workshops along with other educational products and services.  In accordance with EITF 00-21, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performance of any undelivered item is probable and substantially in our control.  The fair value of each separate element is generally determined by prices charged when each product is sold separately.  In certain arrangements, we offer these products bundled together at a discount.  The discount is allocated pro rata to each element of revenue based on the relative fair value of each element when fair value support exists for each element in the arrangement.  If fair value of all undelivered elements in an arrangement exists but the fair value does not exist for a delivered element, then revenue is recognized using the residual method.  Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee (after allocation of 100 percent of any discount to the delivered item) is recognized as revenue.  We provide some very limited rights of return in connection with our arrangements.  The Company estimates its returns based on historical experience and maintains an allowance for estimated returns, which has been reflected as an accrued liability.  Each transaction is separated into its specific element and revenue from each element is recognized according to the following policies:

Product	Recognition policy
Workshop or workshop certificate	Deferred and recognized as the workshop is provided
Home study	Recognized upon shipment of materials to customer
One-on-one coaching sessions	Deferred and recognized as sessions are performed
Website subscription and renewals	Deferred and recognized on a straight-line basis over the subscription period

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

Long-term restricted cash

During the three months ended June 30, 2005, the cash reserve securing one of the Company’s credit card merchant vendors was increased by $3.0 million as a result of increased sales transaction volumes being processed by this merchant vendor due to the Company’s continued growth.  At June 30, 2005, the Company had $4.9 million in long-term restricted cash securing merchant vendor relationships.

Capitalized software development costs

For internal use software the Company complies with AICPA Statement of Position (“SOP”) No. 98-1 Accounting For Cost of Computer Software Developed or Obtained for Internal Use and Emergency Issues Task Force (“EITF”) Issue 00-2 Accounting for Website Development Costs. In accordance with SOP 98-1, software development costs incurred as part of an approved project plan that result in additional functionality to internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software. During the three months ended June 30, 2005, the Company capitalized $1.2 million related to internal use software.

Marketable Securities

The Company invests excess cash in marketable securities, primarily government backed securities with maturities ranging from one month to three years.  At June 30, 2005, the cost of these securities was $9.7 million.  The Company has classified these marketable securities as available for sale under Statement of Financial Accounting Standards (“SFAS”) No. 115 Accounting for Certain Investments for Debt and Equity Securities.  Accordingly, the securities are recorded at fair value and any unrealized gains or losses are included in accumulated other comprehensive income within stockholders’ deficit.  Gains are recognized when realized and are recorded in the Company’s Condensed Consolidated Statement of Operations in other expense.  Losses are recognized as realized or when management has determined an other-than-temporary decline in fair value has occurred.  There were no realized gains or losses recognized in the three and six months ended June 30, 2005. The Company recognized $54,000 in realized losses related to the sale of marketable securities for the six months ended June 30, 2004. During the six month period ended June 30, 2005, the Company recorded $29,000 unrealized loss on these securities.  Certain of these securities were purchased at a discount or premium, which are being amortized into interest income over the maturity of the security.  The Company recognized interest income of $76,000 and $155,000 in the three and six months ended June 30, 2005, respectively.  The Company recognized interest income of $28,000 and $59,000 in the three and six months ended June 30, 2004. The market value of these marketable securities, reflected in the balance sheet at June 30, 2005, was $9.7 million. Gross unrealized holding losses were $62,000 at June 30, 2005 and $32,000 at December 31, 2004.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market value.  The Company’s inventories include digital disks and educational manuals.  At June 30, 2005, $1.3 million in inventories are included as part of other current assets in the accompanying Condensed Consolidated Balance Sheets.

Acquisitions

In January 2005, the Company acquired Prophet Financial Systems (“Prophet”), a California corporation located in Palo Alto, for $7.9 million in cash.  Prophet creates Web-based products that enable active investors to use technical analysis to trade more profitably.  The Company acquired Prophet to add more functionality to its Investor Toolbox website as well as to attract and retain new and existing customers.  At closing, the sellers received a cash payment of $7.9 million. In addition, the Company incurred $0.6 million of costs related to the acquisition. During the three months ended June 30, 2005, the Company recorded a receivable amount of $0.1 million from the shareholders of Prophet based on a net working capital adjustment provided for in the merger agreement for a total adjusted purchase price of $8.4 million. The $0.1 million working capital adjustment was recorded as a reduction in goodwill as this represented an adjustment to the purchase price.  In connection with the transaction, Timothy Knight, Prophet’s Chief Executive Officer, President and founder entered into a two-year employment agreement with the Company as Vice President of Technology.

The following table summarizes the preliminary allocation of the purchase price for Prophet and the estimated amortization period for the acquired intangibles and includes the receivable for the working capital adjustment discussed above (the Company has not yet determined the final allocation of the purchase price and accordingly the amounts shown below may differ from the final allocation) (in thousands):

Current assets	$1,092
Furniture and equipment	201
Acquired intangibles:
Developed technology (5-years)	3,220
Trademarks and tradename (indefinite)	820
Non-competition agreements (3-years)	390
Goodwill	3,770
Assets acquired	9,493
Liabilities assumed	1,100
Net Assets Acquired	$8,393

The following unaudited pro forma results of operations for the six months ended June 30, 2005 and three and six months ended June 30, 2004, assumes the purchase of Prophet occurred on January 1, 2004, after giving effect of certain adjustments, including but not limited to, amortization of intangible assets, tax adjustments, and assumes the purchase price has been allocated to the assets purchased and the liabilities assumed based on their values at the date of purchase.  The pro forma results of operations for the three months ended June 30, 2005 is not presented since Prophet is included in the full period. The foregoing unaudited pro forma results of operations are presented for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the dates indicated.  Furthermore, such unaudited pro forma results of operations are not necessarily indicative of future operating results of the combined companies, due to changes in operating activities following the purchase, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.  Pro forma net loss includes amortization of the intangible assets.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands except per share data)	2005	2004	2005	2004
Revenue	—	$25,939	$65,160	$49,968
Net loss	—	(1,871)	(15,430)	(2,275)
Basic and diluted loss per share	—	$(0.04)	$(0.34)	$(0.01)

Goodwill & Acquired Intangibles

The changes in the carrying amount of goodwill for the six months ended June 30, 2005 were as follows:

(in thousands)
Balance as of December 31, 2004	$14,315
Addition due to acquisition of Prophet	3,770
Balance as of June 30, 2005	$18,085

Amortizable Acquired Intangibles

Amortizable acquired intangibles with finite lives as of June 30, 2005 and December 31, 2004 were as follows (in thousands):

	As of June 30, 2005			As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Finite Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Finite Life

Existing technology and other	$5,380	$(902)	7.8 years	$2,160	$(394)	13.2 years
Non competition	890	(295)	2.3 years	500	(114)	1.5 years
Total acquired intangibles	$6,270	$(1,197)	7.3 years	$2,660	$(508)	11.1 years

For the three and six months ended June 30, 2005, amortization expense was $374,000 and $689,000 as compared to $70,000 and $107,000 for the same period in 2004.

Estimated future amortization expense is as follows (in thousands):

2005 Remaining	$587
2006	1,057
2007	874
2008	753
2009	744
Thereafter	1,061
Total estimated amortization expense	$5,076

Non-Amortizable Acquired Intangibles

As a result of the Prophet acquisition in January 2005, trademarks and tradenames which are not amortized and have indefinite lives as of June 30, 2005 were $820,000.

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

For options granted through December 31, 2002, which were accounted for under the provisions of APB No. 25, SFAS No.  123, Accounting for Stock-Based Compensation, requires pro forma information regarding net loss as if the Company had accounted for its stock options granted under the fair value method prescribed by SFAS No. 123.  For purposes of the pro forma disclosures, the estimated fair value of the stock options granted is amortized over the vesting periods of the respective stock options.  The following is the pro forma disclosure and the related impact on the net loss attributable to common stockholders and net loss per common share for the three and six months ended June 30, 2005 and 2004.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
		As Restated		As Restated
Net loss as reported	$(6,260)	$(1,619)	$(15,563)	$(1,793)
Deduct: Pro forma stock based compensation, net of taxes	(39)	(39)	(78)	(78)
Pro forma net loss	$(6,299)	$(1,658)	$(15,641)	$(1,871)
Basic and diluted net loss per share – as reported	$(0.14)	$(0.04)	$(0.35)	$(0.04)
Basic and diluted net loss per share – pro forma	$(0.14)	$(0.04)	$(0.35)	$(0.04)

The fair value of options granted were estimated using the Black-Scholes option pricing model with the following assumptions (no options were granted in the three months ended June 30, 2005 and 2004):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Risk-free factors	—	—	3.95%	4.00 to 4.04%
Volatility factors	—	—	62.29% to 62.75%	116% to 118%
Expected life	—	—	7 years	7 years
Weighted average fair value of options granted	—	—	$2.42	$2.13

Comprehensive Loss

Supplemental information on comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net loss	$(6,260)	$(1,619)	$(15,563)	$(1,793)
Unrealized gain (loss) on marketable securities	42	(41)	(30)	(4)
Net comprehensive loss	$(6,218)	$(1,660)	$(15,593)	$(1,797)

Termination of CNBC Agreement

On May 2, 2005, the Company entered into an agreement with CNBC, Inc (“CNBC”) one of our co-branding partners, pursuant to which we terminated our relationship with CNBC effective May 9, 2005.  Under the terms of the agreement, all CNBC students were offered the opportunity to transition to the INVESTools brand of investor education products and services.  The CNBC Investor Education co-branded relationship between CNBC and INVESTools has been discontinued.  Commissions of $0.5 million that had been accrued as a result of the original agreement from September 30, 2004 to May 2, 2005 were not required to be paid as part of the termination.  Accordingly, the Company recorded a $0.5 million reversal of partner commissions no longer owed as a result of the agreement.  As part of this termination the Company paid CNBC approximately $0.8 million representing the commissions owed by the Company to CNBC for the quarterly period ended September 30, 2004.

Commitments and Contingencies

Equipment and facilities are leased under various non-cancelable operating leases and capital leases expiring at various dates through the year 2010. In May 2005, the Company commenced a 5-year lease by occupying its new corporate headquarters in Draper, Utah. Such lease has been classified as an operating lease.  In June 2005, the Company entered into a 5-year capital lease for telecommunications equipment for its new corporate headquarters.

Future minimum lease payments under non-cancelable operating leases, related subleases, and capital leases at June 30, 2005, are as follows:

		Capital leases	Operating leases	Sub-lease income	Net operating leases
For the fiscal years (in thousands):

2005 Remaining		$82	$436	$(36)	$400
2006		164	918	(71)	847
2007		164	915	—	915
2008		164	790	—	790
2009		164	741	—	741
Thereafter		70	393	—	393
	Total Lease Payments	808	$4,193	$(107)	$4,086

Less:	Amount representing interest (8.0%)	142

	Present value of lease payments	666

Less:	Current portion	115

	Long-term portion	$551

From time to time the Company is involved in certain legal actions arising in the ordinary course of business.  It is the opinion of management that such litigation will be resolved without a material adverse effect on the Company’s financial position or results of operations.

On July 9, 2004, the Australian Securities and Investment Commission (ASIC) filed a lawsuit against Online Investors Advantage, a wholly-owned subsidiary of the Company (OIA) and Phillip Town, a workshop presenter on behalf of OIA.  The lawsuit, filed in the Supreme Court of Queensland, alleges that (i) OIA failed to provide a financial services guide or other information to attendees at seminars held in Brisbane and Melbourne in July 2004, as otherwise required under the Australian Corporations Act; (ii) failed to provide to the attendees of the Brisbane seminar a warning regarding the provision of general financial advice that was required to be given under the Corporations Act; (iii) engaged in misleading or deceptive conduct at the Brisbane and Melbourne seminars, regarding certain oral representations made by the presenter at the seminars (on behalf of OIA) and regarding certain written representations appearing in the registration form for workshops conducted on behalf of OIA; and (iv) carried on a financial services business, as defined in the Corporations Act, without the required Australian license.  ASIC sought a temporary injunction prohibiting OIA from holding any workshops while the lawsuit is pending.  The court did not grant the injunction but did order OIA to place $0.4 million into escrow for all revenues received from its workshops while the lawsuit is pending.  These amounts are included in current portion of restricted cash in the accompanying Condensed Consolidated Balance Sheets.  ASIC sought to stop OIA from delivering the workshop and to refund to participants the fees paid for the workshop.  In addition, if the court finds in favor of ASIC, the Company could be assessed penalties.  A trial of the proceedings was heard in September 2004, in the Supreme Court of Queensland.  At trial, ASIC abandoned two of its allegations that OIA had engaged in misleading and deceptive conduct.  At the conclusion of the trial the court reserved its decision.  The Company anticipates the court’s judgment at any time.  The Company believes that it has good defenses to the alleged claims and intends to continue to vigorously defend against this lawsuit.  At this time it is not possible to determine the amount of penalties, if any, that may be assessed.  Furthermore, the Company believes that it is not probable that it will have to pay any significant amounts as a result of this proceeding.

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

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net loss per share is computed using the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period.  All common stock equivalent amounting to 2.3 million for the three and six months ended June 30, 2005 and 2.0 million for the three and six months ended June 30, 2004 are excluded from the computation because their effect is anti-dilutive.

Recently Adopted Accounting Standards

FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ( “FIN 47”) an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), clarifies the term conditional asset retirement obligation as used in SFAS 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company believes that the adoption of FIN 47 will not have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2005, FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections – a replacement of APB No. 20 and FAS No. 3 (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of SFAS 154 will not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.  The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The amendment also eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The Company believes the adoption of SFAS No. 153 will not have a material impact on the Company’s financial condition, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which would be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  The Company believes the adoption of SFAS No. 151 will not have a material impact on the Company’s financial condition, results of operations or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

INVESTools provides a series of investor education courses for the self-directed individual investor in the stock, option and currency markets.  The INVESTools MethodTM of investor education is based on a 5 Step Investing Formula that covers searching for a quality investment, fundamental analysis of the investment, technical analysis of the investment, portfolio management techniques and industry group analysis.  The primary course materials are built around a patented integration of investing processes, Web-based analytical tools and live, distance and online instruction, support and student service.  Upon completion of the primary 5 Step Investing Formula course materials, students are offered continuing education products that cover basic options, advanced options, advanced technical analysis, primary currency trading and active investing courses in stock, options and currencies in discounted, bundled offerings or as individual products to meet each student’s needs based on their current level of expertise and education.  We have more than 182,000 course graduates and 68,200 active subscribers to our Investor Toolbox websites, and 4,500 subscribers to Prophet.net, establishing INVESTools as one of the most widely recognized investor education companies.

Restatement

In our 2004 Annual Report, we restated our Consolidated Financial Statements as of and for the years ended December 31, 2002 and December 31, 2003, and for the first three quarters of 2004.  The accompanying Condensed Consolidated Financial Statements present restated results as of and for the three and six months ended June 30, 2004.  Further explanations of the restated Financial Statements can be found in the audited consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K/A.

Concentration Risk

The Company currently accesses approximately 72% of our revenue through our co-branding (Business Week) and co-marketing partners (Success Magazine and Money in Training) relationships.  The loss of one of these partners could have a material adverse effect on our financial performance in the short-term.  On May 2, 2005, we entered into an agreement with CNBC, Inc. (“CNBC”), one of our co-branding partners, pursuant to which we terminated our relationship with CNBC effective May 9, 2005.  Under the terms of the agreement, all CNBC students were offered the opportunity to transition to the INVESTools brand of investor education products and services.  The CNBC Investor Education co-branded relationship between CNBC and INVESTools has been discontinued.  Commissions of $0.5 million that had been accrued as a result of the original agreement from September 30, 2004 to May 2, 2005 were not required to be paid as part of the termination.  Accordingly, we recorded a $0.5 million reversal of partner commissions no longer owed as a result of the agreement.  As part of this termination,  we paid CNBC approximately $0.8 million representing the commissions owed by us to CNBC for the quarterly period ended September 30, 2004.

Acquisition of Prophet Financial Systems

In January 2005, we acquired Prophet Financial Systems (“Prophet”), a California corporation located in Palo Alto, for $7.9 million in cash.  Prophet creates Web-based products that enable active investors to use technical analysis to trade more profitably.  We acquired Prophet to add more functionality to our Investor Toolbox website as well as to attract and retain new and existing customers.  At closing, the sellers received a cash payment of $7.9 million. In addition, we incurred $0.6 million of costs related to the acquisition. During the three months ended June 30, 2005 we recorded a $0.1 million receivable from the shareholders of Prophet as a result of a working capital adjustment provided for in the merger agreement for a total adjusted purchase price of $8.4 million. The $0.1 million working capital adjustment was recorded as a reduction in goodwill as this represented an adjustment to the purchase price. In connection with the transaction, Timothy Knight, Prophet’s Chief Executive Officer, President and founder, entered into a two-year employment agreement to become our Vice President of Technology.

Revenue

	Three Months Ended June 30,		%	Six Months Ended June 30,
	2005	2004	Change	2005	2004	% Change
		As Restated			As Restated
	(in thousands, except percentages)
Initial Education:

Workshops	$4,260	$5,100	(16)%	$8,079	$11,808	(32)%
Coaching	136	1,003	(86)%	250	2,664	(91)%
Home study	872	1,292	(33)%	1,325	3,149	(58)%
Initial subscriptions	731	948	(23)%	1,453	2,120	(31)%
Total initial education sales transaction volume	5,999	8,343	(28)%	11,107	19,741	(44)%

Continuing Education:

Workshops	$7,652	$3,470	121%	$15,091	$5,844	158%
Coaching	19,798	6,951	185%	36,887	12,365	198%
Home study	5,291	3,410	55%	10,859	4,733	129%
Web time renewals	5,686	6,534	(13)%	10,911	10,988	(1)%
Other revenue	1,308	1,421	(8)%	2,770	2,396	16%
Total continuing education sales transaction volume	39,735	21,786	82%	76,518	36,326	111%

Total sales transaction volume	45,734	30,129	52%	87,625	56,067	56%
Change in deferred revenue	(11,572)	(4,989)	132%	(22,839)	(7,708)	196%
Total revenue	$34,162	$25,140	36%	$64,786	$48,359	34%

In the table above, sales transaction volume (“STV”), which is a non-GAAP measure, represents sales generated in each period before the impact of recognition of deferred revenue from prior periods and the deferral of current period sales.  We believe that STV before changes in deferred revenue is an important measure of business volume. See “Cost of Revenue” below for a further discussion of STV.

In the table above, we have reclassified certain amounts to different categories to be more reflective of the method in which the education is consumed by the student. Certain amounts related to advanced product workshops were reclassified from home study products to workshops and initial subscriptions were reclassified into their own category from workshops. The three and six months ended June 30, 2004 amounts have been reclassified to conform to the current period’s presentation.

In the table above, initial education revenues consists of the initial sales to students at the initial workshops and sales to new students via our telesales groups. Once the student completes this initial education, which consists primarily of the 5-Step Investing Formula course, they are considered a graduate. Continuing education revenues consists of sales of advanced products and web time renewals sold to graduates.

Three Months Ended June 30, 2005 Versus Three Months Ended June 30, 2004:

Workshops:

Initial workshops sales decreased by $0.8 million for the quarter ended June 30, 2005, when compared to the same period in 2004, as a result of the revised agreement with one of our co-marketing partners as of August 2004; whereby the partner sells initial workshops at their preview events for which INVESTools records no revenue.  The revised agreement was entered into in order to incent the co-marketing partner to aggregate more students, which would be candidates for continuing education sales. Additionally, on May 2, 2005, we entered into an agreement with CNBC, one of our co-branding partners, pursuant to which we terminated our relationship with CNBC effective May 9, 2005.  This termination resulted in no initial workshop sales under the CNBC brand during the quarter ended June 30,

2005. These decreases were partially off set by an increase in workshop revenues resulting from the expansion of the INVESTools’ branded products marketed through Direct Response Television (DRTV).

Sales of our continuing education workshop sold at initial workshops and by our telesales groups increased $4.2 million for the quarter ended June 30, 2005, when compared to the same period in 2004, as a result of an increase in the number of graduates purchasing continuing education products, especially the Program of High Distinction and Active Investing Series, which were not available during the second quarter of 2004.

Coaching:

Initial sales of coaching sessions decreased by $0.9 million for the quarter ended June 30, 2005, when compared to the same period in 2004 resulting from coaching sessions no longer being bundled as part of our initial workshop offers, rather it is being offered by our telesales groups as a continuing education offering.

Sales of coaching sessions at workshops and by our telesales groups increased $12.9 million for the quarter ended June 30, 2005, when compared to the same period in 2004, primarily due to an increase in number of graduates purchasing continuing education products, especially the Program of High Distinction and Active Investing Series, which were not available during the second quarter of 2004.  The Program of High Distinction contains five distinctive coaching products and the Active Investing Series consists of 4-days of live coaching related to stocks, options or currency trading.

Home Study:

Initial sales of home study products at our initial workshops and telesales groups decreased $0.4 million for the quarter ended June 30, 2005, when compared to the same period in 2004, due to a shift in sales efforts from initial education to continuing education product offerings resulting from the release of the Program of High Distinction in the third quarter of  2004 and the introduction of the Active Investing Series during 2005, partially offset by the introduction of home study products at initial workshops.

Sales of home study products sold at our workshops and by our telesales groups increased $1.9 million for the quarter ended June 30, 2005, when compared to the same period in 2004, primarily due to an increase in the number of graduates purchasing continuing education products which contain home study components.  The reason for the increase in home study is a result of increases in other bundled continuing education products, primarily resulting from introduction of the Program of High Distinction in the third quarter of 2004.

Initial Web Time Subscriptions and Renewals:

Initial web time subscriptions and renewals sold at initial workshops decreased by $0.1 million for the quarter ended June 30, 2005, when compared to the same period in 2004, as a result of the revised agreement with one of our co-marketing partners as of August 2004; whereby the partner sells initial workshops at their preview events for which INVESTools records no revenue.  The revised agreement was entered into in order to incent the co-marketing partner to aggregate more students, which would be candidates for continuing education sales.  The revised agreements with our co-marketing partner have resulted in increased graduates therefore our telesales groups have focused more sales effort away from initial education to continuing education product offerings.  Thus a $0.1 million decrease in initial web subscriptions sold by our websales groups for the three months ended June 30, 2005.

Web time renewals sold at workshops and by our telesales groups decreased $1.4 million for the quarter ended June 30, 2005, when compared to the same period in 2004, primarily resulting from an increase in retake workshop certificates that are bundled with various renewal sales. The decrease was partially offset by a $0.6 million increase in subscription revenues resulting from the acquisition of Prophet in January 2005.

Change in Deferred Revenue:

Change in deferred revenue increased $6.6 million for the quarter ended June 30, 2005, when compared to the same period in 2004.  The increase was a result of increased sales of continuing education products, which include coaching sessions, advanced workshops and website subscription renewals.  Revenue from the coaching sessions, advanced workshops and website subscription renewals is deferred and recognized as services to the student are delivered.  The increase in STV was a result of the introduction of the Master Investor Program and Program of High Distinction in 2004 and the Active Investing Series in 2005, which have course lives of 12 months, 24 months and 6 months, respectively.  These programs have caused us to defer revenue over longer contractual periods when compared to the majority of products that were sold during the three months ended June 30, 2004, which only had 6 to 12 month contractual lives.  As we execute our lifetime value of the student strategy, more of the sales will be in advanced products or continuing education, where more revenue is deferred over longer contractual periods.

Six Months Ended June 30, 2005 Versus Six Months Ended June 30, 2004:

Workshops:

Initial workshops sales decreased by $3.7 million for the six months ended June 30, 2005, when compared to the same period in 2004, as a result of the revised agreement with one of  our co-marketing partners as of August 2004; whereby the partner sells initial workshops at their preview events for which INVESTools records no revenue.  The revised agreement was entered into in order to incent the co-marketing partner to aggregate more students, which would be candidates for continuing education.  Additionally, on May 2, 2005, we entered into an agreement with CNBC, Inc (“CNBC”) one of our co-branding partners, pursuant to which we terminated our relationship with CNBC effective May 9, 2005.  This termination resulted in no initial workshop sales under the CNBC brand during the six month period ended June 30, 2005. These decreases were partially offset by an increase in workshop revenues resulting from the expansion of our INVESTools’ branded products marketed through Direct Response Television (DRTV).

Sales of our continuing education products sold at workshops and by our telesales groups increased $9.2 million for the six months ended June 30, 2005, when compared to the same period in 2004, as a result of an increase in the number of graduates purchasing continuing education products, especially the Program of High Distinction and Active Investing Series which, were not available during the second quarter of 2004.

Coaching:

Initial sales of coaching sessions decreased by $2.4 million for the six months ended June 30, 2005, when compared to the same period in 2004 resulting from coaching sessions no longer being bundled as part of our initial workshop offers, rather it is being offered by our telesales groups as a continuing education offering.

Sales of coaching sessions at continuing education workshops and by our telesales groups increased $24.5 million for the six months ended June 30, 2005, when compared to the same period in 2004, primarily due to an increase in the number of graduates purchasing continuing education products to our alumni students, especially the Program of High Distinction and Active Investing Series which were not available during the first six months of 2004.  The Program of High Distinction contains five distinctive coaching products and the Active Investing Series, consists of 4-days of live coaching related to stocks, options or currency trading.

Home Study:

Initial sales of home study products at our initial workshop and by our telesales groups decreased $1.7 million for the six months ended June 30, 2005, when compared to the same period in 2004, due to a shift in sales efforts from initial education to continuing education product offerings resulting from the release of the Program of High Distinction in the third quarter of 2004, partially offset by the introduction of home study products at initial workshops.

Sales of home study products sold at our continuing education workshops and by our telesales groups increased $6.1 million for the six months ended June 30, 2005, when compared to the same period in 2004, primarily due to an increase in the number of graduates purchasing continuing education products which contain home study components.  The reason for the increase in home studies is a full six months of sales of the Masters

Program during the period ended June 30, 2005 and the introduction of the Program of High Distinction product in the third quarter of 2004.

Initial Web Time Subscriptions and Renewals:

Initial web time subscriptions sold at initial workshops decreased by $0.4 million for the six months ended June 30, 2005, when compared to the same period in 2004, as a result of a revised agreement with one of our co-marketing partners as of August 2004; whereby the partner sells initial workshops at their preview events for which INVESTools records no revenue.  The revised agreement was entered into in order to incent the co-marketing partner to aggregate more students, which would be candidates for continuing education sales.  The revised agreements with our co-marketing partner have resulted in increased graduates therefore our telesales groups have focused more sales efforts away from initial education to continuing education product offerings.  Thus a $0.3 million decrease in initial subscriptions sold by our telesales groups for the six months ended June 30, 2005.

Web time renewals sold by our telesales group decreased by $1.0 million for the six months ended June 30, 2005, when compared to the same period in 2004, primarily resulting from an increase in retake workshop certificates that are bundled with various renewal sales. The decrease was partially offset by a $0.9 million increase in subscription revenues resulting from the acquisition of Prophet in January 2005.

Change in Deferred Revenue:

Change in deferred revenue increased $15.1 million for the six months ended June 30, 2005, when compared to the same period in 2004.  The increase was a result of increased sales of continuing education products, which include coaching sessions, advanced workshops and website subscription renewals. Revenue from the coaching sessions, advanced workshops and website subscription renewals is deferred and recognized as services to the student are delivered.  The increase in STV was a result of the introduction of the Master Investor Program and Program of High Distinction in 2004 and the Active Investing Series in 2005, which have course lives of 12-months, 24-months and 6-months, respectively.  These programs have caused us to defer revenue over longer contractual periods when compared to the majority of products that were sold during the six months ended June 30, 2004, which only had 6 to 12 month contractual lives.  As we execute our lifetime value of the student strategy, more of the sales will be in advanced products or continuing education, where more revenue is deferred over longer contractual periods.

Cost of Revenue

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2005	2004	Change	2005	2004	Change
		As Restated			As Restated
	(in thousands, except percentages)

Partner commissions	$7,839	$8,020	(2)%	$17,661	$14,665	20%
Payroll cost	9,195	4,108	124%	16,600	7,449	123%
Other	8,177	3,980	105%	16,330	7,543	117%
Total cost of revenue	$25,211	$16,108	57%	$50,591	$29,657	71%

In the table above, for the three and six months ended June 30, 2005, $2.5 million and $4.5 million related to employee sales commissions were reclassified from partner commissions to payroll cost, respectively.  For the three and six months ended June 30, 2004, $1.1 million and $1.7 have been reclassified to conform to the current period’s presentation, respectively. Additionally, for the three and six months ended June 30, 2005, $0.5 million and $0.8 million for certain employee benefit costs were reclassified from general and administrative payroll costs into cost of revenue payroll costs for the employees directly associated with sales activities, respectively. For the  three and six months ended June 30, 2004, $0.2 million and $0.5 million have been reclassified to conform to the current period’s presentation, respectively.

While we defer a significant portion of our revenues associated with advanced products to future periods,  we recognize costs as they are incurred.  These costs consist of solicitation costs, which include employee sales commissions, partner commissions, credit card fees and materials.  Since these costs relate to actual sales as they are incurred and not as the revenue is recognized, the analysis in the table below provides a better tool for analyzing these costs because the ratios are calculated as a percentage of STV generated in each period.  Refer to the Revenue section above for a complete description of STV.  The calculation of cost of revenue as a percent of STV in the table below is a non-GAAP measure, which management believes provides useful information as it more compares the cost of generating sales with the sales recorded in a period, whether those sales were recognized as revenue currently or deferred until future periods.  Approximately 30 percent of deferred revenue amounts relate to website subscriptions, for which the remaining fulfillment cost represents an allocation of website costs, which are substantially fixed in nature at current subscriber levels.  Another 40 percent of the deferred revenue amount relates to one-on-one coaching sessions, for which the remaining fulfillment cost represents labor cost of less than 15-20% of related coaching revenue.  The balance of deferred revenue corresponds to additional workshops and workshop certificates for our advanced product sales, for which the remaining fulfillment cost represents the incremental costs of the workshop attendees.

Cost of Revenue as a Percent of Total Sales Transaction Volume

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Partner commissions	20%	37%	27%	30%
Payroll costs	23%	19%	26%	15%
Other	21%	18%	25%	16%
Total cost of revenue	64%	74%	78%	61%

Three Months Ended June 30, 2005 Versus Three Months Ended June 30, 2004:

Partner commissions consist of amounts that are paid to co-branding and co-marketing partnerships based on sales achieved through these channels.  The primary reason for the decrease in the amount of partner commissions as a percentage of STV is due to a change in the mix of events, resulting from a decrease in events with our co-branding  partner and an increase in DRTV events, for which partner commissions are not incurred. Additionally, a change in one of our co-marketing agreements during the quarter resulted in decreased partner commissions expense.  Furthermore, as a result of the termination of the relationship with CNBC as a co-branding partner in May 2005, we reversed $0.5 million of accrued partner commissions that were no longer owed to CNBC.

Payroll costs includes employee commissions based on a percentage of sales achieved at each event, wages and the associated employee benefit costs.  The primary reason for the increase in payroll costs as a percentage of revenues was due to increased staffing at workshops to manage the higher volume of students we instructed at those workshops and a change in the commission structure for workshop staff which drove more continuing education sales.

Other costs consist of material costs (including shipping costs), credit card fees, travel expenditures, venue costs and other costs directly related to revenues.  The primary reason for the increase in other costs as a percentage of STV was due to an increase in travel and venue costs, which include attendee food costs,  per event due to an increase in workshops and an increase in graduates  attending workshops while the purchases of advanced products remained flat from one of our co-marketing partners in 2005 when compared to the same period in 2004. This resulted in the incremental fulfillment costs associated with these workshops exceeding the incremental revenue generated from the workshops. Other costs as a percentage of STV also increased as a result of increased shipping costs associated with shipping materials to our events and an increase in amortization expense associated with acquired definite-lived intangibles resulting from the acquisitions of Prophet and SES Enhancement Systems, Inc.

Six Months Ended June 30, 2005 Versus Six Months Ended June 30, 2004:

Partner commissions consist of amounts that are paid to co-branding and co-marketing partnerships based on sales achieved through these channels.  The primary reason for the decrease in the amount of partner commissions as a percentage of STV is due to a change in the mix of events, resulting from a decrease in events with our co-branding  partners and an increase in DRTV events, for which partner commissions are not incurred.  Additionally, a change in one of our co-marketing agreements during the quarter resulted in decreased partner commissions expenses.  Furthermore, as a result of the termination of the relationship with CNBC as a co-branding partner in May 2005, we reversed $0.5 million of accrued partner commissions that were no longer owed to CNBC.

Payroll costs include employee commissions based on a percentage of  sales achieved at each event, wages and the associated employee benefit costs.  The primary reason for the increase in payroll costs as a percentage of revenues was  due to increased staffing at workshops to manage the higher volume of students we instructed at those workshops and a change in the commission structure for workshop staff which drove more continuing education sales.

Other costs consist of material costs (including shipping costs), credit card fees, travel expenditures and other costs directly related to revenues.  The primary reason for the increase in other costs as a percentage of STV was due to an increase in (i) travel and venue costs , which include attendee food costs, per event due to an increase in workshops and and increase in graduates attending workshops while the purchases of advanced products decreased from one of our co-marketing partners in 2005 when compared to the same period in 2004, and (ii) material costs associated with an increase in number of workshops generated from one of our co-marketing partners in 2005 when compared to the same period in 2004. The incremental fulfillment costs associated with these workshops exceeded the incremental revenue generated from the workshops.  Additionally, amortization expense associated with acquired definite-lived intangibles increased by $0.5 million resulting from the acquisitions of Prophet and SES Enhancement Systems, Inc.

Selling Expense

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2005	2004	Change	2005	2004	Change
		As Restated			As Restated
	(in thousands, except percentages)
Marketing	$6,626	$3,992	66%	$12,607	$7,192	75%
Other	2,703	2,073	30%	5,338	4,307	24%
Total selling expense	$9,329	$6,065	54%	$17,945	$11,499	56%

In the table above, $0.1 million for the three and six months ended June 30, 2005 related to employee benefit costs were reclassified from general and administrative payroll costs into selling other for those employees directly associated with selling activities. For the three and six months ended June 30, 2004, $0.1 million have been reclassified to conform to the current period’s presentation.

Three Months Ended June 30, 2005 Versus Three Months Ended June 30, 2004:

Marketing costs increased $2.6 million and 1% as a percentage of STV in the three months ended June 30, 2005 when compared to the same period in 2004, due to $3.0 million in television advertising space associated with our DRTV campaign in 2005, a $0.4 million increase in direct email marketing, a $0.3 million increase in spending for marketing studies and research, offset by a $1.5 million decrease in radio and newspaper advertising, primarily as a result of not advertising for CNBC previews. Other selling expense increased by $0.6 million in the three months ended June 30, 2005 when compared to the same period in 2004, due to $0.2 in increased payroll costs  resulting from a change in the employee commission structure and a $0.4 million increase travel and venue costs as a result of increased number of attendees.

Six Months Ended June 30, 2005 Versus Six Months Ended June 30, 2004:

 Marketing costs increased $5.4 million and 1% as a percentage of STV in the six months ended June 30, 2005 when compared to the same period in 2004, due to $4.1 million in television advertising space associated with the launch of our DRTV campaign in 2005, a $2.0 million increase in direct mail advertising and email advertising and $0.7 million increase in spending for marketing studies and research ,offset by a $1.9 million decrease in radio and newspaper advertising, primarily as a result of not advertising for CNBC previews. Other selling expense increased by $1.0 million in the six months ended June 30, 2005 when compared to the same period in 2004, due to $1.0 million increase in travel and venue costs as a result of increased numbers of attendees.

General and Administrative Expense

	Three Months Ended June 30,		%	Six Months Ended June 30,		%
	2005	2004	Change	2005	2004	Change
		As Restated			As Restated
	(in thousands, except percentages)
Payroll costs	$3,188	$2,499	28%	$6,260	$4,749	32%
Other	2,727	1,926	42%	5,702	3,882	47%
Total G&A expense	$5,915	$4,425	34%	$11,962	$8,631	39%

In the table above, for the three and six months ended June 30, 2005, $0.5 million and $0.8 million related to certain employee benefit costs were reclassified from general and administrative payroll costs into cost of revenue payroll costs and selling expense other for the employees directly associated with sales and selling activities, respectively.  For the three and six months ended June 30, 2004, $0.3 million and $0.5 million have been reclassified to conform to the current period’s presentation, respectively.

Three Months Ended June 30, 2005 Versus Three Months Ended June 30, 2004:

Payroll costs increased by $0.7 million in the three months ended June 30, 2005 when compared to the same period in 2004, due to increased management and staff to support the growing operations and additional headcount resulting from the acquisition of Prophet.  Other costs increased $0.8 million in the three months ended June 30, 2005 when compared to the same period in 2004, primarily as a result of increased professional fees of $0.4 million related to the restatement of our financial statements and compliance with Sarbanes-Oxley Act section 404.  Additionally, an increase of $0.3 million in consulting expenses in conjunction with additional IT projects and initiatives associated with our growing technology needs and an increase of $0.2 million in communications charges and rent expense associated with the new building lease.

Six Months Ended June 30, 2005 Versus Six Months Ended June 30, 2004:

Payroll costs increased by $1.5 million in the six months ended June 30, 2005 when compared to the same period in 2004, due to increased management and staff to support the growing operations and additional headcount resulting from the acquisition of Prophet. Other costs increased $1.8 million in the six months ended June 30, 2005 when compared to the same period in 2004, primarily as a result of increased professional fees of $1.1 million related to the restatement of our financial statements and compliance with Sarbanes-Oxley Act section 404. Additionally, an increase of $0.4 million in consulting in conjunction with additional IT projects and initiatives associated with our growing technology needs and an increase of $0.3 million in communications and rent expense associated with the new building lease.

Liquidity

Cash Flows

At June 30, 2005, our principal sources of liquidity consisted of $19.5 million of cash and cash equivalents, restricted cash and marketable securities, as compared to $18.5 million of cash and cash equivalents, restricted cash and marketable securities at June 30, 2004, as well as cash generated from operations.

Net cash provided by operating activities was $4.5 million at June 30, 2005 compared to $6.4 million at June 30, 2004.  The primary reason for the decrease in operating cash flows was an increase in net loss of $13.8 million and a decrease of $2.7 million in accounts payable, and $2.0 million decrease in other accrued liabilities offset by an increase of $14.5 million increase in deferred revenue resulting from the growth in sales of one-on-one coaching and advanced workshops discussed above,  $0.2 million in accrued tax liabilities and $0.4 million in accrued payroll.

At June 30, 2005, net working capital decreased by $7.0 million to $6.1 million, compared to $13.1 million at December 31, 2004, excluding short-term deferred revenue, which is substantially a non-cash liability.  The primary reason for the decrease in net working capital was the cash paid for the acquisition of Prophet in January 2005.  Short-term deferred revenue increased $21.4 million to $53.4 million at June 30, 2005, compared to $32.0 million at December 31, 2004.  Other changes in net working capital was due to decreases in cash and cash equivalents and marketable securities, an increase in long-term restricted cash to secure merchant vendor relationships, an increase in accrued payroll, accrued sales tax liabilities and the current portion of capital lease obligations offset by decreases in accounts payable and other accrued liabilities and an increase in other current assets.  At June 30, 2005, the long-term portion of deferred revenue increased $1.3 million, to $9.7 million compared to $8.4 million at December 31, 2004, due to increased sales of our advanced products that contain various advanced workshops and one-on-one coaching sessions resulting in a significant increase in deferred revenue that will be recognized over 12 to 24 month contractual periods.

We invest our excess cash balances in government agency securities that are earning approximately a 2.8% average rate of interest and have laddered maturities through 2007.  At June 30, 2005, we had $9.7 million invested in marketable securities compared to $13.8 million at December 31, 2004.  During 2005, several investments matured providing proceeds from the maturity of investments of $4.2 million as compared to $5.7 million from the maturity of investments in the same period of 2004.  During 2005, we have not purchased any additional marketable securities.  The proceeds were utilized to fund our growing capital expenditures and secure additional cash deposits with our merchant vendors.

In June 2004, we authorized a stock repurchase program under which we can repurchase up to 3.5 million shares of our common stock over a two year period.  During 2005, we have not repurchased any shares of our common stock.  At June 30, 2005, the remaining repurchase authorization under this program totaled 2.4 million shares.

During the three months ended June 30, 2005, the cash reserves securing our one of merchant vendors were increased by $3.0 million as a result of increased sales transaction volumes being processed by this merchant vendor as a result of our continued growth.

We expect to continue to use our liquid assets to invest in our infrastructure to support our growth.  In June 2005, we entered into a $0.7 million 5-year lease for telecommunications equipment associated with the move into our new corporate headquarters. In 2005, we invested $4.9 million in equipment and software and $7.8 million in connection with the acquisition of Prophet, net of cash acquired.  Additionally, the acquisition of the 360 Group may require an additional cash payment of $0.4 million in 2006, assuming certain revenue performance targets are achieved in 2005.

We expect that our current cash and cash equivalents and marketable securities balances and cash flows from operations will be sufficient to meet our working capital and other capital requirements for the foreseeable future.

Contractual Obligations and Commercial Commitments

We have various financial obligations and commitments in the ordinary course of conducting our business.  We have contractual obligations requiring future cash payments under existing contractual arrangements, such as management, consulting and non-competition agreements, and lease arrangements.

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of June 30, 2005.

Payments due by period (in thousands)		Capital leases (1)	Operating leases (2)	Data & communication purchase agreements (3)	Management employment agreements (4)	Total contractual obligations
2005 Remaining		$82	$436	$326	$468	$1,313

1 - 3 Years		492	2,623	142	676	3,933
Thereafter		234	1,134	—	—	1,368
	Total Lease Payments	808	$4,193	$468	$1,144	$6,615

Less:	Amount representing interest (8.0%)	142

	Present value of lease payments	666

Less:	Current portion	115

	Long-term portion	$551

(1) Our capital leases include telecommunications equipment.  The terms of the agreements vary from 2005 until 2010.

(2) Our operating leases include office space and operating facilities.  The terms of the agreements vary from 2005 until 2010.

(3) We have supply contracts with various vendors of financial data and communications services providing for minimum monthly commitments. These contract have terms from 2005 to 2010.

(4) We have entered into agreements with a certain senior executives which require us to make cash payments over the contractual periods.

In January 2005, we entered into a two-year employment agreement with our Chief Financial Officer.  Under the terms of this agreement we are obligated to pay $290,000 in 2005.

In conjunction with the acquisition of Prophet in January 2005, we entered into a two-year employment agreement with our Vice President of Technology.  Under the terms of this agreement we are obligated to pay $180,000 in each of 2005 and 2006.

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

Capitalized Software Development Dosts

For Internal use software the Company complies with AICPA Statement of Position (“SOP”) No. 98-1 Accounting For Cost of Computer Software Developed or Obtained for Internal Use and Emergency Issues Task Force (“EITF”) Issue 00-2 Accounting for Website Development Costs. In accordance with SOP 98-1, software development costs incurred as part of an approved project plan that result in additional functionality to internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software.

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

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), and Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  Revenue is not recognized until it is realized or realizable and earned.  The criteria to meet this guideline are: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

We sell our products in various bundles that contain multiple deliverables that include one-on-one coaching sessions, website subscriptions, and educational workshops along with other educational products and services.  In accordance EITF 00-21, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performance of any undelivered item is probable and substantially in our control.  The fair value of each separate element is generally determined by prices charged when each product is sold separately.  In certain arrangements, we offer these products bundled together at a discount.  The discount is allocated pro rata to each element of revenue based on the relative fair value of each element when fair value support exists for each element in the arrangement.  If fair value of all undelivered elements in an arrangement exists but the fair value does not exist for a delivered element, then revenue is recognized using the residual method.  Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee (after allocation of 100 percent of any discount to the delivered item) is recognized as revenue.  We provide some very limited rights of return in connection with our arrangements.  We estimate our returns based on historical experience and maintain an allowance for estimated returns, which as been reflected as an accrued liability.  Each transaction is separated into its specific element and revenue from each element is recognized according to the following policies:

Product	Recognition policy
Workshop or workshop certificates	Deferred and recognized as the workshop is provided
Home study	Recognized upon shipment of materials to customer
One-on-one coaching sessions	Deferred and recognized as sessions are performed
Website subscription and renewals	Deferred and recognized on a straight-line basis over the subscription period

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

Recently Issued Accounting Standards

FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations ( “FIN 47”) an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), clarifies the term conditional asset retirement obligation as used in SFAS 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred – generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective for fiscal years ending after December 15, 2005. We believe that the adoption of FIN 47 will not have a material impact on our financial condition, results of operations or cash flows.

In May 2005, FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections – a replacement of APB No. 20 and FAS No. 3 (“SFAS 154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of SFAS 154 will not have a material impact on the Company’s financial condition, results of operations or cash flows.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.  The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The amendment also eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  We believe that the adoption of SFAS No. 153 will not have a material impact on our financial condition, results of operations or cash flows..

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which would be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  We believe that the adoption of SFAS No. 151 will not have a material impact on our financial condition, results of operations or cash flows.

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

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report.  Based on this evaluation, such officers have concluded that these controls and procedures are not effective in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure.  This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting previously disclosed.

The following changes to our internal control over financial reporting were initiated during the period ended June 30, 2005:

1.               Revenue recognition accounting—while we have not fully remediated the material weakness in our revenue recognition accounting, we are providing additional training for our finance, accounting and certain other personnel in revenue recognition and implementing detailed revenue recognition policies that are consistent with GAAP.  We are also reviewing procedures to (i) ensure an appropriate sales returns and allowance reserve is established and consistently reviewed for reasonableness, and (ii) establish appropriate deterrent controls

2.               Revenue recognition systems— while we have not fully remediated the material weaknesses relating to revenue recognition systems, we are reviewing the systems and controls in place to appropriately capture sales transactions and apply the new revenue recognition policies and procedures. On July 22, 2005, the Company entered into an agreement with a software vendor to install and implement revenue recognition software during the third quarter of 2005.

3.               Policies and procedures relating to sub-lease loss accruals— while we have not fully remediated the material weakness in our policies and procedures relating to expense accruals, we are working on additional training for our finance, accounting and certain other personnel in expense accruals processes, improving the month end close checklists for necessary expense accruals and coordinating procedures with the Chief Administrative Officer to search for unrecorded liabilities in new contracts as part of our remediation efforts.

4.               Sales tax exposures— while we have not fully remediated the material weakness in our policies and procedures relating to sales taxes, we created and hired a new position, Director of Tax Compliance, to review and coordinate the implementation of processes to maintain compliance with Federal and State tax statutes as part of our remediation efforts.  Additionally, we entered into an agreement with a software vendor during the second quarter to install and implement software during the third quarter of 2005 that will provide additional control over the collection and remittance of sales tax to various state tax collection agencies.

5.               Policies and procedures related to partner commission expense calculations— while we have not fully remediated the material weakness in our policies and procedures relating to calculations of partner commissions, we have started keeping records of the current terms of agreements within access to facilitate review of the calculations and are training accounting staff to review calculations prior to payment.

Other than the changes discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders (“Annual Meeting”) on June 6, 2005.  The purpose of the Annual Meeting was to (i) elect two Class I directors, each of whom will serve a three year term expiring at the 2008 Annual Meeting and (ii) to ratify the appointment of KPMG LLP as the Company’s independent registered public accountants for the year ending December 31, 2005.

The following table provides the number of votes cast related to each proposal:

	For	Withheld
Douglas T. Tansill	33,946,403	370,964
Stephen C. Wood	33,945,590	371,777

	For	Withheld	Abstain
Ratification of KPMG LLP	33,950,226	355,720	11,421

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)Exhibits:

10.1	Separation Agreement and General Release dated and effective April 29, 2005, between the Company and Don Klabunde (incorporated by reference to the Company’s Form 8-K filed May 3, 2005)
10.2	Transition Agreement dated May 2, 2005, by and between the Company and CNBC, Inc. (incorporated by reference to the Company’s Form 8-K filed May 4, 2005)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESTools Inc.

/s/ IDA K. KANE
Ida K. Kane Chief Financial Officer A duly authorized officer of the Registrant
Date: August 9, 2005