Form 10-Q/A
period 2005-06-30
INVESTOOLS INC
filed 2005-08-17
CIK 1145124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

Explanatory Note

This Form 10-Q/A (Amendment No. 1) amends our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005, as initially filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2005, and is being filed to correct the percentages disclosed in the Cost of Revenue as a Percent of Total Sales Transaction Volume table under Item 2 on Page 18. These amounts were miscalculated in the original Form 10-Q.  We have included in this Form 10-Q/A the amended Cost of Revenue as a Percent of Total Sales Transaction Volume table from Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations on Page 18 of the original Form 10-Q.  No other revisions were made to the original Form 10-Q filed on August 9, 2005.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cost of Revenue as a Percent of Total Sales Transaction Volume

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Partner commissions	17%	27%	20%	26%
Payroll costs	20%	14%	19%	13%
Other	18%	13%	19%	14%
Total cost of revenue	55%	54%	58%	53%

PART II - OTHER INFORMATION

Item 6.  Exhibits

(a)Exhibits:

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

INVESTools Inc.

/s/ IDA K. KANE
Ida K. Kane Chief Financial Officer A duly authorized officer of the Registrant
Date: August 17, 2005