Form 10-Q
period 2005-09-30
INVESTOOLS INC
filed 2005-11-09
CIK 1145124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED September 30, 2005

Commission File Number:    001-31917

INVESTOOLS INC.

(Exact name of Registrant as specified in its charter)

Delaware	76-0685039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13947 South Minuteman Drive
Draper, UT	84020
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

$.01 par value per share Common Stock: 44,746,311 as of Nov 4, 2005

INVESTOOLS INC. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended September 30, 2005

PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

INVESTOOLS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,688	$10,736
Marketable securities	10,290	13,840
Accounts receivable, net of allowance ($4, $7)	3,585	2,194
Current portion of restricted cash	386	384
Other current assets	3,417	2,493
Total current assets	27,366	29,647
Long-term restricted cash	5,094	1,876
Goodwill	18,085	14,315
Intangible assets, net of accumulated amortization ($1,487, $508)	5,603	2,152
Furniture and equipment, net of accumulated depreciation ($1,906, $1,073)	7,264	1,574
Other long-term assets	247	214
Total assets	$63,659	$49,778
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of deferred revenue	$55,186	$31,957
Accounts payable	4,259	4,994
Accrued payroll	3,400	2,178
Accrued tax liabilities	6,200	5,103
Other current liabilities	4,259	4,273
Current portion of capital lease	120	—
Total current liabilities	73,424	48,505
Other long-term accrued liabilities	21	84
Long term portion of capital lease	534	—
Long-term portion of deferred revenue	9,365	8,421
Total liabilities	83,344	57,010
Stockholders’ deficit:
Common stock $0.01 par value (44,741 and 44,966 shares issued and outstanding, respectively)	447	449
Additional paid-in capital	128,389	129,097
Accumulated other comprehensive loss	(94)	(32)
Deferred stock compensation	(1,154)	(998)
Accumulated deficit	(147,273)	(135,748)
Total stockholders’ deficit	(19,685)	(7,232)
Total liabilities and stockholders’ deficit	$63,659	$49,778

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		As Restated		As Restated

Revenue	$37,019	$23,890	$101,804	$72,249
Costs and expenses
Cost of revenue	18,254	15,068	68,844	44,723
Selling expense	9,383	7,237	27,329	18,737
General and administrative expense	5,439	4,834	17,402	13,467
Special charges	18	12	58	403
Total costs and expenses	33,094	27,151	113,633	77,330
Income (loss) from operations	3,925	(3,261)	(11,829)	(5,081)
Other income (expense)
Loss on sale of assets	—	(5)	(93)	(79)
Interest income and other, net	108	49	397	152
Other income	108	44	304	73
Income (loss) before income taxes	4,033	(3,217)	(11,525)	(5,008)
Income tax (benefit) expense	(5)	—	—	3
Net income (loss)	$4,038	$(3,217)	$(11, 525)	$(5,011)

Net income (loss) per common share—basic	$0.09	$(0.07)	$(0.26)	$(0.11)
Weighted average common shares outstanding—basic	45,009	45,311	44,996	45,074
Net income (loss) per common share—diluted	$0.09	$(0.07)	$(0.26)	$(0.11)
Weighted average common shares outstanding—diluted	46,790	45,311	44,996	45,074

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
		As Restated
Cash flows from operating activities:
Net loss	$(11,525)	$(5,011)
Reconciling adjustments:
Depreciation and amortization	1,814	609
Stock compensation expense	402	203
Provisions for sales return reserve	1,493	1,227
Provisions for bad debt	51	—
Loss on sale of assets	93	79
Changes in operating assets and liabilities, net of the effect of acquired businesses:
Accounts receivable	(1,175)	(1,627)
Restricted cash	2	(344)
Other current assets	(763)	(2,528)
Accounts payable	(845)	2,896
Deferred revenue	24,201	14,206
Accrued payroll	1,144	580
Other accrued liabilities	(2,911)	(562)
Accrued tax liabilities	1,097	692
Cash provided by operating activities	13,078	10,420
Cash flows from investing activities:
Purchases of marketable securities	(2,636)	(10,942)
Proceeds from the sale or maturity of marketable securities	6,135	9,131
Proceeds from the sale of equipment	40	—
Purchases of furniture, fixtures and equipment	(5,766)	(786)
Cash paid in business acquisitions, net of cash received	(7,777)	(62)
Cash used in investing activities	(10,004)	(2,659)
Cash flows from financing activities:
Payments on capital leases	(40)	(254)
Changes in long-term restricted cash	(3,219)	(1,506)
Repurchases of common stock	(990)	(1,498)
Exercises of stock options	127	189
Cash used in financing activities	(4,122)	(3,069)

(Decrease) increase in cash and cash equivalents	(1,048)	4,692
Cash and cash equivalents:
Beginning of period	10,736	4,458
End of period	$9,688	$9,150
Supplemental non-cash disclosures
Capital lease obligations	$691	$—
Repurchase of stock	$404	$—

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Basis of Presentation

The condensed consolidated financial statements include the accounts of INVESTools Inc. (the “Company” or “INVESTools”) and its wholly-owned subsidiaries.  All intercompany transactions have been eliminated.

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K/A.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”) and do not include all the information and footnotes required by accounting principles generally accepted in the United States.  However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods.  The results of operations for the nine-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Amounts in the September 30, 2004 Condensed Consolidated Financial Statements have been reclassified to conform to the current period’s presentation. For the three and nine months ended September 30, 2004, $0.2 million and $0.7 million related to employee benefit costs associated with employees that are involved with delivery of product and services have been reclassified from general and administrative expense to cost of revenue to conform to the current period’s presentation, respectively. Additionally, for the nine months ended September 30, 2004, $0.1 million related to employee benefit costs associated with employees generating sales have been reclassified from general and administrative expense to selling expense to conform to the current period’s presentation.

Restatement

In the Company’s 2004 Annual Report on Form 10-K/A, the Company restated its Consolidated Financial Statements as of and for the years ended December 31, 2002 and December 31, 2003, and for the first three quarters of 2004.  The accompanying Condensed Consolidated Financial Statements present restated results as of and for the three and nine months ended September 30, 2004.  Further explanations of the restated Consolidated Financial Statements can be found in the audited consolidated financial statements for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K/A.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), and Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  Revenue is not recognized until it is realized or realizable and earned.  The criteria to meet this guideline are: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

The Company sells its products in various bundles that contain multiple deliverables including one-on-one coaching sessions, website subscriptions, and educational workshops along with other educational products and services.  In accordance with EITF 00-21, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performance of any undelivered item is probable and substantially in the Company’s control.  The fair value of each separate element is generally determined by prices charged when each product is sold separately.  In certain arrangements, the Company offers these products bundled together at a discount.  The discount is allocated pro rata to each element of revenue based on the relative fair value of each element when fair value support exists for each element in the arrangement.  If fair value of all undelivered elements in an arrangement exists but the fair value does not exist for a delivered element, then revenue is recognized using the residual method.  Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee (after allocation of 100 percent of any discount to the delivered item) is recognized as revenue.  The Company provides some very limited rights of return in connection with its arrangements.  The Company estimates its returns based on historical experience and maintains an allowance for estimated returns, which has been reflected as an accrued liability.  Each transaction is separated into its specific element and revenue from each element is recognized according to the following policies:

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

Long-term restricted cash

During the nine months ended September 30, 2005, the cash reserve securing one of the Company’s credit card merchant vendors was increased by $3.2 million as a result of increased sales transaction volumes being processed by this merchant vendor due to the Company’s continued growth. At September 30, 2005 there was $5.1 million in long-term restricted cash securing merchant vendor relationships.

Capitalized software development costs

For internal use software the Company complies with The American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1 Accounting For Cost of Computer Software Developed or Obtained for Internal Use and EITF No. 00-2 Accounting for Website Development Costs. In accordance with SOP 98-1, software development costs incurred as part of an approved project plan that result in additional functionality to internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software. During the three and nine months ended September 30, 2005, the Company capitalized $1.2 and $3.2 million related to internal use software, respectively.

Marketable Securities

The Company invests excess cash in marketable securities, primarily government backed securities with maturities ranging from one month to two years.  At September 30, 2005, the cost of these securities was $10.4 million.  The Company has classified these marketable securities as available for sale under Statement of Financial Accounting Standards (“SFAS”) No. 115 Accounting for Certain Investments in Debt and Equity Securities.  Accordingly, the securities are recorded at fair value and any unrealized gains or losses are included in accumulated other comprehensive loss within stockholders’ deficit.  Gains are recognized when realized and are recorded in the Company’s Condensed Consolidated Statement of Operations in other income.  Losses are recognized as realized or when management has determined an other-than-temporary decline in fair value has occurred.  There were no realized gains or losses recognized in the three and nine months ended September 30, 2005. The Company recognized $6,000 and $60,000 in realized losses related to the sale of marketable securities for the three and nine months ended September 30, 2004, respectively. During the nine month period ended September 30, 2005, the Company recorded $62,000 in unrealized loss on these securities.  Certain of these securities were purchased at a discount or premium, which are being amortized into interest income over the maturity of the security.  The Company recognized interest income of $59,000 and $298,000 in the three and nine months ended September 30, 2005, respectively.  The Company recognized interest income of $26,000 and $85,000 in the three and nine months ended September 30, 2004. The market value of these marketable securities, reflected in the balance sheet at September 30, 2005, was $10.3 million. Gross unrealized holding losses were $94,000 at September 30, 2005 and $32,000 at December 31, 2004.

Inventories

Inventories are stated at the lower of cost (using the first-in, first-out method) or market value.  The Company’s inventories include compact disks, digital video disks and educational manuals.  At September 30, 2005 and December 31, 2004, $1.1 million and $1.3 million in inventories are included as part of other current assets in the accompanying

Condensed Consolidated Balance Sheets, respectively.

Acquisitions

In January 2005, the Company acquired Prophet Financial Systems (“Prophet”), a California corporation located in Palo Alto, for $7.9 million in cash.  Prophet creates Web-based products that enable active investors to use technical analysis to trade more profitably.  The Company acquired Prophet to add more functionality to its Online Investor ToolboxTM website as well as to attract and retain new and existing customers.  At closing, the sellers received a cash payment of $7.9 million. In addition, the Company incurred $0.6 million of costs related to the acquisition. During the three months ended June 30, 2005, the Company recorded a receivable amount of $0.1 million from the shareholders of Prophet based on a net working capital adjustment provided for in the merger agreement for a total adjusted purchase price of $8.4 million. The $0.1 million working capital adjustment was recorded as a reduction in goodwill as this represented an adjustment to the purchase price.  The working capital adjustment receivable was paid to the Company during the three months ended September 30, 2005. In connection with the transaction, Timothy Knight, Prophet’s Chief Executive Officer, President and founder entered into a two-year employment agreement with the Company as Vice President of Technology.

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

Current assets	$1,092
Furniture and equipment	201
Acquired intangibles:
Developed technology (5 years)	3,220
Trademarks and tradename (indefinite)	820
Non-competition agreements (3 years)	390
Goodwill	3,770
Assets acquired	9,493
Liabilities assumed	1,100
Net Assets Acquired	$8,393

The following unaudited pro forma results of operations for the nine months ended September 30, 2005 and three and nine months ended September 30, 2004, assumes the purchase of Prophet occurred on January 1, 2004, after giving effect of certain adjustments, including but not limited to, amortization of intangible assets, tax adjustments, and assumes the purchase price has been allocated to the assets purchased and the liabilities assumed based on their values at the date of purchase.  The pro forma results of operations for the three months ended September 30, 2005 is not presented since Prophet is included in the full period. The foregoing unaudited pro forma results of operations are presented for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the dates indicated.  Furthermore, such unaudited pro forma results of operations are not necessarily indicative of future operating results of the combined companies, due to changes in operating activities following the purchase, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.  Pro forma net loss includes amortization of the intangible assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands except per share data)	2005	2004	2005	2004
Revenue	—	$24,615	$102,179	$74,582
Net loss	—	(3,617)	(11,460)	(5,893)
Basic loss per share	—	$(0.08)	$(0.25)	$(0.13)
Diluted loss per share	—	$(0.08)	$(0.25)	$(0.13)

Goodwill & Acquired Intangibles

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 were as follows (in thousands):

Balance as of December 31, 2004	$14,315
Addition due to acquisition of Prophet	3,770
Balance as of September 30, 2005	$18,085

Amortizable Acquired Intangibles

Amortizable acquired intangibles with finite lives as of September 30, 2005 and December 31, 2004 were as follows (in thousands):

	As of September 30, 2005			As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Finite Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Finite Life
Existing technology and other	$5,380	$(1,097)	7.7 years	$2,160	$(394)	13.2 years
Non competition	890	(390)	2.0 years	500	(114)	1.5 years
Total acquired intangibles	$6,270	$(1,487)	7.2 years	$2,660	$(508)	11.1 years

For the three and nine months ended September 30, 2005, amortization expense was $290,000 and $979,000 as compared to $70,000 and $177,000 for the same period in 2004.

Estimated future amortization expense is as follows (in thousands):

2005 Remaining	$294
2006	1,057
2007	874
2008	753
2009	744
Thereafter	1,061
Total estimated amortization expense	$4,783

Non-Amortizable Acquired Intangibles

As a result of the Prophet acquisition in January 2005, trademarks and tradenames which are not amortized and have indefinite lives as of September 30, 2005 were $820,000.

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

For options granted through December 31, 2002, which were accounted for under the provisions of APB No. 25, SFAS No.  123, Accounting for Stock-Based Compensation, requires pro forma information regarding net loss as if the

Company had accounted for its stock options granted under the fair value method prescribed by SFAS No. 123.  For purposes of the pro forma disclosures, the estimated fair value of the stock options granted is amortized over the vesting periods of the respective stock options.  The following is the pro forma disclosure and the related impact on the net income (loss) and net income (loss) per common share for the three and nine months ended September 30, 2005 and 2004 (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		As Restated		As Restated
Net income (loss) as reported	$4,038	$(3,217)	$(11,525)	$(5,011)
Deduct: Pro forma stock based compensation, net of taxes	(39)	(39)	(117)	(117)
Pro forma net income (loss)	$3,999	$(3,256)	$(11,642)	$(5,128)
Basic net income (loss) per share—as reported	$0.09	$(0.07)	$(0.26)	$(0.11)
Diluted net income (loss) per share—as reported	$0.09	$(0.07)	$(0.26)	$(0.11)
Basic net income (loss) per share—pro forma	$0.09	$(0.07)	$(0.26)	$(0.11)
Diluted net income (loss) per share—pro forma	$0.09	$(0.07)	$(0.26)	$(0.11)

The fair value of options granted were estimated using the Black-Scholes option pricing model with the following assumptions (no options were granted in the three months ended September 30, 2005):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk-free factors	—	4.33%	4.00%	4.05%
Volatility factors	—	91%	62%	116%
Expected life	—	7 years	7 years	7 years
Weighted average fair value of options granted	—	$1.56	$2.42	$1.95

Comprehensive Income (Loss)

Supplemental information on comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$4,038	$(3,217)	$(11,525)	$(5,011)
Unrealized (loss) gain on marketable securities	(32)	28	(62)	24
Net comprehensive income (loss)	$4,006	$(3,189)	$(11,587)	$(4,987)

Termination of CNBC Agreement

On May 2, 2005, the Company entered into an agreement with CNBC, Inc. (“CNBC”) one of its co-branding partners, pursuant to which the Company terminated its relationship with CNBC effective May 9, 2005.  Under the terms of the agreement, all CNBC students were offered the opportunity to transition to the INVESTools brand of investor education products and services.  The CNBC Investor Education co-branded relationship between CNBC and INVESTools was discontinued.  Commissions of $0.5 million that had been accrued as a result of the original agreement from September 30, 2004 to May 2, 2005 were not required to be paid as part of the termination.  Accordingly, during the three month period ended June 30, 2005 the Company recorded a $0.5 million reversal of partner commissions no longer owed as a result of the agreement.  As part of the termination, the Company paid CNBC approximately $0.8 million, which was recorded as other current liabilities, representing the commissions owed by the Company to CNBC for the quarterly period ended September 30, 2004.

Commitments and Contingencies

Equipment and facilities are leased under various non-cancelable operating leases and capital leases expiring at various dates through the year 2010. In May 2005, the Company commenced a 5-year lease of its new corporate headquarters in Draper, Utah. The lease has been classified as an operating lease.  In June 2005, the Company entered into a 5-year capital lease for telecommunications equipment for its new corporate headquarters. At September 30, 2005, assets under capital leases were $0.7 million

Future minimum lease payments under non-cancelable operating leases, related subleases, and capital leases at September 30, 2005, are as follows (in thousands):

	Capital leases	Operating leases	Sub-lease income	Net operating leases
For the fiscal years:

2005 Remaining	$43	$259	$(18)	$241
2006	168	918	(71)	847
2007	168	915	—	915
2008	168	790	—	790
2009	168	741	—	741
Thereafter	70	393	—	393
Total Lease Payments	785	$4,016	$(89)	$3,927

Less: Amount representing interest (8.0%)	131

Present value of lease payments	654

Less: Current portion	120

Long-term portion	$534

Litigation

From time to time the Company is involved in certain legal actions arising in the ordinary course of business.  It is the opinion of management that such litigation will be resolved without a material adverse effect on the Company’s liquidity, financial position or results of operations.

In October 2005, the Supreme Court of Queensland, ruled on a lawsuit filed on July 9, 2004, by the Australian Securities and Investment Commission (ASIC) against Online Investors Advantage, a wholly-owned subsidiary of the Company (OIA) and Phillip Town, a workshop presenter on behalf of OIA. The Court found that most of the claims pursued by ASIC had not been made out against OIA, but found for ASIC in respect to certain claims, all of which hinged on the Court’s finding that the website was a ‘financial product’, as that term is defined under the Australian Corporations Act. There is no indication that there will be any penalties assessed against the Company as a result of this ruling. On October 31 2005, the Court dismissed the paragraph of ASIC’s claim regarding the repayment of money to participants at the workshops. Accordingly, $0.4 million of funds held in escrow were released to OIA’s attorneys on behalf of the Company subsequent to September 30, 2005. Given OIA’s success on the majority of ASIC’s claims, ASIC was ordered to pay 80% of OIA’s legal costs. Given that ASIC succeeded in respect to a small number of its claims, OIA was ordered to pay 20% of ASIC’s legal costs. These amounts cannot be estimated at this time and therefore no amounts have been recorded in the Condensed Consolidated Financial Statements at September 30, 2005. The Company is currently considering its position regarding any appeal that may be brought from the Court’s judgment concerning the findings that were made against OIA.

On March 4, 2003, a foreign national filed a complaint in the San Diego Superior Court against ZiaSun Technologies, Inc., a wholly-owned subsidiary of the Company (ZiaSun).  The complaint alleges that certain individuals, who are not parties in the lawsuit, persuaded the plaintiff to purchase shares of ZiaSun common stock and the complaint also alleges a failure to deliver a stock certificate.  ZiaSun does not have any ownership or control of the third party brokerage house from whom plaintiff claims to have purchased stock.  The plaintiff was seeking unspecified damages for the alleged fraud in the sale of the stock.  On February 9, 2005, the court awarded a summary judgment in favor of the Company. In March 2005, the plaintiff filed for an appeal to continue to pursue this litigation. The Company believes that this matter will be resolved without material adverse effect on the Company.

In December 2004, a vendor of the Company sued for collection of a disputed accounts receivable.  The Company has filed an answer and counterclaim.  The vendor and the Company are taking the appropriate steps to move the case forward.  The Company believes that this will be resolved without material adverse effect on the Company.

On November 1, 2005, Ross Jardine and True North Academy LLC brought suit against the Company alleging abuse of Mr. Jardine’s personal identity under Utah state law, the appropriation of his name and likeness, and the appropriation of the commercial value of Mr. Jardine’s identity and the violation of his privacy.  As this lawsuit has recently been filed, the Company is in the process of reviewing the claims made by Mr. Jardine.  Pursuant to the Termination Agreement and General Release dated August 26, 2003 between the Company and Mr. Jardine, Mr. Jardine is required to provide notice to the Company of a breach of the Agreement, including the unauthorized use of his name or image, and allow 10 days for the Company to cure of its breach of the Agreement.  The Company intends to vigorously defend this action.  At this time, the Company is unable to express an opinion on the likely outcome of the litigation.

The Company establishes contingent liabilities when a particular contingency is probable and estimable.  For contingencies noted above, the Company has accrued amounts considered probable and estimable.  The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the

Company’s liquidity, financial position or results of operation.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed using the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period.  Potential common stock equivalents amounting to 0.1 million and 1.9 million for the three and nine months ended September 30, 2005, respectively, and 1.9 million for the three and nine months ended September 30, 2004 are excluded from the computation because their effect is anti-dilutive.

The following table presents the calculation for the number of shares used in the basic and diluted net income (loss) per share computations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average shares used to calculate basic net income (loss) per share	45,009	45,311	44,996	45,074
Options	1,781	—	—	—
Weighted average common and potential common shares used to calculate diluted net income (loss) per share	46,790	45,311	44,996	45,074

        Stock Repurchase Program

In June 2004, the Company authorized a stock repurchase program under which the Company can repurchase up to 3,500,000 common shares over a two year period. The shares are retired upon acquisition.  During the three and nine month periods ended September 30, 2005, the Company repurchased and retired 343,000 shares of its common stock for a total cost of $1.4 million. Of the 343,000 shares repurchased 225,000 shares were repurchased from a member of the Company’s Board of Directors at a 5% discount from the common stock’s fair value on the date of acquisition for a total cost of $0.9 million. The remaining purchase authorization under this program totaled 2,102,000 shares as of September 30, 2005.

        Recently Adopted Accounting Standards

FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”) an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations, clarifies the term conditional asset retirement obligation as used in SFAS No. 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred — generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company believes that the adoption of FIN 47 will not have a material impact on the Company’s financial condition, results of operations or cash flows.

In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections — a replacement of APB No. 20 and FAS No. 3 .. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company believes the adoption of SFAS No. 154 will not have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment.  SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123R supersedes APB Opinion No. 25, Accounting for

Stock Issued to Employees, and its related implementation guidance.  SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  It also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees.  The provisions of this statement are effective for the Company’s interim and annual periods beginning January 1, 2006.  The Company is still assessing the impact, if any, SFAS No. 123R will have on the Company’s financial statements.

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

Subsequent Event

In October 2005, the Company announced that it will be closing and consolidating its San Rafael, California office with the Palo Alto, California and Draper, Utah offices. The Company anticipates that the closure and consolidation activities will be completed during the first quarter of 2006.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

INVESTools provides a series of investor education courses for the self-directed individual investor in the stock, option and currency markets.  The INVESTools MethodTM of investor education is based on a 5 Step Investing Formula that covers searching for a quality investment, fundamental analysis of the investment, technical analysis of the investment, portfolio management techniques and industry group analysis.  The primary course materials are built around a proprietary integration of investing processes, Web-based analytical tools and live, distance and online instruction, support and student service.  Upon completion of the primary 5 Step Investing Formula course materials, students are offered continuing education products that cover basic options, advanced options, advanced technical analysis, currency trading and active investing courses in stock, options and currencies in discounted, bundled offerings or as individual products to meet each student’s needs based on their current level of expertise and education.  We have approximately 193,000 course graduates and 63,600 active subscribers to our Investor Toolbox websites, and 4,350 subscribers to our Prophet.Net website, establishing INVESTools as one of the most widely recognized investor education companies.

Restatement

In our 2004 Annual Report on Form 10-K/A for the year ended December 31, 2004, we restated our Consolidated Financial Statements as of and for the years ended December 31, 2002 and December 31, 2003, and for the first three quarters of 2004.  The accompanying Condensed Consolidated Financial Statements present restated results as of and for the three and nine months ended September 30, 2004.  Further explanations of the restated Financial Statements can be found in the audited consolidated financial statements for the year ended December 31, 2004 included in our Annual Report on Form 10-K/A.

Concentration Risk

We currently access approximately 69% of our revenue through our co-branding (BusinessWeek) and co-marketing partners (Success Magazine and Money in Training) relationships.  The loss of one of these partners could have a material adverse effect on our financial performance in the short-term.  On May 2, 2005, we entered into an agreement with CNBC, Inc. (“CNBC”), one of our co-branding partners, pursuant to which we terminated our relationship with CNBC effective May 9, 2005.  Under the terms of the agreement, all CNBC students were offered the opportunity to transition to the INVESTools brand of investor education products and services.  The CNBC Investor Education co-branded relationship between CNBC and INVESTools was discontinued.  Commissions of $0.5 million that had been accrued as a result of the original agreement from September 30, 2004 to May 2, 2005 were not required to be paid as part of the termination.  Accordingly, during the three months ended June 30, 2005, we recorded a $0.5 million reversal of partner commissions no longer owed as a result of the agreement.  As part of this termination, we paid CNBC approximately $0.8 million, which was recorded as other current liabilities, representing the commissions owed by us to CNBC for the quarterly period ended September 30, 2004.

Acquisition of Prophet Financial Systems

In January 2005, we acquired Prophet Financial Systems (“Prophet”), a California corporation located in Palo Alto, for $7.9 million in cash.  Prophet creates Web-based products that enable active investors to use technical analysis to trade more profitably.  We acquired Prophet to add more functionality to our Investor Toolbox website as well as to attract and retain new and existing customers.  At closing, the sellers received a cash payment of $7.9 million. In addition, we incurred $0.6 million of costs related to the acquisition. During the three months ended June 30, 2005 we recorded a $0.1 million receivable from the shareholders of Prophet as a result of a working capital adjustment provided for in the merger agreement for a total adjusted purchase price of $8.4 million. The $0.1 million working capital adjustment was recorded as a reduction in goodwill as this represented an adjustment to the purchase price. The working capital adjustment receivable was paid to us during the three months ended September 30, 2005. In connection with the transaction, Timothy Knight, Prophet’s Chief Executive Officer, President and founder, entered into a two-year employment agreement to become our Vice President of Technology.

Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
		As Restated			As Restated
	(in thousands, except percentages)
Initial Education:

Workshops	$4,685	$4,247	10%	$12,765	$16,055	(20)%
Coaching	—	1,507	(100)%	250	4,171	(94)%
Home study	2,049	1,003	104%	3,372	4,154	(19)%
Initial subscriptions	709	794	(11)%	2,162	2,915	(26)%
Total initial education sales transaction volume	7,443	7,551	(1)%	18,549	27,295	(32)%

Continuing Education:

Workshops	$6,047	$3,585	69%	$21,139	$9,429	124%
Coaching	13,456	7,360	83%	50,344	19,726	155%
Home study	4,286	3,439	25%	15,145	8,172	85%
Web time renewals	5,966	6,356	(6)%	16,878	17,344	(3)%
Other revenue	1,347	1,904	(29)%	4,114	4,296	(4)%
Total continuing education sales transaction volume	31,102	22,644	37%	107,620	58,967	83%

Total sales transaction volume	38,545	30,195	28%	126,169	86,262	46%
Change in deferred revenue, (net)	(1,526)	(6,305)	(76)%	(24,365)	(14,013)	74%
Total revenue	$37,019	$23,890	55%	$101,804	$72,249	41%

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

In the table above, we have reclassified certain amounts to different categories to be more reflective of the method in which the education is consumed by the student. Certain amounts related to advanced product workshops were reclassified from home study products to workshops and initial subscriptions were reclassified into their own category from workshops. The three and nine months ended September 30, 2004 amounts have been reclassified to conform to the current period’s presentation.

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

Three Months Ended September 30, 2005 Versus Three Months Ended September 30, 2004:

Revenue:

Revenue increased by $13.1 million for the quarter ended September 30, 2005, when compared to the same period in 2004, as a result of a proportional increase in the sale of the Program of High Distinction, increased amounts of fulfillment revenue related to one-on-one coaching sessions and advanced workshops that were sold in previous periods, and increases in the pricing of bundles during the third quarter of 2005.

Workshops:

Initial workshops sales increased by $0.4 million for the quarter ended September 30, 2005, when compared to the same period in 2004, as a result of the new revenue channel created by the launch of the INVESTools branded events, which began in January 2005, which more than offset the decline in sales associated with the CNBC contract termination.

Sales of our continuing education workshops sold at initial workshops and by our telesales groups increased $2.5 million for the quarter ended September 30, 2005, when compared to the same period in 2004, as a result of an increase of Program of High Distinction sales as a percentage of STV along with an increase in the number of graduates purchasing continuing education products.

Coaching:

Initial sales of coaching sessions decreased by $1.5 million for the quarter ended September 30, 2005, when compared to the same period in 2004 resulting from coaching sessions no longer being bundled as part of our initial workshop offers, rather it is being offered by our telesales groups as a continuing education offering.

Sales of coaching sessions at continuing education workshops and by our telesales groups increased $6.1 million for the quarter ended September 30, 2005, when compared to the same period in 2004, primarily due to an increase in number of graduates purchasing continuing education products, especially the Program of High Distinction, which was first offered in the third quarter of 2004, and Active Investing Series, which was not available during the third quarter of 2004.  The Program of High Distinction contains five distinctive live and distance coaching products and the Active Investing Series consists of 4-days of live coaching related to stocks, options or currency trading.

Home Study:

Initial sales of home study products at our initial workshops and by our telesales groups increased $1.0 million for the quarter ended September 30, 2005, when compared to the same period in 2004, primarily as a result of the introduction of home study products at preview events in addition to them being offered by our telesales group.

Sales of home study products sold at our continuing education workshops and by our telesales groups increased $0.8 million for the quarter ended September 30, 2005, when compared to the same period in 2004, primarily due to an increase in the number of graduates purchasing continuing education products which contain home study components, especially the Program of High Distinction.

Renewals:

Web time renewals sold at workshops and by our telesales groups decreased $0.8 million for the quarter ended September 30, 2005, when compared to the same period in 2004, primarily due to an increase in retake workshop certificates and webinars that are bundled with various renewal sales, which decreases the amount of revenue attributed to the renewal itself. The decrease was partially offset by a $0.4 million increase in subscription revenues resulting from the acquisition of Prophet in January 2005.

Change in Deferred Revenue:

Change in deferred revenue decreased $4.8 million for the quarter ended September 30, 2005, when compared to the same period in 2004.  The decrease in the change in deferred revenue resulted from a decrease in STV during the three months ended September 30, 2005 when compared to preceding two quarters.  This decrease in STV during the three months ended September 30, 2005 resulted in lower amounts of deferrable sales compared to the amounts that are being recognized from prior quarters that had higher levels of STV resulting in a reduction in the change in deferred revenue when compared to the three months ended September 30, 2004 where STV was consistently increasing quarter over quarter resulting in higher amounts of deferrable revenue.

Nine Months Ended September 30, 2005 Versus Nine Months Ended September 30, 2004:

Revenue:

Revenue increased by $29.6 million for the nine months ended September 30, 2005, when compared to the same period in 2004, as a result of a proportional increase in the sale of the Program of High Distinction, which was introduced during the third quarter of 2004, increased amounts of fulfillment revenue related to one-on-one coaching sessions and advanced workshops that were sold in previous periods, and increases in the pricing of bundles during the third quarter of 2005.

Workshops:

Initial workshops sales decreased by $3.3 million for the nine months ended September 30, 2005, when compared to the same period in 2004, as a result of the revised agreement with one of our co-marketing partners as of August 2004; whereby the partner sells initial workshops at their preview events for which INVESTools records no revenue.  The revised agreement was entered into in order to incent the co-marketing partner to aggregate more students that would be candidates for continuing education.  Additionally, on May 2, 2005, we entered into an agreement with CNBC, Inc (“CNBC”) one of our co-branding partners, pursuant to which we terminated our relationship with CNBC effective May 9, 2005.  This termination resulted in no initial workshop sales under the CNBC brand during the nine month period ended September 30, 2005. These decreases were partially offset by an increase in workshop revenues resulting from the expansion of our INVESTools’ branded products marketed through Direct Response Television (DRTV), which was launched in January 2005.

Sales of our continuing education products sold at workshops and by our telesales groups increased $11.7 million for the nine months ended September 30, 2005, when compared to the same period in 2004, as a result of an increase in the number of graduates purchasing continuing education products, especially the Program of High Distinction, which was first offered in the third quarter of 2004.

Coaching:

Initial sales of coaching sessions decreased by $3.9 million for the nine months ended September 30, 2005, when compared to the same period in 2004 resulting from coaching sessions no longer being bundled as part of our initial workshop offers, rather it is being offered by our telesales groups as a continuing education offering.

Sales of coaching sessions at continuing education workshops and by our telesales groups increased $30.6 million for the nine months ended September 30, 2005, when compared to the same period in 2004, primarily due to an increase in the number of graduates purchasing continuing education products, especially the Program of High Distinction, which was first offered in the third quarter of 2004, and the Active Investing Series, which was not available during 2004.  The Program of High Distinction contains five distinctive live and distance coaching products and the Active Investing Series consists of 4-days of live coaching related to stocks, options or currency trading.

Home Study:

Initial sales of home study products at our initial workshops and by our telesales groups decreased $0.8 million for the nine months ended September 30, 2005, when compared to the same period in 2004, due to a shift in sales efforts from initial education to continuing education product offerings resulting from the release of the Program of High Distinction in the third quarter of 2004. This decrease was partially offset by the introduction of home study products at preview events.

Sales of home study products sold at our continuing education workshops and by our telesales groups increased $7.0 million for the nine months ended September 30, 2005, when compared to the same period in 2004, primarily due to an increase in the number of graduates purchasing continuing education products which contain home study components.  The reason for the increase in home studies is attributable to selling the Masters Program for a full nine months during the period ended September 30, 2005 and the introduction of the Program of High Distinction product in the third quarter of 2004.

Initial Web Time Subscriptions and Renewals:

Initial web time subscriptions sold at initial workshops and by our telesales group decreased by $0.8 million for the nine months ended September 30, 2005, when compared to the same period in 2004, as a result of a revised agreement with one of our co-marketing partners as of August 2004. The revised agreement provides for the partner to sell initial workshops at its preview events for which INVESTools records no revenue.  The revised agreement was entered into in order to incent the co-marketing partner to aggregate more students that would be candidates for continuing education sales.  The revised agreements with our co-marketing partner have resulted in increased graduates. As a result, our telesales groups have focused more sales efforts on continuing education product offerings and away from initial education.

Web time renewals sold by our telesales group decreased by $0.5 million for the nine months ended September 30, 2005, when compared to the same period in 2004, primarily as a result of an increase in retake workshop certificates and webinars that are bundled with various renewal sales, which decreases the amount of revenue attributed to the renewal itself.

Change in Deferred Revenue:

Change in deferred revenue increased $10.4 million for the nine months ended September 30, 2005, when compared to the same period in 2004.  The increase was a result of increased sales of continuing education products, which include coaching sessions, advanced workshops and website subscription renewals. Revenue from the coaching sessions, advanced workshops and website subscription renewals is deferred and recognized as services to the student are delivered.  The increase in STV was a result of the introduction of the Masters Program and Program of High Distinction in 2004 and the Active Investing Series in 2005, which have course lives of 12-months, 24-months and 6-months, respectively.  These programs have caused us to defer revenue over longer contractual periods when compared to the majority of products that were sold during the nine months ended September 30, 2004, which only had 6 and 12 month contractual lives.  As we execute our lifetime value of the student strategy, more of the sales will be in advanced products or continuing education, where more revenue is deferred over longer contractual periods.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
		As Restated			As Restated
	(in thousands, except percentages)
Partner commissions	$5,205	$5,989	(13)%	$22,866	$20,453	12%
Payroll costs	7,514	4,519	66%	24,113	12,439	94%
Other	5,535	4,560	21%	21,865	11,831	85%
Total cost of revenue	$18,254	$15,068	21%	$68,844	$44,723	54%

In the table above, for the three and nine months ended September 30, 2004, $0.2 million and $0.7 million in payroll costs have been reclassified from general and administrative expense to conform to the current period’s presentation, respectively. Additionally, for the three and nine months ended September 30, 2004, $1.1 million and $2.5 million related to employee commissions, respectively were reclassified from partner commissions to payroll costs to conform to the current period’s presentation.

While we defer a significant portion of our revenues associated with advanced products to future periods, we recognize costs as they are incurred.  These costs consist of solicitation costs, which include employee sales commissions, partner commissions, credit card fees and materials.  Since these costs relate to actual sales as they are incurred and not as the revenue is recognized, the analysis in the table below provides a better tool for analyzing these costs because the ratios are calculated as a percentage of STV generated in each period.  Refer to the Revenue section above for a complete description of STV.  The calculation of cost of revenue as a percent of STV in the table below is a non-GAAP measure, which management believes provides useful information as it compares the cost of generating sales with the sales recorded in a period, whether those sales were recognized as revenue currently or deferred until future periods.  Approximately 35 percent of deferred revenue amounts relate to website subscriptions, for which the remaining fulfillment cost represents an allocation of website costs, which are substantially fixed in nature at current subscriber levels.  Another 49 percent of the deferred revenue amounts relate to one-on-one coaching sessions, for which the remaining fulfillment cost represents labor cost of less than 15-20% of related coaching revenue.  The balance of deferred revenue corresponds to additional workshops and workshop certificates for our advanced product sales, for which the remaining fulfillment cost represents the incremental costs of the workshop attendees.

Cost of Revenue as a Percent of Sales Transaction Volume

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Partner commissions	14%	20%	18%	24%
Payroll costs	19%	15%	19%	14%
Other	14%	15%	17%	14%
Total cost of revenue	47%	50%	55%	52%

Three Months Ended September 30, 2005 Versus Three Months Ended September 30, 2004:

Total cost of revenue increased $3.2 million for the three months ended September 30, 2005 when compared to the same period in 2004 as a result of increased payroll and venue costs from an increased number of initial workshops delivered under the INVESTools brand introduced in January 2005, delivery of fulfillment workshops for advanced courses that were not being fulfilled during the third quarter of 2004, and increased fulfillment of one-on-one coaching sessions, offset by the decrease in initial workshops delivered under the CNBC relationship and a decrease in partner commissions resulting from an increase in INVESTools branded revenue.

Partner commissions consist of amounts that are paid to co-branding and co-marketing partnerships based on sales achieved through these channels.  The primary reason for the decrease in the amount of partner commissions as a percentage of STV is due to a change in the mix of revenue, resulting from a decrease in revenue sourced from our co-branding partners, and an increase in INVESTools branded revenue, for which partner commissions are not incurred. Additionally, a change in two of our co-marketing agreements during the quarter resulted in decreased partner commissions expense.

Payroll costs include employee commissions based on a percentage of sales achieved at each event, wages and the associated employee benefit costs.  The primary reason for the increase in payroll costs as a percentage of revenues was due to increased staffing at workshops to manage the higher volume of students we instructed at those workshops and a change in the commission structure for workshop staff, which drove more continuing education sales. Additionally, the payroll costs within our coaching department increased due to the growth of the department to fulfill the increased demand for our coaching products.

Other costs consist of material costs (including shipping costs), credit card fees, travel expenditures, venue costs and other costs directly related to revenues.  The primary reason for the decrease in other costs as a percentage of STV was due to increased efforts to reduce inventory costs.

Nine Months Ended September 30, 2005 Versus Nine Months Ended September 30, 2004:

Total cost of revenue increased $24.1 million for the nine months ended September 30, 2005 when compared to the same period in 2004 as a result of increased payroll and venue costs from an increased number of initial workshops delivered under the INVESTools brand introduced in January 2005, delivery of fulfillment workshops for advanced courses that were sold in previous periods that were not being fulfilled during the first nine months of 2004, increased fulfillment of one-on-one coaching sessions, offset by a decrease in initial workshops delivered under CNBC relationship and a decrease in partner commissions resulting from an increase in INVESTools branded revenue.

Partner commissions consist of amounts that are paid to co-branding and co-marketing partnerships based on sales achieved through these channels.  The primary reason for the decrease in the amount of partner commissions as a percentage of STV is due to a change in the mix of revenue, resulting from a decrease in revenue sourced from our co-branding partners, and an increase in INVESTools branded revenue, for which partner commissions are not incurred.  Additionally, changes in two of our co-marketing agreements during the year resulted in decreased partner commissions expenses.  Furthermore, as a result of the termination of the relationship with CNBC as a co-branding partner in May 2005, we reversed $0.5 million of accrued partner commissions that were no longer owed to CNBC.

Payroll costs include employee commissions based on a percentage of sales achieved at each event, wages and the associated employee benefit costs.  The primary reason for the increase in payroll costs as a percentage of revenues was due to increased staffing at workshops to manage the higher volume of students we instructed at those workshops and a change in the commission structure for workshop staff, which drove more continuing education sales. Additionally, the payroll costs within our coaching department increased due to the growth of the department to fulfill the increased demand for our coaching products.

Other costs consist of material costs (including shipping costs), credit card fees, travel expenditures, venue costs and other costs directly related to revenues.  The primary reason for the increase in other costs as a percentage of STV was due to an increase in (i) travel and venue costs (including attendee food costs) per event due to an increase in workshops and graduates attending workshops while the purchases of advanced products decreased from one of our co-marketing partners when compared to the same period in 2004, and (ii) material costs associated with an increase in the number of workshops generated from one of our co-marketing partners in 2005 when compared to the same period in 2004. The incremental fulfillment costs associated with these workshops exceeded the incremental revenue generated from the workshops during the first half of 2005.

Selling Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
		As Restated			As Restated
	(in thousands, except percentages)
Marketing	$6,681	$4,723	41%	$19,211	$11,915	61%
Other	2,702	2,514	7%	8,118	6,822	19%
Total selling expense	$9,383	$7,237	30%	$27,329	$18,737	46%

In the table above, for the nine months ended September 30, 2004, $0.1 million in other costs have been reclassified from general and administrative expense to conform to the current period’s presentation.

Three Months Ended September 30, 2005 Versus Three Months Ended September 30, 2004:

Marketing costs increased $2.0 million and 2% as a percentage of STV in the three months ended September 30, 2005 when compared to the same period in 2004, due to $3.8 million spent on television advertising associated with the launch of our INVESTools’ branded marketing campaign in 2005, a $0.6 million increase in direct email marketing, a $0.3 million increase in spending for marketing studies and research, offset by a $2.9 million decrease in direct mail, radio and newspaper advertising, primarily as a result of not advertising for CNBC previews. Other selling expense decreased by $0.1 million in the three months ended September 30, 2005 when compared to the same period in 2004, due to a $0.3 million decrease in travel and venue costs as a result of decreased number of attendees and focusing on reducing costs per attendee, offset by $0.2 million in increased payroll costs resulting from a change in the employee commission structure.

Nine Months Ended September 30, 2005 Versus Nine Months Ended September 30, 2004:

Marketing costs increased $7.3 million and 1% as a percentage of STV in the nine months ended September 30, 2005 when compared to the same period in 2004, due to $7.8 million spent on television advertising associated with the launch of our INVESTools branded marketing campaign in 2005, a $1.1 million increase in email advertising, $0.5 million increase in creative marketing and $1.0 million increase in spending for marketing studies and research, offset by a $3.2 million decrease in direct mail, radio and newspaper advertising, primarily as a result of not advertising for CNBC previews. Other selling expense increased by $1.3 million in the nine months ended September 30, 2005 when compared to the same period in 2004, primarily due to $0.7 million increase in travel and venue costs as a result of increased numbers of attendees during the first quarter of 2005.

General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2004	% Change	2005	2004	% Change
		As Restated			As Restated
	(in thousands, except percentages)
Payroll costs	$3,259	$2,642	23%	$9,556	$7,391	29%
Other	2,180	2,192	(1)%	7,846	6,076	29%
Total G&A expense	$5,439	$4,834	13%	$17,402	$13,467	29%

In the table above, for the three and nine months ended September 30, 2004, $0.2 million and $0.7 million have been reclassified from general and administrative expense to cost of revenue to conform to the current period’s presentation, respectively. Additionally, for the nine months ended September 30, 2004, $0.1 million has been reclassified from general and administrative expense to selling expense to conform to current period’s presentation.

Three Months Ended September 30, 2005 Versus Three Months Ended September 30, 2004:

Payroll costs increased by $0.6 million in the three months ended September 30, 2005 when compared to the same period in 2004, due to increased management and staff to support the growing operations and additional headcount resulting from the acquisition of Prophet.  Other costs remained flat during the three months ended September 30, 2005 when compared to the same period in 2004.

Nine Months Ended September 30, 2005 Versus Nine Months Ended September 30, 2004:

Payroll costs increased by $2.2 million in the nine months ended September 30, 2005 when compared to the same period in 2004, due to increased management and staff to support the growing operations and additional headcount resulting from the acquisition of Prophet. Other costs increased $1.8 million in the nine months ended September 30, 2005 when compared to the same period in 2004, primarily as a result of increased professional fees of $1.1 million related to the restatement of our financial statements and compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Additionally, we had an increase of $0.4 million in consulting expense in conjunction with additional information technology projects and initiatives associated with our growing technology needs and online initiatives, and an increase of $0.3 million in communications and rent expense associated with the new building lease.

Liquidity

Cash Flows

At September 30, 2005, our principal sources of liquidity consisted of $20.0 million of cash and cash equivalents and marketable securities, as compared to $18.8 million of cash and cash equivalents and marketable securities at September 30, 2004.

Net cash provided by operating activities was $13.1 million at September 30, 2005 compared to $10.4 million at September 30, 2004.  The primary reasons for the increase in operating cash flows was an increase of $10.0 million in deferred revenue resulting from the growth in sales of one-on-one coaching and advanced workshops discussed above, a $1.8 million decrease in cash expended on other current assets, $0.4 million increase in sales tax liabilities, offset by a $6.1 million increase in cash used to pay down accounts payable and other accrued liabilities and an increase in net loss of $4.8 million, net of reconciling adjustments.

At September 30, 2005, net working capital decreased by $4.0 million to $9.1 million, compared to $13.1 million at December 31, 2004, excluding short-term deferred revenue, which is substantially a non-cash liability.  The primary reason for the decrease in net working capital was the cash paid for the acquisition of Prophet in January 2005.  Short-term deferred revenue increased $23.2 million to $55.2 million at September 30, 2005, compared to $32.0 million at December 31, 2004.  Other changes in net working capital were due to decreases in cash and cash equivalents and marketable securities, an increase in long-term restricted cash to secure merchant vendor relationships, an increase in accrued payroll resulting from increased headcount, accrued sales tax liabilities and the current portion of capital lease obligations offset by decreases in accounts payable and an increase in other current assets.  At September 30, 2005, the long-term portion of deferred revenue increased $1.0 million, to $9.4 million compared to $8.4 million at December 31, 2004, due to increased sales of our advanced products that contain various advanced workshops and one-on-one coaching sessions resulting in a significant increase in deferred revenue that will be recognized over 12 to 24 month contractual periods.

We invest our excess cash balances in government agency securities that are earning approximately a 3.3% average stated rate of interest and have laddered maturities through 2007.  At September 30, 2005, we had $10.3 million invested in marketable securities compared to $13.8 million at December 31, 2004.  During 2005, several investments matured providing proceeds from the maturity of investments of $6.1 million as compared to $9.1 million from the maturity or sale of investments in the same period of 2004.  During the nine months ended September 30, 2005, we purchased $2.6 million in additional marketable securities compared to $10.9 million in additional marketable securities purchased for the same period in 2004.  The proceeds were utilized to fund our growing capital expenditures, acquisition of Prophet, repurchase of our common stock and secure additional cash deposits with our merchant vendors.

In June 2004, we authorized a stock repurchase program under which we can repurchase up to 3.5 million shares of our common stock over a two year period.  During the three months ended September 30, 2005, we repurchased 0.3 million shares for a total cost of $1.4 million as compared to 0.8 million shares for a total cost of $1.5 million for the same period in 2004.  At September 30, 2005, the remaining repurchase authorization under this program totaled 2.1 million shares.

In 2005, the cash reserves securing one of our merchant vendors were increased by $3.2 million as a result of increased sales from our continued growth being processed by this merchant vendor.

We expect to continue to use our liquid assets to invest in our infrastructure and fund our operations.  In June 2005, we entered into a $0.7 million 5-year lease for telecommunications equipment associated with the move into our new corporate headquarters. In 2005, we invested $5.8 million in equipment and software and $7.8 million in connection with the acquisition of Prophet, net of cash acquired.  Additionally, the acquisition in February 2004 of the SES Acquisition Corp., a California Corporation operating under the name 360 Group may require an additional cash payment of $0.4 million in 2006, assuming certain revenue performance targets are achieved in 2005.

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

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of September 30, 2005 (in thousands).

Payments due by period	Capital leases(1)	Operating leases(2)	Data & communication purchase agreements(3)	Management employment agreements(4)	Total contractual obligations
2005 Remaining	$43	$259	$163	$309	$774

1 - 3 Years	504	2,623	142	676	3,945
Thereafter	238	1,134	—	—	1,372
Total Lease Payments	785	$4,016	$305	$985	$6,091

Less: Amount representing interest (8.0% )	131

Present value of lease payments	654

Less: Current portion	120

Long-term portion	$534

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

(4) We have entered into agreements with certain senior executives that require us to make cash payments over the contractual periods.

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

Capitalized Software Development Costs

For Internal use software the Company complies with AICPA Statement of Position (“SOP”) No. 98-1 Accounting For Cost of Computer Software Developed or Obtained for Internal Use and Emerging Issues Task Force (“EITF”) Issue 00-2 Accounting for Website Development Costs. In accordance with SOP 98-1, software development costs incurred as part of an approved project plan that result in additional functionality to internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software.

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

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB 104”), and EITF No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables.  Revenue is not recognized until it is realized or realizable and earned.  The criteria to meet this guideline are: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

We sell our products in various bundles that contain multiple deliverables that include one-on-one coaching sessions, website subscriptions, and educational workshops along with other educational products and services.  In accordance EITF 00-21, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performance of any undelivered item is probable and substantially in our control.  The fair value of each separate element is generally determined by prices charged when each product is sold separately.  In certain arrangements, we offer these products bundled together at a discount.  The discount is allocated pro rata to each element of revenue based on the relative fair value of each element when fair value support exists for each element in the arrangement.  If fair value of all undelivered elements in an arrangement exists but the fair value does not exist for a delivered element, then revenue is recognized using the residual method.  Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee (after allocation of 100 percent of any discount to the delivered item) is recognized as revenue.  We provide some very limited rights of return in connection with our arrangements.  We estimate our returns based on historical experience and maintain an allowance for estimated returns, which has been reflected as an accrued liability.  Each transaction is separated into its specific element and revenue from each element is recognized according to the following policies:

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

Recently Issued Accounting Standards

FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”) an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”), clarifies the term conditional asset retirement obligation as used in SFAS No. 143. The term refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation should be recognized when incurred — generally upon acquisition, construction, or development and (or) through the normal operation of the asset. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective for fiscal years ending after December 15, 2005. We believe that the adoption of FIN 47 will not have a material impact on our financial condition, results of operations or cash flows.

In May 2005, FASB issued FASB Statement No. 154, Accounting Changes and Error Corrections—a replacement of APB No. 20 and FAS No. 3 (“SFAS No. 154”). SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and

SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No.154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We believe that the adoption of SFAS No. 154 will not have a material impact on our financial condition, results of operations or cash flows.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates.  We have invested excess cash in marketable securities that are subject to interest rate risk, which is not considered to be material to us.  Based on our net loss of $11.5 million for the nine months ended September 30, 2005, a 1% change in average interest rates would have increased or decreased our net loss by $0.1 million. We do not enter, or intend to enter, into derivative financial instruments for trading or speculative purposes.

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

In light of the material weaknesses described in our Annual Report on Form 10-K/A for the year ended December 31, 2004, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

The following changes to our internal control over financial reporting were initiated during the nine months ended September 30, 2005:

1.               Revenue recognition accounting—while we have not fully remediated the material weakness in our revenue recognition accounting, we are providing additional training for our finance, accounting and certain other personnel in revenue recognition and implementing detailed revenue recognition policies that are consistent with GAAP.  We are also reviewing procedures to (i) ensure an appropriate sales returns and allowance reserve is established and consistently reviewed for reasonableness, and (ii) establish appropriate detective controls.

2.               Revenue recognition systems— while we have not fully remediated the material weaknesses relating to revenue recognition systems, we are reviewing the systems and controls in place to appropriately capture sales transactions and apply the new revenue recognition policies and procedures. During the second quarter of 2005, we entered into an agreement with a software vendor to configure and implement revenue recognition software. The software is expected to be fully implemented in the first half of 2006.

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

4.               Sales tax exposures— while we have not fully remediated the material weakness in our policies and procedures relating to sales taxes, we created and hired a new position, Director of Tax Compliance, to review and coordinate the implementation of processes to maintain compliance with Federal and State tax statutes as part of our remediation efforts.  Additionally, we entered into an agreement with a software vendor during the second quarter to configure and implement software that will provide additional control over the collection and remittance of sales tax to various state tax collection agencies. The software is expected to be fully implemented in the first half of 2006.

5.               Policies and procedures related to partner commission’s expense calculations— while we have not fully remediated the material weakness in our policies and procedures relating to calculations of partner commissions, we have started keeping records of the current terms of agreements within access to facilitate the review of the calculations. We are also training accounting staff to review calculations prior to payment. We confirm and reconcile the amount with partners on a regular basis.

Other than the changes discussed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Information regarding our legal proceedings can be found under the “Litigation” section of the “Commitments and Contingencies” footnote to the Condensed Consolidated Financial Statements.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent sales of unregistered securities:

None.

(b) Stock repurchases:

Period	Total Number of Shares Purchased	Average Share Price	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Program	Maximum Number of Shares that may yet be Repurchased under Repurchase Program
	(in thousands)		(in thousands)
July 1, 2005 — July 31, 2005	—	—	—	—
August 1, 2005 — August 31, 2005	—	—	—	—
September 1, 2005 — September 31, 2005	343,400	$4.06	343,400	2,102,397
Total	343,400	$4.06	343,400	2,102,397

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

INVESTools Inc.

/s/ IDA K. KANE
Ida K. Kane Chief Financial Officer A duly authorized officer of the Registrant
Date: November 9, 2005