Form 10-K
period 2005-12-31
INVESTOOLS INC
filed 2006-03-07
CIK 1145124

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number:  001-31917

INVESTOOLS INC.

(Exact name of Registrant as specified in its charter)

Delaware	76-0685039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13947 South Minuteman Drive Draper, Utah	84020
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(801) 816-6918

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.01 par value per share
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “larger accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2005 (the last business day of the Registrant’s most recently completed second fiscal quarter) based on the closing price of the common stock on the American Stock Exchange for such date, was $156.7 million. The number of shares of the Registrant’s common stock converted and outstanding on February 15, 2006 was 44,773,081.

Documents Incorporated by Reference:

The registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on May 30, 2006 is incorporated by reference in Part III of the Form 10-K.

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

Part I

Item 1.            Business

Operations Overview

INVESTools Inc. (referred to as “INVESTools”, the “Company”, “we”, “us”, or “our”) is a leader in investor education.  Our mission is to educate and empower individual investors to make their own financial decisions to achieve their financial goals at any time or place by using the INVESTools Method™ live, by correspondence or online. We hope to establish the INVESTools Method as the most widely recognized, adopted and endorsed approach to investor education.  We offer a full range of investor education products and services that provide lifelong learning and support to self-directed investors.   We have more than 209,000 graduates of our basic courses and 68,000 subscribers to our websites.  Our products and services are built around the INVESTools Method, a unique integration of a disciplined investing process, web-based tools, personalized instruction and support.  Our investor education products and services are offered in a variety of learning formats with courses ranging from beginning to advanced, thus addressing the needs of all investor levels.

Corporate Background

INVESTools was incorporated in Delaware on May 21, 2001, and began operations on December 6, 2001, as a result of a merger between ZiaSun Technologies, Inc., a Nevada corporation (ZiaSun), and Telescan, Inc., a Delaware corporation (Telescan).  Former ZiaSun and Telescan stockholders acquired an approximate 75% and 25% ownership interest in INVESTools, respectively.  ZiaSun and Telescan each became wholly owned subsidiaries of INVESTools.

Our subsidiaries are:

•      ZiaSun, which owns 100% of Online Investors Advantage, Inc. (OIA).  OIA owns 100% of the following dormant entities that have no operations:  INVESTools Asia Pacific Pte., Limited (INVESTools Asia), Investor Education California, LLC, INVESTools Hong Kong Ltd. (INVESTools Hong Kong), Seminar Marketing Group, Inc. (SMG) and Memory Improvement Systems, Inc. (MIS).

•      Telescan, which owns 100% of INVESTools Inc., a dormant California corporation with no operations (INVESTools California).

•      SES Acquisition Corp., a California corporation operating under the name 360 Group. We acquired 360 Group in February 2004.  360 Group was a direct marketing agency that offered services such as custom database development and management, strategic planning, media list planning and buying, creative and production services, response management and analytic services.  We acquired 360 Group in order to internalize our marketing department.

•      Prophet Financial Systems, Inc. (Prophet), a California corporation, acquired on January 26, 2005.  Prophet is a Web-based content and services provider that enables active investors to use technical analysis to trade more profitably.  Prophet’s website, www.Prophet.Net, is a premier Web provider of advanced charting technology.

Business Segments

Management analyzes our operations by reviewing financial information regarding products and services that are aggregated into a single operating segment, investor education.

Business Strategy

Our products and services are primarily built around a 5-Step Investing Formula that is designed to teach both experienced and beginning investors how to approach the stock selection process and actively manage their investment portfolios.  Course offerings are generally combined with web-based tools, personalized instruction techniques and ongoing support and are offered in a variety of learning formats, which solidify the students’ understanding of the investing process and help in their effort to take control of their financial future.

We seek to offer students a full range of investor education products that provide lifelong learning.  Generally, students are introduced to our products and services through a free preview event.  Attendees of the preview event are given an invitation to attend a more comprehensive instructor-led live or online workshop or purchase an in-depth online or DVD-based home study program, all of which include subscription access to the Investor Toolbox™ website.  Following completion of the initial workshop or home study program, graduates are offered continuing education and advanced courses to build on what they have learned.  These continuing education bundles often contain personalized one-on-one coaching or starting in 2006 one-to-many online coaching sessions, which are spread out over a period of time and include ongoing support through a live 800-number and a live chat hotline for continuing education assistance. Products are offered under three brands, INVESTools Investor Education, Success Magazine Investor Education and BusinessWeek Investor Education.

Learning Formats

Depending on the brand under which the learning formats are marketed, content and services available to students (i.e., length of workshop, number or length of coaching programs and access to certain Investor Toolbox features) may vary.

•      Preview Event—We offer directly or through partners, a free event that introduces attendees to basic investing concepts and provides a broad overview of the financial markets.  Depending on the brand under which the preview event is marketed, participants may receive a gift for attending.  Attendees are offered an invitation to attend a more comprehensive workshop or purchase an in-depth online or DVD-based home study program.

•      Workshops—We offer one and two-day live, instructor-led investing workshops that cover topics ranging from basic investing principles to advanced strategies.  The workshops provide hands-on experience using our proprietary Investor Toolbox website.  The basic investing principles workshop includes a six month subscription to the Investor Toolbox website as part of the workshop fee.

•      Home Study Programs—We offer most of our courses in an online or DVD-based home study program.  These programs are offered to preview attendees who are unable to attend the instructor-led workshops and workshop graduates seeking to expand their investment knowledge base through advanced courses.  The home study programs provide hands-on training using our proprietary Investor Toolbox website.  The basic investing principles home study course includes a six month subscription to the Investor Toolbox website as part of the home study course fee.

•      Coaching—Our coaching line of products offer investors one-on-one telephone coaching or one-to-many online coaching and support.  The sessions, which are offered for both basic and advanced courses, allow investors to learn at their own pace and successfully apply what they are learning.  One-on-one coaching is offered over a set period of time, depending upon the course.

•      Live Coaching Workshops—Our live coaching workshops provide students with an in depth, interactive learning experience and a low student-to-coach ratio.  These courses are taught by our most experienced coaches.  They included stock and options training as well as more advanced active investing courses.

•      Ongoing Support (web subscriptions)—As long as alumni maintain an active subscription to the Investor Toolbox website, they have unlimited e-mail access to coaches.  Students who participate in the coaching programs also have access to instructors through a Live Chat online support option and coaches through a live 800-number hotline where they can check their work.

•      eLearning (web subscriptions)—Alumni can access a series of topical online tutorials called webinars through our Investor Toolbox website.  The click on demand webinars are designed to walk graduates through the portion of the Investor Toolbox website that relates to the subject being covered.

Course Offerings

•      5-Step Investing Formula—This foundational course is designed to teach both experienced and beginning investors how to select stocks according to a step-by-step, disciplined investing process.  The 5 steps are:  (1) searching for an investment, (2) industry group analysis, (3) fundamental analysis, (4) technical analysis, and (5) portfolio management.  There are no prerequisites to take this course.

•      Basic Options—This course is designed to introduce students to the power of options and teach them how to start trading options which will give them opportunities to increase their profits and diversify their investing strategies.  The course also provides investors with a number of options-related strategies such as puts, covered calls and LEAPS that may help their investment portfolio.  Students must complete the 5-Step Investing Formula prior to taking this course.

•      Advanced Technical Analysis—This course is designed to teach students technical analysis and advanced charting techniques to identify investment opportunities, reduce ambiguity and to give them opportunities to profit in any financial market condition.  The course teaches the skills and discipline to interpret trends and trading opportunities based on the physical behavior of the market as seen through technical analysis and charting techniques.  Students must complete the 5-Step Investing Formula prior to taking this course.

•      Advanced Options—This course is a multi-part course designed to teach students advanced options strategies one step at a time.  Building on the principles taught in our Basic Options course, the Advanced Options course introduces new options strategies such as debit spreads, credit spreads, diagonal spreads, straddles and strangles, index options and butterfly spreads.  Students must complete the 5-Step Investing Formula and Basic Options prior to taking this course.

•      INVESTools Currency Trader™—This course prepares students to trade in the foreign exchange markets using the same risk management skills and principles that professional, institutional and advanced individual currency traders utilize.  The course focuses on technical analysis and advanced charting techniques to help investors identify, analyze and leverage global currency trading opportunities, reduce risk and increase profit potential.  The course provides investors with the proper know-how for taking advantage of the steady stream of unique opportunities created by the constant flow of world events.  There are no prerequisites to take this course.

Continuing Education Programs

Designed for the serious student, our continuing education programs offer students a comprehensive access to a multitude of products at one price point.  Typically investors receive additional online or home study courses, coaching sessions and extended Investor Toolbox website access.  Depending on the brand under which the programs are marketed, content and services available to students (i.e., length of workshop, number of coaching sessions and access to certain online Investor Toolbox features) may vary.

•      Associate Investor Program—In addition to the foundational 5-Step Investing Formula course and initial six month Investor Toolbox website access, the Associate Investor Program provides investors with six 5-Step Investing Formula one-on-one coaching sessions, the Basic Options home study course and six Basic Options one-on-one coaching sessions.

•      Master Investor Program—In addition to the foundational 5-Step Investing Formula course and initial six month Investor Toolbox website access, the Master Investor Program provides investors with six 5-Step Investing Formula coaching sessions, the Basic Options Workshop, Basic Options home study course, six Basic Options coaching sessions and in 2006, a weekly review of one-to-many coaching sessions called Masters Talk. The Master Investor Program also includes the Advanced Technical Analysis and Charting home study course, an additional twelve months of Investor Toolbox website access and a one year VIP pass for basic and alumni workshops.

•      Program of High Distinction—In addition to the foundational 5-Step Investing Formula course and initial six month Investor Toolbox website access, the Program of High Distinction provides investors with six 5-Step Investing Formula coaching sessions, the Basic Options Workshop, Basic Options home study course, six Basic Options coaching sessions, the Advanced Options Workshop, Advanced Options home study course, the Advanced Technical Analysis Workshop and the Advanced Technical Analysis home study course. In 2006, the program is being upgraded to include the Advanced Options weekly coaching one-to-many coaching sessions called Options Trading Room and Advanced Technical weekly coaching one-to-many sessions called Technical Analysis Trading Room. The Program of High Distinction also includes a three day live coaching mentor training class, an additional 24 months of Investor Toolbox website access and a two year VIP pass for basic, alumni and advanced workshops.

•      Active Investing Workshops—Three dynamic, intensive workshops, which were added in early 2005, are offered to students.  Each workshop – one for stocks, one for options and one for currency trading – are designed to offer attendees more sophisticated strategies and technology.  Attendees are taught how to take advantage of shorter-term (intraday to one-week) price swings by closely monitoring the market during open hours and making numerous, quick but well informed decisions to buy, hold or sell.  This aggressive trading technique is based primarily on the real-time technical analysis of volume, key indicators and technical chart patterns and formations.  Each workshop has a low student to coach ratio to give students more personal coaching and deeper comprehension.  With oversight from an experienced instructor, investors practice money management, evaluating and calibrating risk tolerance, monitoring total cash flow and actively managing portfolio growth, all in real time.

Value Added Tools

•      Investor Toolbox—Our Investor Toolbox website gives investors access to the investment tools needed to execute the strategies taught in our investor education programs.  The site has proprietary features that are not accessible on other financial websites, including more than 50 pre-built stock searches, comparative reports, market indicators, market commentary and portfolio tracking features.  An initial six month subscription to the site is included with the purchase of a basic level investing workshop or home study course.  At the end of the initial subscription, graduates are offered renewals for a fee, which depends on the length of the renewal period and whether additional products or services are purchased.  Currently, we offer one to sixty month subscription renewals.

•      Cyber Trader—is a feature that will be added in 2006, the Cyber Trader trading platform will allow graduates to trade without leaving the Investor Toolbox website.

•      OptionsXpress® Trading Platform—is a feature that was added in 2005, the OptionsXpress Trading Platform allows graduates to trade without leaving the Investor Toolbox website.

Sales and Marketing Strategy

Revenue is derived from: (i) the initial sale of our products and services as a result of marketing efforts across multiple acquisition channels which include, but are not limited to, television, print, postal mail, radio, online banner, paid and organic search and email direct marketing campaigns driving customers to either a free preview of investor education products offered at locations near the prospect or the opportunity to speak with a telesales representative about the products offered; and (ii) the additional sale of products and services to graduates as a result of continued interaction with us in workshops, periodic email and direct mail communications and through access to coaches and instructors.

We experienced growth in initial product sales in 2005 as a result of:  (i) continued refinements to our initiated and controlled direct marketing efforts for our own brand, INVESTools, and (ii) expanded relationships with co-marketing partners, such as Money In Training and Success Magazine Investor Education, where the partners are responsible for driving leads and acquiring new customers to the organization.  We experienced significant growth in additional product sales and services to graduates as a result of the introduction of multiple new products and product bundles.

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

(1) We believe that a significant opportunity exists to educate the public about how to make good investment decisions.  A Harris Interactive / Securities Industry Association survey (2) confirmed our belief, citing that as more investment related information has become available to the public through the Internet, and with increasing cases of corporate accounting fraud and financial mismanagement, as well as the need for reform related to the United States Social Security program, investors continue to look to the securities industry to educate them about how to make better investments to secure their financial future.

(1) ICI/SIA Study, Equity Ownership in America, 2004

(2) Harris Interactive Annual SIA Investor Survey, November 2003

Competition

Generally, competitive factors within the educational market include the range and depth of foundational and continuing education course offerings, the quality of instructors and coaches, the quality of reference materials provided in connection with course studies and the cost of the educational process.  We are aware of several companies that provide some level of investor education in similar delivery formats.  However, we believe that:  (i) the depth and quality of our curriculum and training, (ii) the range of our foundational and continuing education course offerings, from beginner to advanced, (iii) our branded and co-marketing product distribution partnerships, (iv) the quality of our instructors and coaches, and (v) our database of prospects and students provide us with a considerable competitive advantage compared to other investor education providers.

Intellectual Property

We have registered and received approval for a number of trademarks in the United States and foreign countries that are important to our future success.  Of critical importance to us is the INVESTools trademark.  The INVESTools trademark is a widely recognized, adopted and endorsed approach to investor education and is associated with quality and reliable service.  Loss of the proprietary use of the INVESTools trademark or a diminution in the perceived quality associated with that name could harm our growth in the investor education industry.  In addition, as a result of acquiring Prophet Financial Systems, Inc. (“Prophet”) we acquired the Prophet trademark and tradename. The Prophet trademark and tradename is a widely recognized charting website that has won various awards and been recognized as a leader in online financial charting applications.

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

Regulatory Compliance

General

With the exception of the general requirement that we and our subsidiaries be registered or qualified to do business in the United States and any foreign countries in which we operate, the products and services provided through the use of our technology currently are not subject to the approval of any government regulatory body.  However, certain foreign countries require that we register with their respective securities and investments commission or similar regulatory body prior to conducting investment-related workshops.  We are registered with the Australian Securities and Investments Commission (ASIC) and have a compliance officer residing in Australia.

We are not a broker-dealer or otherwise engaged in the business of effecting transactions in securities.  We are not an investment advisor or otherwise engaged in providing investment advice or making investment recommendations.

Sales and Marketing

Our products and services are marketed via a number of channels, including television, print, postal mail, radio, online banners, paid and organic search and email direct marketing campaigns, which are regulated by numerous federal and state laws and regulations, including, but not limited to, anti-fraud laws, consumer protection laws, privacy laws, telemarketing laws, telephone solicitation laws and spam laws.  While to date we have not been adversely impacted by any such regulation, management believes that our marketing activities will increasingly be subject to such regulation, which may:  (i) limit our ability to solicit new customers or offer additional products or services to existing customers, and (ii) result in noncompliance, which may subject us to fines or various forms of civil or criminal prosecution.  Such regulation could have an adverse effect on our financial condition and results of operations.  We have reviewed our marketing and sales practices and have made modifications, where required, to ensure compliance.  We continue to monitor the status of existing and proposed regulatory guidelines to ensure compliance.

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

We maintain a corporate Web site at http://www.investools.com, on which investors may access free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q and amendments to those reports as soon as is reasonably practicable after furnishing such material with the SEC.  In addition, we will voluntarily provide electronic or paper copies of our filings free of charge upon request to our Investor Relations department at (801) 816-6918.

Human Resources

At December 31, 2005, we had 486 employees.  Of the 486 employees, 17 percent were employed in customer acquisition related positions, 60 percent were employed in customer fulfillment and retention related positions, 11 percent were employed in technology positions, and 12 percent were employed in administrative and marketing positions.  We also had 7 persons under contract primarily in educational services.

Our key personnel are covered by employment and confidentiality agreements.  No person employed by us, either full-time, part-time or on a contract basis, is covered by a collective bargaining agreement or represented by a union, and we have never experienced a work stoppage due to a protest or related activities.  Management considers relations with our personnel to be good.

Item 1A. Risk Factors That May Affect Future Results

Our business may suffer if we are not successful in developing, maintaining and defending proprietary aspects of technology used in our products and services.

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology.  Litigation may be necessary in the future to enforce our intellectual property rights, to protect trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity.  Any such litigation, even if we prevailed, could be costly, divert resources and could have a material adverse effect on our business, operating results and financial condition.  We can give no assurance that our means of protecting our proprietary rights will be adequate, or that our competitors will not independently develop similar technology.  Any failure by us to protect our intellectual property could have a material adverse effect on our business, operating results and financial condition.  We integrate third-party software into code creating and supporting some of our products and services.  This third-party software may not continue to be available on commercially reasonable terms.  If we are unable to maintain licenses to the third-party software included in the code supporting our product services, features of our products or services could be unavailable, until equivalent software could be developed or licensed and integrated.  This delay could adversely affect our business, operating results and financial condition.

Any negative changes in economic conditions, significant price increases, inflation or adverse events related to various industries, or the willingness of investors to trade could harm discretionary spending and have a material adverse effect.

We believe that the level of public interest in investing, particularly in the securities and option markets as well as electronic trading has significantly influenced the market for these products and services.  The securities markets have experienced substantial volatility in recent periods.  A sharp drop or sustained or gradual decline in securities prices or other developments in the securities markets typically could cause individual investors to be less inclined to invest in the securities markets, which would be likely to result in reduced interest in our investor educational products and services.

We depend on continued growth in use of the Internet and online commerce.

Our ability to expand our delivery platforms and penetrate new markets could be stagnated without continued growth in the use and efficient operation of the Internet.  Web-based markets for information, products and services are new and rapidly evolving.  If Internet usage does not continue to grow or grow slower than anticipated, we may be unable to secure new sponsorship and subscription arrangements for our offerings.  To the extent our business relies on web-based delivery platforms, our operations will also be dependent on adequate network infrastructure, consistent quality of service and availability to customers of cost-effective, high-speed Internet access.  If our systems cannot meet customer demand for access and reliability, these requirements will not be satisfied, and customer satisfaction could degrade substantially, adversely affecting our prospects for market penetration and profitability.

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

We may be liable for invasion of privacy or misappropriation by others of our users’ information, which could adversely affect our reputation and financial results.

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

Federal, state and international laws and regulations impact our operations and may limit our ability to obtain authorization to operate in some states or countries.  Many federal, state and international governmental agencies assert authority to regulate providers of investment education programs.  Although we believe that we are currently in compliance with all such regulations, there can be no assurance that the federal, state or international regulatory structure will not change.  For example, if we were required to comply with, or found to be in violation of, a regulatory body’s current or future licensing or regulatory requirements, we could be subject to civil or criminal sanctions, including monetary penalties.  Additionally, we could be required to incur significant on-going expenses to comply with regulatory requirements or, conceivably, could be barred from providing investment education services in that jurisdiction.  If any of these things occur, it could have a material adverse effect on our business and results of operations and may cause our stock price to decline.

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

We currently access approximately 69% of our revenue through co-branding (Business Week) and co-marketing (Success Magazine and Money in Training) relationships.  Our strategic partners may enter into identical or similar relationships with our competitors, which could diminish the value of the partners for customer acquisition.  Our strategic partners could terminate their relationship with us.  If any of these organizations were to terminate their relationship with us our ability to distribute our product and services could be impaired.  We may not be able to maintain our existing relationships or enter into new strategic relationships.

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

We are from time to time involved in various lawsuits and legal proceedings. While we intend to vigorously defend the lawsuit filed against us by Ross Jardine and True North Academy LLC as described in Item 3 below, an adverse finding could subject us to undetermined penalties. During the fourth quarter of 2005, the litigation with the Australian Securities and Investment Commission was resolved with no material adverse effect on our business and results of operations. Although we currently are not a defendant in any other material legal proceedings, any claim, with or without merit, could result in costly litigation or require us to modify or cease sales of our products or services, any of which could have a material adverse effect on our business and results of operations.

Items 1B. Unresolved Staff Comments

As of December 31, 2005, we have no unresolved comments from the Securities Exchange Commission.

Item 2.            Properties

Our headquarters are currently located in Draper, Utah.  In August 2004, we entered into a 63 month lease agreement for the Draper facility commencing on May 1, 2005.  The month-to-month lease for the Provo, Utah facility was terminated at approximately the same time.

In September 2003, we discontinued the use of a leased office space in Provo, Utah.  As such, this lease was sublet to an independent party for an amount that does not cover in full our lease obligation under the original lease agreement.  Square footage and the monthly rent of this facility are not reflected in the figures shown in the table below.

In addition to the Draper, Utah location, we have leased office space in New York, New York, Houston, Texas, Palo Alto and San Rafael, California.

In November 2005, we entered into a 13 month lease agreement to lease additional office space at our Palo Alto location to accommodate operations previously performed at our San Rafael location that were moved to Palo Alto and expansion of staff in Palo Alto. In the same month, we entered into an agreement with a real estate broker to sublease the San Rafael, California location. We expect this to take place sometime during the first half of 2006. As the facility was not subleased at December 31, 2005, square footage and monthly rent of the San Rafael facility are reflected in the figures shown in the table below.

The following table shows the amount of square footage of our leased facilities and monthly rent as of December 31, 2005:

City	Square Feet Rented	Monthly Rent as of December 2005
Draper	52,000	$53,828
Houston	9,495	19,671
Palo Alto	6,806	18,412
San Rafael	6,016	17,687
New York	235	4,477
	74,552	$114,075

Item 3.            Legal Proceedings

From time to time we are involved in certain legal actions arising in the ordinary course of business.  It is the opinion of management that such litigation will be resolved without a material adverse effect on our liquidity, financial position or results of operations.

On March 4, 2003, a foreign national filed a complaint in the San Diego Superior Court against ZiaSun Technologies, Inc., one of our wholly-owned subsidiaries.  The complaint alleges that certain individuals, who are not parties in the lawsuit, persuaded the plaintiff to purchase shares of ZiaSun common stock and the complaint also alleges a failure to deliver a stock certificate.  ZiaSun does not have any ownership or control of the third party brokerage house from whom plaintiff claims to have purchased stock.  The plaintiff was seeking unspecified damages for the alleged fraud in the sale of the stock.  On February 9, 2005, the court awarded a summary judgment in our favor. In March 2005, the plaintiff filed for an appeal to continue to pursue this litigation. We believe that this matter will be resolved without material adverse effect on us.

In October 2005, the Supreme Court of Queensland, ruled on a lawsuit filed on July 9, 2004, by the Australian Securities and Investment Commission (ASIC) against Online Investors Advantage, one of our wholly-owned subsidiaries (OIA). The Court found that most of the claims pursued by ASIC had not been made out against OIA, but found for ASIC in respect to certain claims, all of which hinged on the Court’s finding that the website was a ‘financial product’, as that term is defined under the Australian Corporations Act. There were no penalties assessed against us as a result of this ruling. On October 31, 2005, the Court dismissed ASIC’s claim regarding the repayment of money to participants at the workshops. Accordingly, $0.3 million of funds previously held in escrow have been released to us. Given OIA’s success on the majority of ASIC’s claims, ASIC was ordered to pay 80% of OIA’s legal costs. Given that ASIC succeeded in respect to a small number of its claims, OIA was ordered to pay 20% of ASIC’s legal costs. The net of these amounts can not be estimated at this time and therefore no amounts have been recorded in the Consolidated Financial Statements. We expect these amounts to be settled in the first half of 2006.

On November 1, 2005, Ross Jardine and True North Academy L.L.C. filed a lawsuit against us in the Third Judicial District Court, Salt Lake City, Utah.  The lawsuit alleges that we abused  Mr. Jardine’s personal identity under Utah state law, his name and likeness, and appropriated the commercial value of Mr. Jardine’s identity and violated his privacy.  In January 2006, we filed our answer and counterclaim and in February 2006 we filed a motion for summary judgment.  We intend to vigorously defend this action.

In February 2006, we filed a complaint against Stock Investor.com, LLC, True North Academy, L.L.C., Wade Hallam, Leroy Hartman and Tony Montoya in the Fourth Judicial Court, Utah County, Utah.  The complaint alleges breach of contract, tortuous interference, violation of the Utah Trade Secrets Act, common law unfair competition, violation of the Utah Unfair Competition Act, common law trademark infringement and trade name infringement, and civil conspiracy.  We are seeking damages and injunctive relief.

We establish liabilities when a particular contingency is probable and estimable.  For contingencies noted above, we have accrued amounts considered probable and estimable.  We are not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on our liquidity, financial position or results of operation.

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

	Company Common Stock
	High	Low
2005
Quarter ended March 31	$5.36	$3.35
Quarter ended June 30	5.74	3.30
Quarter ended September 30	4.65	3.25
Quarter ended December 31	5.50	4.05

2004
Quarter ended March 31	$2.90	$1.51
Quarter ended June 30	2.50	1.71
Quarter ended September 30	2.27	1.58
Quarter ended December 31	3.50	2.10

On March 3, 2006, the closing price of our common stock as reported by the American Stock Exchange was $7.98.  As of January 26, 2006, we had 750 stockholders of record, and as of February 1, 2006 we had 6,814 beneficial holders.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2005, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	4,052,193 – 4,602,193	$2.35	2,247,125 – 2,797,125
Equity compensation plans not approved by stockholders	—	—	—
Total	4,052,193 – 4,602,193	$2.35	2,247,125 – 2,797,125

(1) This amount includes an option we granted to our Chief Executive Officer in 2002.  The vesting of the options is contingent upon an event occurring in the future that currently is not probable.  Based upon the terms of the option, the number of shares issuable upon exercise of the option, if any, will be between 50,000 to 550,000 shares at an exercise price of $0.18 per share.  The option was granted under the INVESTools 2001 Stock Option Plan, which was approved by stockholders.

Issuer Purchases of Equity Securities

There were no stock repurchases during the fourth quarter of 2005.

Item 6.            Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of INVESTools and related footnotes included elsewhere in this document.  The selected consolidated financial data has been derived from the consolidated financial statements of INVESTools.

Statement of Operations

(in thousands, except for share data)

	Years Ended December 31,
	2005	2004	2003	2002	2001

Revenue	$138,621	$97,169	$69,802	$53,923	$51,560
Cost of revenue	92,161	65,659	41,921	25,411	22,794
Selling expense	37,332	24,493	20,669	19,023	18,429
General and administrative expense	24,182	17,843	12,388	14,154	8,458
Special charges	1,077	1,084	673	—	6,454
Net loss before income taxes and cumulative effect of accounting change	(15,628)	(11,719)	(5,771)	(5,401)	(9,151)
Net loss from continuing operations before cumulative effect of accounting change	(15,742)	(11,727)	(7,301)	(5,207)	(9,151)
Cumulative effect of accounting change	—	—	—	(28,417)	—
Net loss available to common stockholders	$(15,742)	$(11,727)	$(7,301)	$(33,669)	$(9,044)
Net loss per common share—diluted:
Net loss from continuing operations before cumulative effect of accounting change	$(0.35)	$(0.26)	$(0.17)	$(0.12)	$(0.28)
Net income from discontinued operations	$—	$—	$—	$—	$0.01
Cumulative effect of accounting change, net of tax	$—	$—	$—	$(0.68)	$—
Net loss per share available to common stockholders	$(0.35)	$(0.26)	$(0.17)	$(0.80)	$(0.27)
Basic and diluted weighted average shares outstanding	44,933	45,045	43,692	41,983	32,684

Balance Sheet Data

(in thousands)

	As of December 31,
	2005	2004	2003	2002	2001

Cash and cash equivalents	$11,466	$10,736	$4,458	$5,160	$5,930
Marketable securities	16,871	13,840	7,808	—	—
Working capital deficit	(47,079)	(18,858)	(9,723)	(5,501)	(3,316)
Total assets	72,699	49,778	26,551	25,305	55,174
Deferred revenue	77,516	40,378	14,520	8,028	4,747
Total stockholders’ (deficit)/equity	(23,739)	(7,232)	3,184	10,284	43,213

Item 7.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Our mission is to educate and empower individual investors to make their own financial decisions to achieve their financial goals at any time or place ,by using the INVESTools Method™ live, by correspondence or online. We hope to establish the INVESTools Method as the most widely recognized, adopted and endorsed approach to investor education.  We offer a full range of investor education products and services that provide lifelong learning and support to self-directed investors   We have more than 209,000 graduates and 68,000 subscribers to our websites.  Our products and services are built around the INVESTools Method, a unique integration of a disciplined investing process, web-based tools, personalized instruction and support.  Our investor education products and services are offered in a variety of learning formats with courses ranging from beginning to advanced, thus addressing the needs of all investor levels.

Concentration Risk

We currently access approximately 69% of our revenue through our co-branding (BusinessWeek) and co-marketing (Success Magazine and Money in Training) relationships.  The loss of one of these partners could have a material adverse effect on our financial performance in the short-term.  However, we are constantly pursuing new student acquisition channels and we believe business from new and existing channels would replace such lost volumes if they were to occur.  There can be no assurance that we will be successful in establishing new channels. In May 2005, we terminated our agreement with CNBC, Inc. (“CNBC”) one of our co-branding partners. As a result of the termination, all CNBC students were offered the opportunity to transition to the INVESTools brand of investor education products and services.

Acquisition of Prophet Financial Systems

In January 2005, we acquired Prophet Financial Systems, Inc. (“Prophet”), a California corporation located in Palo Alto, for $7.9 million in cash.  Prophet creates web-based products that enable active investors to use technical analysis to trade more knowledgably.  We acquired Prophet to add more functionality to our Investor Toolbox website as well as to attract and retain new and existing customers.  At closing, the sellers received a cash payment of $7.9 million. In addition, we incurred $0.6 million of costs related to the acquisition. During the three months ended June 30, 2005, we recorded a receivable amount of $0.1 million from the shareholders of Prophet based on a net working capital adjustment provided for in the merger agreement for a total adjusted purchase price of $8.4 million. The $0.1 million working capital adjustment was recorded as a reduction in goodwill as this represented an adjustment to the purchase price.  The working capital adjustment receivable was paid to us during the three months ended September 30, 2005. In connection with the transaction, Timothy Knight, Prophet’s Chief Executive Officer, President and founder entered into a two-year employment agreement with us as Senior Vice President of Technology.

We believe that the strategic acquisition of Prophet has been instrumental in improving the suite of products available to our students and integral in the development on the new Investor Toolbox website.  Prophet has been managing the development of our new Investor Toolbox website that will be released later in 2006.

Acquisition of 360 Group

In February 2004, we acquired 360 Group a direct marketing company that provided services such as custom database development and management, strategic planning, media and list planning and buying, creative and production services, response management, and analytic services.  We acquired 360 Group to internalize our marketing department and we no longer provide services to third parties.  At closing the sellers received 830,000 shares of our common stock valued at $1,875,000 and $875,000 in cash.  In addition, we incurred $669,000 of cost related to the acquisition, of which $226,000 was paid with 100,000 shares of our common stock.  During the three months ended June 30, 2004, the sellers received an additional cash payment of $213,000 based on a net working capital provision provided for in the merger agreement recorded as additional purchase price resulting in an increase in goodwill.  In October 2004, the sellers received an additional cash payment of $438,000 and 415,000 shares of common stock valued at $842,000 based on 360 Group achieving revenue targets during the three months ended September 30, 2004, which was recorded as additional purchase price.   In connection with the merger, Scott K. Waltz, the former Vice President, Client Services of 360 Group, was named our Senior Vice President, Chief Marketing Officer, and Don Klabunde, the former Chief Technology Officer of 360 Group, was named our Vice President, Chief Information Officer. In April 2005, we entered into a Separation Agreement and General Release with Don Klabunde, our former Vice President and Chief Information Officer.

We entered into a separation agreement and general release in October 2004, with Scott K. Waltz, our former Senior Vice President and Chief Marketing Officer.  The separation agreement required us to pay Mr. Waltz $0.2 million in severance and related benefits.  Additionally, pursuant to the agreement, we repurchased 304,000 shares of our common stock earned as part of the 2004 earnout for $0.7 million as discussed in the previous paragraph.

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

Income Taxes

The provision for income taxes is calculated using the asset and liability method.  Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  We provide valuation allowances against the deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Based on all available information, we do not believe it is more likely than not that our deferred tax assets will be utilized.  In determining the adequacy of the valuation allowance, which totaled $17.7 million as of December 31, 2005, we assess our profitability by taking into account the present and anticipated amounts of domestic and international earnings, as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences.  For financial reporting purposes, we generally provide taxes at the rate applicable for the appropriate tax jurisdiction.

Valuation of Long-Lived Assets, Including Goodwill

We review annually, or more often if events or circumstances indicate a potential impairment exists, goodwill and indefinite lived intangibles for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.  We have completed our annual impairment review during the fourth quarter of 2005.  We did not identify any impairment to our goodwill or indefinite lived intangibles as a result of this review.

We review long-lived assets, including certain amortizable identifiable intangibles, for impairment whenever events or changes in circumstances indicate that we will not be able to recover the asset’s carrying amount in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

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

We sell our products separately and in various bundles that contain multiple deliverables that include coaching sessions, website subscriptions, educational workshops along with other products and services.  In accordance with EITF 00-21, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performance of any undelivered item is probable and substantially in our control.  The fair value of each separate element is generally determined by prices charged when each product is sold separately.  In certain arrangements, we offer these products bundled together at a discount.  The discount is allocated pro rata to each element of revenue based on the relative fair value of each element when fair value support exists for each element in the arrangement.  If fair value of all undelivered elements in an arrangement exists but the fair value does not exist for a delivered element, then revenue is recognized using the residual method.  Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee (after allocation of 100% of any discount to the delivered item) is recognized as revenue.  We provide some limited rights of return in connection with our arrangements.  We estimate our returns based on historical experience and maintain an allowance for estimated returns, which has been reflected as an accrued liability.  Each transaction is separated into its specific element and revenue from each element is recognized according to the following policies:

Product	Recognition policy
Workshop/workshop certificate	Deferred and recognized as the workshop is provided or certificates expire.
Home study	Recognized upon delivery of materials to customer
Online course	Deferred and recognized as services are delivered
Coaching	Deferred and recognized as services are delivered
Website subscriptions and renewals	Deferred and recognized on a straight-line basis over the subscription period
Data licenses	Recognized monthly based on data usage

Deferred revenue arises from subscriptions to the websites, workshops, online courses and coaching services because the payments are received before the delivery of the service has been rendered.  Deferred revenue is recognized into revenue over the period that the services are performed or the contract period expires.  We also sell certificates to attend workshops in the future.  Revenue from these sales is deferred until the certificate is used or expires.

Sales Transaction Volume

	For the year ended December 31,			2005 vs. 2004		2004 vs. 2003
($ in thousands)	2005	2004	2003	Change	%	Change	%
Initial Education
Workshops	$17,086	$17,907	$34,973	$(821)	(5)%	$(17,066)	(49)%
Coaching	250	5,891	4,591	(5,641)	(96)%	1,300	28%
Home study	6,403	4,659	8,220	1,744	37%	(3,561)	(43)%
Initial web time	2,903	3,559	2,899	(656)	(18)%	660	23%
Initial education sales transaction volume	26,642	32,016	50,683	(5,374)	(17)%	(18,667)	(37)%
Continuing Education
Workshops	30,560	14,896	—	15,664	105%	14,896	—
Coaching	68,874	31,974	10,088	36,900	115%	21,886	217%
Home study	21,329	13,284	4,621	8,045	61%	8,663	187%
Renewals	23,038	23,900	10,328	(862)	(4)%	13,572	131%
Other revenue	5,727	6,552	1,545	(825)	(13)%	5,007	324%
Continuing education sales transaction volume	149,528	90,606	26,582	58,922	65%	64,024	241%

Total sales transaction volume	176,170	122,622	77,265	53,548	44%	45,357	59%
Change in deferred revenue	(37,549)	(25,453)	(7,463)	(12,096)	48%	(17,990)	241%
Total Revenue	$138,621	$97,169	$69,802	$41,452	43%	$27,367	39%

	% of Revenue
	2005	2004	2003
Initial Education
Workshops	12%	18%	50%
Coaching	0%	6%	7%
Home study	5%	5%	12%
Initial web time	2%	4%	4%
Initial education sales transaction volume	19%	33%	73%
Continuing Education
Workshops	22%	15%	0%
Coaching	50%	33%	14%
Home study	15%	14%	7%
Renewals	17%	25%	15%
Other revenue	4%	7%	2%
Continuing education sales transaction volume	108%	93%	38%

Total sales transaction volume	127%	126%	111%
Change in deferred revenue	(27)%	(26)%	(11)%
Total Revenue	100%	100%	100%

In the previous table, sales transaction volume (“STV”), which is a non-GAAP financial measure, represents sales transactions generated in each period before the impact of recognition of deferred revenue from prior periods and the deferral of current period sales.  We believe that STV before changes in deferred revenue is an important measure of business volume. See “Cost of Revenue” below for a further discussion of STV.

In the previous table, we have reclassified certain amounts to different categories to be more reflective of the method in which the education is consumed by the student. Certain amounts related to advanced product workshops were reclassified from home study products to workshops and initial subscriptions were reclassified into their own category from workshops. The amounts in the years ended December 31, 2004 and 2003 have been reclassified to conform to the current period’s presentation.

In the table above, initial education revenues consist of the initial sales to students at the initial workshops and sales to new students via our telesales groups. Once the student completes this initial education, which consists primarily of the 5-Step Investing Formula course, they are considered a graduate. Continuing education revenues consist of sales of advanced products and web time renewals sold to graduates.

2005 Compared to 2004

Revenue:

Revenue increased by $41.4 million for the year ended December 31, 2005, when compared to the same period in 2004, as a result of a proportional increase in the sale of the Program of High Distinction due to a full year of sales and Active Investor Series product sales, increased amounts of fulfillment revenue related to coaching sessions and advanced workshops that were sold in previous periods.

Workshops:

Initial workshops sales decreased by $0.8 million for the year ended December 31, 2005, when compared to the same period in 2004, as a result of the revised agreement with one of our co-marketing partners as of August 2004, whereby the partner sells initial workshops at their preview events for which we record no revenue.  The revised agreement was entered into in order to incentivize the co-marketing partner to aggregate more students that would be candidates for continuing education.  Additionally, in May 2005, we terminated our agreement with CNBC, Inc (“CNBC”) one of our co-branding partners,  this termination resulted in no initial workshop sales under the CNBC brand during the year ended December 31, 2005. These decreases were partially offset by an increase in workshop revenues resulting from the expansion of our INVESTools’ branded products marketed through Direct Response Television (DRTV), which was launched in January 2005.

Sales of our continuing education products sold at workshops and by our telesales groups increased $15.7 million for the year ended December 31, 2005, when compared to the same period in 2004, as a result of an increase in the number of graduates purchasing continuing education products, especially the Program of High Distinction, which was first offered in the third quarter of 2004.

Coaching:

Initial sales of coaching sessions decreased by $5.6 million for the year ended December 31, 2005, when compared to the same period in 2004 resulting from coaching sessions no longer being bundled as part of our initial workshop offers, rather they are being offered by our telesales groups as a continuing education offering.

Sales of coaching sessions at continuing education workshops and by our telesales groups increased $36.9 million for the year ended December 31, 2005, when compared to the same period in 2004, primarily due to an increase in the number of graduates purchasing continuing education products, especially the Program of High Distinction, which was first offered in the third quarter of 2004, increased sales of the Masters Program and the introduction of Active Investing Series during 2005.  The Program of High Distinction contains five distinctive live and distance coaching products and the Active Investing Series consists of four days of live coaching related to stocks, options or currency trading.

Home Study:

Initial sales of home study products at our initial workshops and by our telesales groups increased $1.7 million for the year ended December 31, 2005, when compared to the same period in 2004, due to the introduction of home study products at preview events and the introduction of the online home study product during the fourth quarter of 2005.

Sales of home study products sold at our continuing education workshops and by our telesales groups increased $8.0 million for the year ended December 31, 2005, when compared to the same period in 2004, primarily due to an increase in the number of graduates purchasing continuing education products which contain home study components and the introduction of the online 5-step home study during the fourth quarter of 2005.  Continuing education product sales, including a full year of from our Masters Program and Program of High Distinction products, which contain significant home study components, has added to this increase.

Initial Web Time Subscriptions and Renewals:

Initial web time subscriptions sold at initial workshops and by our telesales group decreased by $0.7 million for the year ended December 31, 2005, when compared to the same period in 2004, as a result of a revised agreement with one of our co-marketing partners as of August 2004. The revised agreement provides for the partner to sell initial workshops at its preview events for which INVESTools records no revenue.  The revised agreement was entered into in order to incentivize the co-marketing partner to aggregate more students that would be candidates for continuing education sales.

The revised agreements with our co-marketing partner have resulted in increased graduates. As a result, our telesales groups have focused more sales efforts on continuing education product offerings and away from initial education.

Web time renewals sold by our telesales group decreased by $0.9 million for the year ended December 31, 2005, when compared to the same period in 2004, primarily as a result of an increase in retake workshop certificates and webinars that are bundled with various renewal sales, which decreases the amount of revenue attributed to the renewal itself.

Change in Deferred Revenue:

Change in deferred revenue increased $12.1 million for the year ended December 31, 2005, when compared to the same period in 2004.  The increase was a result of increased sales of continuing education products, which include coaching sessions, advanced workshops and website subscription renewals. Revenue from the coaching sessions, advanced workshops and website subscription renewals is deferred and recognized as services to the student are delivered. We introduced the online 5-Step course in the fourth quarter of 2005, revenues from which are deferred and recognized as services to the student are delivered. The increase in STV was a result of the introduction of the Masters Program and Program of High Distinction in 2004 and the Active Investing Series in 2005, which have course lives of 12-months, 24-months and 6-months, respectively.  Sales of the Masters Program and Program of High Distinction products for the full year during 2005 have caused us to defer revenue over longer contractual periods when compared to the majority of products that were sold during the year ended December 31, 2004, in which we only sold the Masters Program and Program of High Distinction for part of the year as well as increases in sales volumes.  As we execute our lifetime value of the student strategy, more of the sales will be in advanced products or continuing education, where revenue is deferred over longer contractual periods.

2004 Compared to 2003

Revenue:

Revenue increased by $27.4 million for the year ended December 31, 2004, when compared to the same period in 2003, as a result of the introduction of the Program of High Distinction in the third quarter of 2004 and the introduction of the Masters Program early in the first quarter of 2004, along with increased amounts of fulfillment revenue related to coaching sessions and advanced workshops.

Workshops:

Initial workshops sales decreased by $17.1 million for the year ended December 31, 2004, when compared to the same period in 2003, as a result of the revised agreements with one of our co-marketing partners. In December 2003 and August 2004, we revised two separate partner agreements whereby each partner sells initial workshops at its preview events for which we record no revenue. The revised agreements were entered into in order to incentivize the co-marketing partners to aggregate more students that would be candidates for continuing education.  This resulted in a significant decrease in initial workshop sales partially offset by workshops sales generated through our co-branding channels.

Sales of our continuing education products sold at workshops and by our telesales groups increased $14.9 million for the year ended December 31, 2004, when compared to the same period in 2003, as a result of an increase in the number of graduates purchasing continuing education products, the Masters Program offered in the first quarter of 2004 and especially the Program of High Distinction, which was first offered in the third quarter of 2004.

Coaching:

Initial sales of coaching sessions increased by $1.3 million for the year ended December 31, 2004, when compared to the same period in 2003 as a result of full year of sales of our coaching products during 2004 through our co-marketing and one of our co-branding partnerships.

Sales of coaching sessions at continuing education workshops and by our telesales groups increased $21.9 million for the year ended December 31, 2004, when compared to the same period in 2003, primarily due to an increase in the introduction of the Masters Program in the first quarter of 2004 and the Program of High Distinction, in the third quarter of 2004.

Home Study:

Initial sales of home study products at our initial workshops and by our telesales groups decreased by $3.6 million for the year ended December 31, 2004, when compared to the same period in 2003, as a result of the revised agreements with one of our co-marketing partners. In December 2003 and August 2004, we revised two separate partner agreements whereby each partner sells initial workshops at its preview events for which we record no revenue. The revised agreements were entered into in order to incent the co-marketing partners to aggregate more students that would be candidates for continuing education.  This resulted in a significant decrease in initial home study sales partially offset by home study sales generated through our co-branding channels.

Sales of home study products sold at our continuing education workshops and by our telesales groups increased $8.7 million for the year ended December 31, 2004, when compared to the same period in 2003, as a result of an increase in the number of graduates purchasing continuing education products, the Masters Program offered in the first quarter of 2004 and especially the Program of High Distinction, which was first offered in the third quarter of 2004.

Initial Web Time Subscriptions and Renewals:

Initial web time subscriptions sold at initial workshops and by our telesales group increased by $0.7 million for the year ended December 31, 2004, when compared to the same period in 2003, as a result of no longer bundling coaching sessions in preview sales during the end of the second quarter of 2004, resulting in a larger allocation of revenue to the other elements in the arrangement.

Web time renewals sold at workshops and by our telesales group increased by $13.6 million for the year ended December 31, 2004, when compared to the same period in 2003, primarily as a result of an increase in the number of graduates purchasing continuing education products, the Masters Program offered in the first quarter of 2004 and especially the Program of High Distinction, which was first offered in the third quarter of 2004. These bundles include additional web time subscriptions of 24-months and 12-months, respectively.

Change in Deferred Revenue:

Change in deferred revenue increased $18.0 million for the year ended December 31, 2004, when compared to the same period in 2003.  The increase was a result of increased sales of continuing education products, which include coaching sessions, advanced workshops and website subscription renewals. Revenue from the coaching sessions, advanced workshops and website subscription renewals is deferred and recognized as services to the student are delivered. The increase in STV was a result of the introduction of the Masters Program and Program of High Distinction in 2004, which have course lives of 12-months and 24-months, respectively.  These programs have caused us to defer revenue over longer contractual periods when compared to the majority of products that were sold during the year ended December 31, 2003, which only had 6 and 12 month contractual lives.  As we execute our lifetime value of the student strategy, more of the sales will be in advanced products or continuing education, where more revenue is deferred over longer contractual periods.

Cost of Revenue

(in thousands)

	For the year ended December 31,			2005 vs. 2004		2004 vs. 2003
Cost of Revenue	2005	2004	2003	Change	%	Change	%

Revenue	$138,621	$97,169	$69,802	$41,452	43%	$27,367	39%

Partner Commissions	30,688	27,886	23,192	2,802	10%	4,694	20%
Payroll cost	32,858	18,552	9,038	14,306	77%	9,514	105%
Other	28,615	19,221	9,691	9,394	49%	9,530	98%
Cost of Revenue	$92,161	$65,659	$41,921	$26,502	40%	$23,738	57%

	% of Revenue
	2005	2004	2003

Revenue	100%	100%	100%

Partner Commissions	22%	29%	33%
Payroll cost	24%	19%	13%
Other	21%	20%	14%
Cost of Revenue	67%	68%	60%

In the table above, for the years ended December 31, 2004 and 2003, $1.0 million and $0.4 million in payroll costs have been reclassified from general and administrative expense to cost of revenue to conform to current year’s presentation. Additionally, for the year ended December 31, 2004, $4.5 million related to employee commissions were reclassified from partner commissions to payroll costs to conform to current year’s presentation. The reclassification from partner commissions to payroll costs had no effect on the year ended December 31, 2003; therefore, no reclassification adjustment was recorded.

We defer a significant portion of our revenues associated with advanced products to future periods, we recognize costs as they are incurred. These costs consist of solicitation costs, which include employee sales commissions, partner commissions, credit card fees and materials. Since these costs relate to actual sales as they are incurred and not as the revenue is recognized, the analysis in the table below presents a tool for analyzing these costs because the ratios are calculated as a percentage of STV generated in each period. Refer to the Revenue section above for a further description of STV. The calculation of cost of revenue and each of the cost components as a percent of STV in the table below is a non-GAAP financial measure, which management believes provides useful information as it compares the cost of generating sales with the sales recorded in a period, whether those sales were recognized as revenue currently or deferred until future periods. Approximately 27 percent of deferred revenue amounts relate to website subscriptions, for which the remaining fulfillment cost represents an allocation of website costs, which are substantially fixed in nature at current subscriber levels. Another 32 percent of the deferred revenue amounts relate to coaching sessions, of which the remaining fulfillment cost represents labor cost of less than 16-20% of related coaching revenue. The balance of deferred revenue corresponds to additional workshops and workshop certificates for our advanced product sales, for which the remaining fulfillment cost represents the incremental costs of the workshop certificate.

	% of STV
	2005	2004	2003
Sales transaction volume	100%	100%	100%

Partner Commissions	17%	23%	30%
Payroll costs	19%	15%	12%
Other	16%	16%	13%
Total cost of revenue as a percentage of STV	52%	54%	54%

2005 Compared to 2004

Total cost of revenue increased $26.5 million for the year ended December 31, 2005, when compared to the same period in 2004 as a result of increased payroll and venue costs from an increased number of initial workshops delivered under the INVESTools brand introduced in January 2005, the fulfillment of workshops for advanced courses that were sold in previous periods and not fulfilled during 2004 and increased fulfillment of coaching sessions, offset by a decrease in initial workshops delivered under CNBC relationship and a decrease in partner commissions resulting from an increase in INVESTools branded revenue.

Partner commissions consist of amounts that are paid to co-branding and co-marketing partnerships on sales achieved through these channels.  The primary reason for the decrease in the amount of partner commissions as a percentage of STV is due to a change in the mix of revenue, resulting from a decrease in revenue sourced from our co-branding and co-marketing partners, and an increase in INVESTools branded revenue, for which partner commissions are not incurred. Furthermore, as a result of the termination of the relationship with CNBC as a co-branding partner in May 2005, we reversed $0.5 million of accrued partner commissions that were no longer owed to CNBC.

Payroll costs include employee commissions based on a percentage of sales achieved at each event, wages and the associated employee benefit costs. The primary reason for the increase in payroll costs as a percentage of STV was due to increased staffing at workshops to manage the higher volume of students we instructed at those workshops and a change in the commission structure for workshop staff, which drove more continuing education sales. Additionally, the payroll costs within our coaching department increased due to the growth of the department to fulfill the increased demand for our coaching products.

Other costs consist of material costs (including shipping costs), credit card fees, travel expenditures, venue costs and other costs directly related to revenues. These costs remained consistent as a percentage of  STV during the year ended December 31, 2005, when compared to the same period in 2004.

2004 Compared to 2003

Partner commissions consist of amounts that are paid to co-branding and co-marketing partnerships based on sales achieved through these channels.  At the end of December 2003 and August 2004, we entered into revised agreements with our two co-marketing partners, whereby the fulfillment of the initial workshop sales were recorded by the partners which decreased remaining partner commissions paid on continuing education sales.  The primary reason for the increase in the amount of partner commissions is due to our increased revenue for the year ended December 31, 2004 and as a direct result of increases in advanced bundled product sales that are sold at significantly higher prices.  Additionally, partner commissions decreased as a percentage of revenue as a result of modifications of existing arrangements with co-marketing partners.

Payroll costs are commissions based on a percentage of revenues that are paid to employees based on the amount of sales achieved at each event.  Payroll costs increased $9.5 million for the year ended December 31, 2004, when compared to the same periods in 2003.  The primary reason for the increase in payroll costs is due to our increased STV for the year ended December 31, 2004.  The primary reason for the increase in payroll costs as a percentage of STV is due to our increased STV for the year ended December 31, 2004, and increases in advanced bundled product sales that are sold at significantly higher price points with different commission plans.

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

Selling Expenses

	Years Ended December 31,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	Change	%	Change	%
	(in thousands, except percentages)
Marketing (a)	$26,510	$15,814	$9,993	$10,696	68%	$5,821	58%
Other	10,822	8,679	10,676	2,143	25%	(1,997)	(19)%
Total selling expense	$37,332	$24,493	$20,669	$12,839	52%	$3,824	19%

Selling Expenses as a Percentage of Revenue

Marketing (a)	19%	16%	14%
Other	8%	9%	15%
Total selling expense	27%	25%	29%
(a) Includes the related party marketing expense itemized below

Related party selling expense	$—	$—	$501	$—	—%	$(501)	(100)%

In the table above, for the years ended December 31, 2004 and 2003, $0.1 and $0.1 million in other costs have been reclassified from general and administrative expense to selling expense to conform to current year’s presentation.

2005 Compared to 2004

Marketing expenses increased $10.7 million in the year ended December 31, 2005, when compared to the same period in 2004, primarily due to increased spending related to our INVESTools branded events, which are marketed via our DRTV advertising campaign and increased spending on product development costs. These increases were partially offset by a reduction in direct mail, radio and print advertising related to a decrease in marketing expenditures for BusinessWeek and a decrease related to our former co-branding partner CNBC. Selling expense increased as a result of increased headcount at our preview events resulting in increased payroll costs and travel costs and an increase in sales tax expense, partially off-set by a decrease in marketing supplies.  Selling expense as a percentage of STV will continue to increase as we direct source more of our customers under the INVESTools brand as opposed to under partner relationships.

2004 Compared to 2003

Marketing expenses increased $5.8 million in the year ended December 31, 2004, when compared to the same period in 2003, primarily due to an increased spending on direct mail, radio and newspaper advertising associated with our co-branded channels and spending on product development costs.  These increases were partially offset by a reduction in email advertising and a reduction in printing and shipping costs associated with our preview marketing.  Selling expense as a percentage of STV has been decreasing every year as we have been moving towards selling through the co-marketing partners, for which there is no marketing and limited travel and facility related elements of selling cost for us.

General and Administrative Expense

	Years Ended December 31,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	Change	%	Change	%
	(in thousands, except percentages)

Payroll	$12,723	$9,748	$7,232	$2,975	31%	$2,516	35%
Other	11,459	8,095	5,156	3,364	42%	2,939	57%
Total G&A expense	$24,182	$17,843	$12,388	$6,339	36%	$5,455	44%

General and Administrative Expense as a Percentage of Revenue

Payroll	9%	10%	10%
Other	8%	8%	7%
Total G&A expense	17%	18%	17%

In the table above, for the years ended December 31, 2004 and 2003, $1.0 million and $0.4 million have been reclassified from general and administrative expense to cost of revenue to conform to current year’s presentation, respectively. Additionally, for the years ended December 31, 2004 and 2003, $0.1 million and $0.1 million have been reclassified from general and administrative expense to selling expense to conform to current year’s presentation, respectively.

2005 Compared to 2004

For the year ended December 31, 2005, general and administrative expenses increased by $6.3 million compared to the same period of 2004. The increase was primarily attributable to three distinct items. First, the acquisition of Prophet along with a substantial increase in number of associates employed by us led to increases in payroll related costs. Secondly, audit related costs associated with the restatement of our financial statements for fiscal years 2003 and 2002, the completion of the 2004 audit of internal controls over financial reporting, our continued use of consultants to maintain compliance with Section 404 of the Sarbanes Oxley Act of 2002, and increased legal fees related to continued litigation and compliance issues caused our professional fees to significantly increase.  Finally, the move of our headquarters to our new Draper, Utah location and the acquisition of Prophet have led to increases in depreciation, rent, telecommunication costs, and other general and administrative expenses.

2004 Compared to 2003

For the year ended December 31, 2004, general and administrative expenses increased by $5.5 million compared to the same period of 2003.  The increase was primarily attributable to four distinct items.  First, the acquisition of 360 Group increased general and administrative payroll expense.  Secondly, our ongoing litigation in Australia as well as a comprehensive review of course materials lead to an increase in legal expenses.  Thirdly, increased work relating to compliance with Section 404 of the Sarbanes Oxley Act of 2002 and tax issues caused our accounting fees to increase.  Finally, the substantial increase in the number of associates employed by us led to increases in health insurance, rent, travel, and other general and administrative expenses.

Special Charges

	Years Ended December 31,			2005 vs. 2004		2004 vs. 2003
	2005	2004	2003	Change	%	Change	%
	(in thousands, except percentages)

Severance costs	$77	$597	$673	$(520)	(87)%	$(76)	(11)%
Impairment of internal use software	1,000	487	—	513	105%	487	—%
Total special charges	$1,077	$1,084	$673	$(7)	(1)%	$411	61%

2005 Compared to 2004

For the year ended December 31, 2005, severance costs decreased by $0.5 million, compared to year ended December 31, 2004. The reason for the decrease in severance costs was due to a decrease in number of executive employees whose employment was terminated in 2005 compared to 2004. For the year ended December 31, 2005, impairment of internal use software increased by $0.5 million, when compared to the same period of 2004. The reason for the increase in impairment charges was a result of an impairment on an internal database development project that was abandoned during 2005 in favor of third party enterprise risk planning and client relationship management software.

2004 Compared to 2003

For the year ended December 31, 2004, severance costs decreased by $0.1 million, when compared to the same period of 2003. The reason for the decrease in severance costs was due to a decrease in number of executive employees whose employment was terminated in 2004 compared to 2003. For the year ended December 31, 2004, impairment of internal use software increased by $0.5 million, when compared to the same period of 2003. The reason for the increase in impairment charges was a result of an impairment on a website development project that was abandoned during 2004.

Liquidity

Cash Flows

2005 Compared to 2004

At December 31, 2005, our principal sources of liquidity consisted of $28.3 million of cash and cash equivalents and marketable securities as compared to $24.6 million at December 31, 2004, as well as cash generated from operations.

Net cash provided by operating activities was $24.9 million at December 31, 2005, compared to $17.5 million net cash provided by operating activities during 2004.  The primary reasons for the increase in operating cash flows was an increase of $11.7 million in deferred revenue resulting from the growth in sales of continuing education products discussed above in revenue, increases in accrued payroll of $0.8 million resulting from increased headcount, accrued tax liabilities of  $1.2 million resulting from increased sales volumes, $1.2 million increase in other assets associated with prepaid advertising costs, offset by a decrease in accounts payable of $4.5 million and other current liabilities of $3.2 million.

At December 31, 2005, net working capital increased by $8.0 million, to $21.1 million compared to $13.1 million at December 31, 2004, excluding current portion of deferred revenue, which is substantially a non-cash liability. Short-term deferred revenue increased $36.3 million, to $68.2 million at December 31, 2005, compared to $31.9 million at December 31, 2004.  The primary reason for the increase in net working capital before consideration of the current portion of deferred revenue was due to increases in restricted cash, marketable securities, decreases in accounts payable, increase in accounts receivable and cash and cash equivalents, partially offset by increases in accrued tax liabilities and accrued payroll. At December 31, 2005, long-term portion of deferred revenue increased $0.9 million, to $9.3 million compared to $8.4 million at December 31, 2004, as a result of the continued success of our Program of High Distinction product bundle that contains various advanced workshops and coaching sessions resulting in an increase in deferred revenue that will be recognized over the 24 month contractual period in addition to sales of web time renewals that extend beyond 12 months.

We invest our excess cash balances in government agency securities that are earning approximately a 3.9% average rate of interest and have laddered maturities through 2007. At December 31, 2005, we have $16.9 million invested in marketable securities compared to $13.8 million at December 31, 2004. During 2005, several investments matured providing proceeds from the maturity of investments of $7.7 million as compared to $10.7 million from the sales and maturity of investments in 2004. During 2005, we purchased $10.8 million in additional marketable securities compared to $16.8 million for the same period in 2004. The proceeds were utilized to fund our growing capital expenditures, acquisition of Prophet, repurchase of our common stock and secure additional cash deposits with our merchant vendors. During 2005, the restricted cash securing one of our merchant vendors was increased by $3.0 million as a result of increased sales from our continued growth being processed by this merchant vendor. In addition, the funds previously held in escrow of $0.3 million related to the ASIC litigation were released by Australian Courts during the fourth quarter of 2005.

In June 2004, we authorized a stock repurchase program under which we can repurchase up to 3.5 million shares over a two year period.  During 2005, we repurchased 0.3 million shares of our common stock for a total cost of $1.4 million.  At December 31, 2005, the remaining repurchase authorization under this program totaled 2.1 million shares.

We expect that our current cash and cash equivalents and marketable securities balances and cash flows from operations will be sufficient to meet our working capital and other capital requirements for the foreseeable future.

Contractual Obligations and Commercial Commitments

We have various financial obligations and commitments in the ordinary course of conducting business.  We have contractual obligations requiring future cash payments under existing contractual arrangements, such as management, consulting and non-competition agreements.

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2005 (in thousands).

Payments due by period	Capital leases(1)	Operating leases(2)	Data & communication purchase agreements(3)	Management employment agreements(4)	Total contractual obligations
2006	$172	$959	$520	$1,100	$2,751

1 – 3 Years	516	2,446	343	271	3,576
Thereafter	71	393	—	—	464
Total Payments	759	$3,798	$863	$1,371	$6,791

Less: Amount representing interest (8.0%)	121

Present value of lease payments	638

Less: Current portion	125

Long-term portion	$513

(1) Our capital leases include telecommunications equipment.  The terms of the agreements vary from 2006 until 2010.

(2) Our operating leases include office space and operating facilities.  The terms of the agreements vary from 2006 until 2010.

(3) We have supply contracts with various vendors of financial data and communications services providing for minimum monthly commitments. These contracts have terms from 2006 to 2007.

(4) We have entered into agreements with certain senior executives that require us to make cash payments over the contractual periods.

In March 2004, the employment agreement for the Chief Executive Officer was extended for three years.  Under the terms of the extended agreement we will be obligated to pay $425,000 in 2006, and $71,000 in 2007.

In January 2005, an employment agreement for the Chief Financial Officer was executed for two years.  Under the terms of this agreement we will be obligated to pay $225,000 in 2006.

In December 2005, an employment agreement for the Senior Vice President and Chief Marketing /Product Development Officer was executed. Under the terms of this agreement, we will be obligated to pay $200,000 in 2006.

In March 2006 we amended an employment agreement for the Vice President of Technology to extend the term of the agreement to two years.  Under the terms of this agreement, originally executed in conjunction with the acquisition of Prophet, we will be obligated to pay $200,000 in 2006 and 2007.

We expect to implement a new enterprise resource planning and client relationship management system during fiscal 2006. The estimated cost for this implementation including consulting charges to be incurred in 2006 is estimated to be between $7.0-$8.0 million.

We will complete the development of the new Investor Toolbox website during 2006, with an estimated cost of completion to be incurred in 2006 of $4.0-$5.0 million, which includes costs to third parties and payroll costs associated with internal resources that are developing the new Investor Toolbox website.

Issued But Not Yet Adopted Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment.  SFAS No. 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  It also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees.  The provisions of this statement are effective for annual periods beginning after January 1, 2006.  We expect to transition to the new guidance using the modified prospective method. Because we already follow SFAS No. 123, the adoption of SFAS No. 123R is not expected to have a material impact on our financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, which would be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  The adoption of SFAS No. 151 is not expected to have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.  The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The amendment also eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 is not expected to have a material impact on our financial statements.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates.  During 2005, we invested excess cash in marketable securities that are subject to interest rate risk, which is not considered to be material to us.  Based on our net loss of $15.7 million for the year ended December 31, 2005, a 1% change in average interest rates on our marketable securities would have increased or decreased our net loss by $0.2 million. We do not enter, or intend to enter, into derivative financial instruments for trading or speculative purposes.

Item 8.            Financial Statements and Supplementary Data

The financial statements are filed pursuant to Item 15(a)1.

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

Item 9A.         Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is accumulated and communicated to our management including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as of December 31, 2005.  Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K (“Report”) due to the material weakness described below (Item 9A.b.).

b) Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2005, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of management's assessment, management identified the following material weakness in internal control over financial reporting as of December 31, 2005:

Revenue recognition systems. Information systems associated with accounting for revenue were inadequate to appropriately identify specific customer transactions and facilitate the recognition of revenue in accordance with Generally Accepted Accounting Principles. Accordingly, data from the information system related to revenue had to be adjusted using spreadsheet-based analyses. The internal controls surrounding these manual processes did not operate effectively. Specifically, the company did not have effective review and monitoring controls in place to identify errors in the manual process. As a result, material misstatements were identified in the company's revenue that were corrected prior to the issuance of the 2005 consolidated financial statements.

Because of the material weakness described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2005.

The Company acquired Prophet Financial Systems (the “acquired entity”) during 2005.  Management excluded from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, the acquired entity’s internal control over financial reporting associated with total consolidated assets of $10.0 million and total revenues of $3.5 million included in the consolidated financial statements of INVESTools and our subsidiaries as of and for the year ended December 31, 2005.

The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on management’s assessment of our internal control over financial reporting.  Their report is included in Item 9A(d).

c) Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Plan for Remediation

While we have not fully remediated the material weakness relating to revenue recognition systems, we have implemented systems and controls to appropriately capture sales transactions and appropriately apply our revenue recognition policies and procedures.  During 2005, we accomplished the following:

•      Established and hired a full-time position, Revenue Manager, within the accounting organization which oversees the manual and systematic processes involved in the monthly recording of revenue.

•      Developed and implemented a monthly process for the capture and calculation of each of our revenue streams to ensure revenue is recorded correctly at the product and order level.

•      Created and implemented revenue recognition templates for each product sold and/or combination of products sold which is utilized by each person in order entry and accounting that is involved in the revenue recognition process.

•      Entered into an agreement with a software vendor to configure and implement revenue recognition software.  The software is expected to be implemented in the first half of 2006.

•      Engaged a nationally recognized consulting firm to assist with the selection, configuration and deployment of an integrated enterprise resource planning and customer relationship management technology solution, which will include order entry, revenue recognition and all related financial modules.  Implementation of this technology is expected to occur in the second half of 2006.

d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

INVESTools Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A.(b)), that INVESTools Inc. (“the Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance  with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination or control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: As of December 31, 2005, the Company’s information systems associated with accounting for revenue were inadequate to appropriately identify specific customer transactions and facilitate the recognition of revenue in accordance with Generally Accepted Accounting Principles. Accordingly, data from the Company’s information system related to revenue had to be adjusted using spreadsheet-based analyses. The internal controls surrounding these manual processes did not operate effectively.  Specifically, the company did not have effective review and monitoring controls in place to identify errors in the manual process. As a result, material misstatements were identified in the company's revenue that were corrected prior to the issuance of the 2005 consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets as of December 31, 2005 and 2004, and the related Consolidated Statements of Operations, Changes in Stockholders’ (Deficit)/Equity and Comprehensive Loss, and Cash Flows for each of the years in the three-year period ended December 31, 2005. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 06, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired Prophet Financial Systems (the “acquired entity”) during 2005, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, the acquired entity’s internal control over financial reporting associated with total assets of $10.0 million and total revenues of $3.5 million included in the consolidated financial statements of the Company and subsidiaries as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the acquired entity.

KPMG LLP

Salt Lake City, Utah

March 6, 2006

Item 9B. Other Events

On March 3, 2006, we entered into an Amended and Restated Executive Agreement with Timothy Knight, our Senior Vice President of Technology. The amended agreement extends the term of Mr. Knight’s employment one additional year to January 29, 2008, and provides for a base salary of $200,000 for 2006 and 2007. All other terms of his original Executive Employment Agreement were amended.

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

10.16

Executive Employment Agreement dated January 26, 2005, by and between INVESTools and Timothy Knight. (Incorporated by reference from INVESTools’ Current Report on Form 8-K filed on February 1, 2005.)(1)

10.17	Executive Employment Agreement, dated as of January 17, 2005, between INVESTools and Ida Kane. (Incorporated by reference from INVESTools’ Current Report on Form 8-K filed on January 19, 2005.)(1)
10.18

Employment Agreement, dated December 9, 2003 and effective as of March 4, 2004, between INVESTools and Lee Barba. (Incorporated by reference from INVESTools’ Current Report on Form 8-K filed on December 13, 2004.)(1)

10.19

Separation Agreement and General Release, dated October 19, 2004 and effective as of October 13, 2004, between INVESTools and Scott K. Waltz. (Incorporated by reference from INVESTools’ Current Report on Form 8-K filed on October 25, 2004.)(1)

10.20	Executive Employment Agreement, dated December 8, 2005 between INVESTools and Ainslie J. Simmonds (Incorporated by reference from INVESTools’ Current Report on Form 8-K filed on December 14, 2005)(1)
10.21	Transition Agreement dated May 2, 2005, by and between INVESTools and CNBC, Inc. (Incorporated by reference from INVESTools’ Current Report on Form 8-K filed May 4, 2005.)
10.22*	Amendment to Executive Employment Agreement, dated March 3, 2006, between INVESTools and Timothy Knight.
21.1*	Subsidiaries of INVESTools.
23.1*	Consent of KPMG LLP.
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer

*              Indicates documents filed herewith.

(1)           Management contracts or compensation plans or arrangements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Draper, State of Utah, on March 6, 2006.

INVESTools Inc.

By:	/s/ LEE K. BARBA
Lee K. Barba, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated

Signature	Title	Date

PRINCIPAL EXECUTIVE OFFICER:

/s/ LEE K. BARBA	Chief Executive Officer and Chairman of the Board	March 6, 2006
Lee K. Barba

PRINCIPAL FINANCIAL / ACCOUNTING OFFICER:

/s/ IDA K. KANE	Chief Financial Officer	March 6, 2006
Ida K. Kane

DIRECTORS:

/s/ DOUGLAS T. TANSILL	Director	March 6, 2006
Douglas T. Tansill

/s/ MICHAEL H. GOLDSMITH	Director	March 6, 2006
Michael H. Goldsmith

/s/ F. WARREN MCFARLAN	Director	March 6, 2006
F. Warren McFarlan

/s/ HANS VON MEISS	Director	March 6, 2006
Hans von Meiss

/s/ STEPHEN C. WOOD	Director	March 6, 2006
Stephen C. Wood

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

INVESTools Inc.:

We have audited the accompanying consolidated balance sheets of INVESTools Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2005.  In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of INVESTools Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of INVESTools Inc. internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2006 expressed an unqualified opinion on management’s assessment of  and an adverse opinion on the effective operation of internal control over financial reporting.

KPMG LLP

Salt Lake City, Utah

March 6, 2006

INVESTOOLS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$11,466	$10,736
Marketable securities	16,871	13,840
Accounts receivable, net of allowances of $55 and $7, respectively	3,353	2,194
Current portion of restricted cash	4,722	384
Other current assets	3,133	2,493
Total current assets	39,545	29,647

Long-term restricted cash	366	1,876
Goodwill	18,085	14,315
Intangible assets, net of accumulated amortization of $1,891 and $508, respectively	5,199	2,152
Furniture and equipment, net of accumulated depreciation of $2,403 and $1,073, respectively	8,890	1,574
Other long-term assets	614	214

Total assets	$72,699	$49,778

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of deferred revenue	$68,215	$31,957
Accounts payable	3,210	4,994
Accrued payroll	3,522	2,178
Accrued tax liabilities	7,359	5,103
Other current liabilities	4,193	4,273
Current portion of capital lease	125	—
Total current liabilities	86,624	48,505

Long-term portion of deferred revenue	9,301	8,421
Long-term portion of capital lease obligations	513	—
Other long-term accrued liabilities	—	84
Total liabilities	96,438	57,010

Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000 shares authorized; no shares issued and outstanding December 31, 2005 and 2004, respectively	—	—
Common stock, $0.01 par value; 60,000 shares authorized; 44,754 and 44,966 shares issued and outstanding at December 31, 2005 and 2004, respectively	447	449
Additional paid-in capital	131,162	129,097
Accumulated other comprehensive loss	(116)	(32)
Deferred stock compensation	(3,742)	(998)
Accumulated deficit	(151,490)	(135,748)

Total stockholders’ deficit	(23,739)	(7,232)

Total liabilities and stockholders’ deficit	$72,699	$49,778

See accompanying notes to these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2005	2004	2003

Revenue	$138,621	$97,169	$69,802
Costs and expenses:
Cost of revenue	92,161	65,659	41,921
Selling expense	37,332	24,493	20,168
Related party selling expense	—	—	501
General and administrative expense	24,182	17,843	12,388
Special charges	1,077	1,084	673
Total costs and expenses	154,752	109,079	75,651
Net loss from operations	(16,131)	(11,910)	(5,849)
Other income (expense):
Gain (loss) on sale of assets	(93)	(77)	4
Interest income (expense) and other, net	596	268	74
Total other income	503	191	78
Net loss before income taxes	(15,628)	(11,719)	(5,771)
Income tax expense	114	8	1,530
Net loss	$(15,742)	$(11,727)	$(7,301)

Net loss per common share—basic and diluted	$(0.35)	$(0.26)	$(0.17)
Basic and diluted weighted average shares outstanding	44,933	45,045	43,692

See accompanying notes to these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
AND COMPREHENSIVE LOSS

(in thousands)

		Common Stock		Additional	Accumulated Other	Deferred		Total Stock-

	Comprehensive Loss	Outstanding Shares	Par Value	Paid-In Capital	Comprehensive Loss	Stock Compensation	Accumulated Deficit	holder’s Equity

Balance, December 31, 2002	$(33,624)	43,206	$432	$126,663	$—	$(91)	$(116,720)	$10,284
Issuance of common stock for bonuses	—	1,154	12	277	—	—	—	289
Repurchase of common stock	—	(268)	(3)	(198)	—	—	—	(201)
Stock issued due to option exercise	—	82	1	54	—	—	—	55
Issuance of restricted stock	—	15	—	12	—	(12)	—	—
Deferred stock compensation	—	—	—	250	—	(250)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	60	—	60
Net loss	(7,301)	—	—	—	—	—	(7,301)	(7,301)
Unrealized losses on marketable securities, net	(2)	—	—	—	(2)	—	—	(2)
Balance, December 31, 2003	$(7,303)	44,189	$442	$127,058	$(2)	$(293)	$(124,021)	$3,184
Repurchase of common stock	—	(1,054)	(11)	(2,202)	—	—	—	(2,213)
Stock issued due to option exercise	—	487	5	316	—	—	—	321
Issuance of common stock for acquisition	—	1,344	13	2,930	—	—	—	2,943
Deferred stock compensation	—	—	—	992	—	(992)	—	—
Amortization of deferred stock compensation	—	—	—	3	—	287	—	290
Net loss	(11,727)	—	—	—	—	—	(11,727)	(11,727)
Unrealized losses on marketable securities, net	(30)	—	—	—	(30)	—	—	(30)
Balance, December 31, 2004	$(11,757)	44,966	$449	$129,097	$(32)	$(998)	$(135,748)	$(7,232)
Repurchase of common stock	—	(343)	(3)	(1,391)	—	—	—	(1,394)
Stock issued due to option exercise	—	126	1	136	—	—	—	137
Issuance of restricted stock	—	5	—	16	—	(16)	—	—
Deferred stock compensation	—	—	—	3,304	—	(3,304)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	576	—	576
Net loss	(15,742)	—	—	—	—	—	(15,742)	(15,742)
Unrealized losses on marketable securities, net	(84)	—	—	—	(84)	—	—	(84)
Balance, December 31, 2005	$(15,826)	44,754	$447	$131,162	$(116)	$(3,742)	$(151,490)	$(23,739)

See accompanying notes to these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(15,742)	$(11,727)	$(7,301)
Reconciling adjustments:
Depreciation and amortization	2,714	960	596
Deferred taxes	114	—	2,830
Provision for sales return reserve	1,882	1,652	1,550
Provision for bad debt expense	54	3	142
Stock compensation expense	576	290	349
Provision for inventory reserve	123	171	—
Loss on sale of assets	93	77	4
Amortization of discount on marketable securities	—	—	30
Impairment of internally capitalized software	1,000	486	—
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable	(995)	(1,525)	214
Restricted cash	369	(384)	—
Other current assets	(1,085)	(2,273)	(87)
Accounts payable	(1,894)	2,610	(1,679)
Deferred revenue	37,001	25,290	6,492
Accrued payroll	1,266	425	427
Other current liabilities	(2,824)	382	(351)
Accrued tax liabilities	2,256	1,062	4,222
Net cash provided by operating activities	24,908	17,499	7,438

Cash flows from investing activities:
Purchases of marketable securities	(10,836)	(16,776)	(8,370)
Proceeds from sales of marketable securities	7,735	10,731	600
Proceeds from sales of equipment	40	—	—
Purchases of fixtures, furniture and equipment	(8,823)	(1,456)	(771)
Cash paid in business acquisitions, net of cash received	(7,777)	(62)	—
Net cash used in investing activities	(19,661)	(7,563)	(8,541)

Cash flows from financing activities:
Payment on capital lease obligations and notes payable	(66)	(253)	(14)
Changes in restricted cash	(3,194)	(1,513)	561
Repurchase of stock	(1,394)	(2,213)	(201)
Exercise of stock options	137	321	55
Net cash (used in) provided by financing activities	(4,517)	(3,658)	401

Increase (decrease) in cash and cash equivalents:	730	6,278	(702)
Cash and cash equivalents:
Beginning of year	10,736	4,458	5,160
End of year	$11,466	$10,736	$4,458

See accompanying notes to these consolidated financial statements

1.             THE COMPANY

INVESTools Inc. (the Company) is a leader in investor education.  The Company’s mission is to educate and empower individual investors to make their own financial decisions to achieve their financial goals at any time or place, by using the INVESTools Method™ live, by correspondence or online. The Company hopes to establish the INVESTools Method™ as the most widely recognized, adopted and endorsed approach to investor education.  The Company offers a full range of investor education products and services that provide lifelong learning and support to self-directed investors to help them improve their investment performance.  The Company’s products and services are built around the INVESTools Method, a unique integration of a disciplined investing process, web-based tools, personalized instruction and support.  Its investor education products and services are offered in a variety of learning formats with courses ranging from beginning to advanced for all investor levels.

In January 2005, the Company relocated its corporate headquarters from Houston, Texas to Salt Lake City, Utah, and then to Draper, Utah in May 2005.  We also maintain offices in New York, New York; Houston, Texas; Palo Alto, California and San Rafael, California.

Concentration Risk

The Company currently accesses approximately 69% of its revenue from students through its co-branding (BusinessWeek) and co-marketing (Success Magazine and Money in Training) relationships.  The loss of one of these partners could have a material adverse effect on our financial performance in the short-term.  In May 2005, the Company entered into a termination agreement with CNBC, Inc. (“CNBC”) one of its co-branding partners. Under the terms of the agreement, all CNBC students were offered the opportunity to transition to the INVESTools brand of investor education products and services.  The CNBC Investor Education co-branded relationship between CNBC and INVESTools was discontinued. Commissions of $0.5 million that had been accrued as a result of the original agreement from September 30, 2004 to May 2, 2005 were not required to be paid as part of the termination. Accordingly, during the three month period ended June 30, 2005 the Company recorded a $0.5 million reversal of partner commissions no longer owed as a result of the agreement, as part of the termination, the Company paid CNBC approximately $0.8 million, which was recorded as other current liabilities, representing the commissions owed by the Company to CNBC for the quarterly period ended September 30, 2004.

The Company pays commissions to its co-marketing and co-branding partners for sales that are generated through the various partners’ channels.  The rates at which partners are paid commissions varies depending on the partner, the products sold to the customer, and the sales channel through which the sale is made.  Commissions are expensed as incurred at the time of sale.

At the end of 2003, the Company revised one of its co-marketing partner’s commission agreements and in August of 2004, the Company revised another one of its co-marketing partner’s commission agreements. The revised agreements were entered into in order to incent the co-marketing partners to aggregate more students that would be candidates for continuing education.  These revisions resulted in the Company increasing the amount of commission rates paid for initial customer acquisition sales generated at preview events through these co-marketing channels and a reduction in the commission rates paid for customer continuing education sales.

Corporate Background

The Company was incorporated in Delaware on May 21, 2001, and began operations on December 6, 2001, as a result of a merger between ZiaSun Technologies, Inc., a Nevada corporation (ZiaSun), and Telescan, Inc., a Delaware corporation (Telescan).  Former ZiaSun and Telescan stockholders acquired an approximate 75% and 25% ownership interest in the Company, respectively.  ZiaSun and Telescan each became wholly owned subsidiaries of the Company.

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

•      Telescan, which owns 100% of INVESTools Inc., a dormant California corporation with no operations (INVESTools California).

•      SES Acquisition Corp., a California corporation operating under the name 360 Group.  The Company acquired 360 Group in February 2004.  360 Group was a direct marketing agency that offered services such as custom database development and management, strategic planning, media list planning and buying, creative and production services, response management and analytic services.  The Company acquired 360 Group in order to internalize its marketing department.

•      Prophet Financial Systems, Inc. (Prophet), a California corporation, acquired by the Company in January 2005.  Prophet is a Web-based content and services provider that enables active investors to use technical analysis to trade more profitably.  Prophet’s website, Prophet.Net, is the premier Web provider of advanced charting technology.

2.             SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries for which the Company exercises control.  All intercompany transactions have been eliminated.

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and the reported amounts of sales return reserve, revenues and expenses.  Management believes the most significant estimates and assumptions are associated with the valuation of intangibles, goodwill, taxes and the sales returns reserve.  If the underlying estimates and assumptions upon which the financial statements are based change in future periods, actual amounts may differ from those included in the accompanying consolidated financial statements.

Financial Instruments

The carrying value of the Company’s financial instruments approximate fair value.  Financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and other accrued liabilities.

Cash Equivalents

The Company considers all investments with an original maturity to the Company of three months or less to be cash equivalents.  These investments primarily consist of money-market accounts. At December 31, 2005, and 2004, cash equivalents were $9.6 million, and $2.1 million, respectively.

The amounts included in the consolidated financial statements approximate fair value at the balance sheet date.  The Company maintains deposits in banks, which may exceed the amount of federal deposit insurance available.  Management believes the potential risk of loss on these accounts to be minimal.

Marketable Securities

Management considers all of its investments as available-for-sale.  Accordingly, marketable securities are stated at fair value, with unrealized gains and losses presented net of tax and reported as a separate component of stockholders’ deficit.  Realized gains and losses are recognized using the specific identification method.  Gains are recognized when realized and are recorded in the accompanying Consolidated Statement of Operations in other expense.  Losses are recognized as realized or when management has determined an other-than-temporary decline in fair value has occurred.

Accounts Receivable

Approximately 99% of the revenue received for workshops, products, and web site subscriptions are paid by credit cards.  Receivables from customers billed for other services are reserved when collection becomes doubtful.

In 2001, in connection with the sale of two companies, the Company received notes receivable from the buyers totaling $150,000 due in two equal installments on June 15, 2003 and 2004.  No payment was received on June 15, 2003 and 2004.  In December 2004, the Company settled for $85,000, which was reported as interest income and other.

Allowance for Sales Returns

Provisions for sales return reserves primarily relate to products and service arrangements and are recorded as a reduction to revenue and deferred revenue.  These provisions are made based on historical experience and changes in customer preferences.  At December 31, 2005, 2004 and 2003, allowance for sales returns of $1.5 million, $1.2 million and $1.1 million, respectively, are included as part of other current liabilities in the accompanying Consolidated Balance sheets.

Inventories

Inventories are stated at the lower of cost or market value (using the first-in, first-out method).  The Company’s inventories consist of manuals and DVDs that comprise the Company’s educational products.  At December 31, 2005 and 2004, $0.9 million and $1.3 million in net inventories are included as part of other current assets in the accompanying Consolidated Balance Sheets.

Restricted Cash

The Company uses merchant account vendors to process credit card transactions.  Under the terms of these agreements, the merchant account vendor has the right to withhold credit card funds to cover charge backs in the event the Company is unable to honor its commitments.  Such funds can be held for up to a year after the Company has terminated its relationship with the merchant account vendor.  At December 31, 2005 and 2004, the Company has $5.1 million and $1.9 million, respectively, of funds due from merchant account vendors.  Of the $5.1 million in restricted cash $4.5 million is secured by a $4.5 million letter of credit in favor of one of the merchant vendors. At December 31, 2005, no funds have been drawn against this letter of credit.

The Company also reclassified $0.3 million from restricted cash to cash and cash equivalents during the fourth quarter of 2005 due to the release of funds held in escrow in connection with the ASIC litigation that were released by the Australian Courts during the fourth quarter of 2005 (See note 8).

Furniture and Equipment

Furniture and equipment is stated at cost less accumulated depreciation.  Depreciation is calculated on a straight-line method over the estimated useful lives of the assets, which range from two to five years.

Depreciation expense was approximately $1.3 million, $0.6 million and $0.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The following is a detail of our furniture and equipment (in thousands):

	2005	2004
Furniture and equipment:
Computer and office equipment	$4,508	$2,127
Furniture	1,273	296
Software development in process	5,065	—
Leasehold improvements	447	224
Total furniture and equipment	11,293	2,647
Less: accumulated depreciation and amortization	(2,403)	(1,073)
Furniture and equipment, net	$8,890	$1,574

The Company capitalizes the costs of software developed for internal use in compliance with Statement of Position, SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.  At December 31, 2004, there were no costs capitalized for computer software developed for internal use (see Note 9).  As of December 31, 2005, there were $5.1 million in costs capitalized for computer software developed for internal use included in software development in process above (see Note 9). The projects associated with the costs capitalized for internal use software have not been completed at December 31, 2005; therefore, no amortization has been taken on these amounts.  Amortization of software developed for internal use begins when the internal use software is ready for its intended use, and is calculated on a straight-line basis over the estimated use of the product.

Goodwill and Other Indefinite Lived Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or, more frequently upon the occurance of a triggering event. The Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step the fair value for the reporting unit is compared to its book value including goodwill. In the event that the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting units (currently we have a single reporting unit). If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment. The Company performed its impairment assessment on goodwill, in accordance with the methods prescribed above. The Company concluded that no impairment existed during or as of December 31, 2005.

Indefinite lived intangible assets are tested for impairment annually, or, more frequently upon the occurance of a triggering event. The Company evaluates the recoverability of indefinite lived intangible assets by comparing the indefinite lived intangible assets book value to its fair value. The fair value for indefinite lived intangible assets is determined by performing an undiscounted cash flow analysis based on cash flows directly attributable to the indefinite lived intangible asset. If the fair value of the indefinite lived intangible assets is less than book value, the difference is recognized as an impairment.

For further information regarding Goodwill and Other intangible assets, refer to Note 5.

Long Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as property, equipment and definite-lived intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows of the related asset or group of assets over their remaining lives.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset.  Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.

During 2005 and 2004, the Company recognized an impairment loss of $1.0 million and $0.5 million, respectively, as a result of the Company’s abandonment of certain computer software development projects.  The Company did not recognize any impairment of long-lived assets during the year ended December 31, 2003.

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

The Company sells its products separately and in various bundles that contain multiple deliverables that include one-on-one coaching sessions, website subscriptions, educational workshops along with other products and services.  In accordance with EITF 00-21, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performances of any undelivered item is probable and substantially in the Company’s control.  The fair value of each separate element is generally determined by prices charged when sold separately.  In certain arrangements, the Company offers these products bundled together at a discount.  The discount is allocated pro rata to each element based on the relative fair value of each element when fair value support exists for each element in the arrangement.  If fair value of all undelivered elements in an arrangement exists, but fair value does not exist for a delivered element, then revenue is recognized using the residual method.  Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee (after allocation of 100 percent of any discount to the delivered item) is recognized as revenue.  The Company provides some limited rights of return in connection with its arrangements.  The Company estimates its returns based on historical experience and maintains an allowance for estimated returns, which has been reflected as an accrued liability.  Each transaction is separated into its specific elements and revenue from each element is recognized according to the following policies:

Product	Recognition policy
Workshop/workshop certificates	Deferred and recognized as the workshop is provided or certificate expire
Home study	Recognized upon delivery to customer
Online Course	Deferred and recognized as services are delivered
One-On-One Coaching Sessions	Deferred and recognized as services are delivered
Web site subscriptions and renewals	Deferred and recognized on a straight-line basis over the subscription period
Data licenses	Recognized monthly based on data usage

Deferred Revenue

Deferred revenue arises from subscriptions to the websites, workshops, online courses and coaching services because the payments are received before the service has been rendered.  Deferred revenue is recognized into revenue over the period that the services are performed or the contract period expires.  The Company also sells certificates to attend workshops in the future.  Revenue from these sales is deferred until the certificate is used or expires.

Stock–Based Compensation

Through December 31, 2002, the Company accounted for stock-based compensation issued to directors, officers, and employees in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Under APB No. 25, compensation expense is recognized if an option’s exercise price on the measurement date is below the fair market value of the Company’s common stock.  The compensation, if any, is amortized to expense over the vesting period.  However, on January 1, 2003, the Company adopted the fair value expense recognition method available under SFAS No. 123.  SFAS No. 123 permits recognition on a prospective basis whereby any new options granted after January 1, 2003 will be accounted for using the fair value of the option at the date of the grant.  The Company has chosen to make this estimate using the Black-Scholes option pricing model.  The value of the option is amortized ratably into expense over the appropriate vesting period.

For options granted through December 31, 2002, which were accounted for under the provisions of APB No. 25, SFAS No.  123, Accounting for Stock-Based Compensation, requires pro forma information regarding net loss as if the Company had accounted for its stock options granted under the fair value method prescribed by SFAS No. 123.  For purposes of the pro forma disclosures, the estimated fair value of the stock options granted is amortized over the vesting periods of the respective stock options.  The following is the pro forma disclosure and the related impact on the net loss attributable to common stockholders and net loss per common share for the years ended December 31, 2005, 2004 and 2003 (amounts in thousands except per share amounts).

	Years Ended December 31,
	2005	2004	2003
Net loss as reported	$(15,742)	$(11,727)	$(7,301)

Add: Stock-based compensation recorded, net of taxes	576	290	349
Deduct: Pro forma stock-based compensation, net of taxes	(732)	(446)	(586)

Pro forma net loss	$(15,898)	$(11,883)	$(7,538)

Basic and diluted loss per share—as reported	$(0.35)	$(0.26)	$(0.17)
Basic and diluted loss per share—pro forma	(0.35)	(0.26)	(0.17)

The fair value of options granted were estimated using the Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003

Risk free interest rate factors	4.3%	4.02% to 4.53%	3.40% to 4.30%
Volatility factors	87%	55% to 118%	123.02% to 157.60%
Expected lives	7 years	7 years	7 to 10 years
Assumed dividend yield	—	—	—
Weighted average fair value of options granted	$3.59	$1.95	$0.24

Advertising Costs

The Company expenses the production costs of advertising the first time the advertising takes place.  Advertising costs are included in selling expenses.  Advertising costs for the years ended December 31, 2005, 2004 and 2003 were $26.5 million, $15.8 million, and $10.0 million, respectively.

Loss Per Share

Basic net loss per share is computed by dividing the net loss (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the periods.  Diluted net loss per share gives effect to common share equivalents considered to be potential common shares, if dilutive, computed using the treasury stock method.  At December 31, 2005, 2004 and 2003, there were approximately 4.1 million, 3.3 million, and 3.8 million shares, respectively, of common stock potentially issuable with respect to stock options, which were excluded from the net loss per share calculation because the shares were not dilutive.

Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment.  SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance.  SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  SFAS No. 123R requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  It also establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees.  The provisions of this statement are effective for interim or annual periods beginning after June 15, 2005. The Company will adopt this new accounting standard effective January 1, 2006. The Company expects to transition to the new guidance using the modified prospective method.  The adoption of SFAS No. 123R is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, which would be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The amendments made by SFAS No. 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.  The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The amendment also eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 is not expected to have a material impact of the Company’s consolidated financial statements.

Reclassifications

Certain prior years’ balances have been reclassified to conform to the current year’s presentation. For the years ended December 31, 2004 and 2003, $1.0 million and $0.4 million, respectively, related to employee benefit costs associated with employees that are involved with delivery of product and services have been reclassified from general and administrative expense to cost of revenue to conform to the current period’s presentation, respectively. Additionally, for the years ended December 31, 2004 and 2003, $0.1 and $0.1 million, respectively, related to employee benefit costs associated with employees generating sales have been reclassified from general and administrative expense to selling expense to conform to the current period’s presentation.

3.             MARKETABLE SECURITIES

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

The following table summarizes unrealized gains and losses on the Company’s investments in marketable securities that have been in an unrealized loss position for less than twelve months based on quoted market prices as of December 31, 2005 and 2004:

	As of December 31, 2005				As of December 31, 2004
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Government backed securities	$10,843	$(32)	$—	$10,811	$13,870	$(33)	$3	$13,840
Total	$10,843	$(32)	$—	$10,811	$13,870	$(33)	$3	$13,840

The following table summarizes unrealized gains and losses on the Company’s investments in marketable securities that have been in an unrealized loss position for greater than twelve months based on quoted market prices as of December 31, 2005 and 2004:

	As of December 31, 2005				As of December 31, 2004
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Government backed securities	$6,144	$(84)	$—	$6,060	$—	$—	$—	$—
Total	$6,144	$(84)	$—	$6,060	$—	$—	$—	$—

The following table summarizes contractual maturities of the Company’s investments in marketable securities as of December 31, 2005:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$8,083	$8,045
Due after one year through two years	8,904	8,826

4.             ACQUISITIONS

Prophet:

In January 2005, the Company acquired Prophet Financial Systems (“Prophet”), a California corporation located in Palo Alto, for $7.9 million in cash.  Prophet creates Web-based products that enable active investors to use technical analysis to trade more profitably.  The Company acquired Prophet to add more functionality to its Investor ToolboxTM website as well as to attract and retain new and existing customers.  At closing, the sellers received a cash payment of $7.9 million. In addition, the Company incurred $0.6 million of costs related to the acquisition. During the three months ended June 30, 2005, the Company recorded a receivable amount of $0.1 million from the shareholders of Prophet based on a net working capital adjustment provided for in the merger agreement for a total adjusted purchase price of $8.4 million. The $0.1 million working capital adjustment was recorded as a reduction in goodwill as this represented an adjustment to the purchase price.  The working capital adjustment receivable was paid to the Company during the three months ended September 30, 2005. In connection with the transaction, Timothy Knight, Prophet’s Chief Executive Officer, President and founder entered into a two-year employment agreement with the Company as Vice President of Technology.

The following table summarizes the preliminary allocation of the purchase price for Prophet and the estimated amortization period for the acquired intangibles and includes the receivable for the working capital adjustment discussed above (the Company has not yet determined the final allocation of the purchase price and, accordingly, the amounts shown below may differ from the final allocation) (in thousands):

Current assets	$1,092
Furniture and equipment	201
Acquired intangibles:
Developed technology (5 years)	3,220
Trademarks and tradename (indefinite)	820
Non-competition agreements (3 years)	390
Goodwill	3,770
Assets acquired	9,493
Liabilities assumed	1,100
Net Assets Acquired	$8,393

The following unaudited pro forma results of operations for the years ended December 31, 2005 and December 31, 2004, assumes the purchase of Prophet occurred on January 1, 2004, after giving effect of certain adjustments, including but not limited to, amortization of intangible assets, tax adjustments, and assumes the purchase price has been allocated to the assets purchased and the liabilities assumed based on their values at the date of purchase.  The following unaudited pro forma results of operations are presented for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the dates indicated.  Furthermore, such unaudited pro forma results of operations are not necessarily indicative of future operating results of the combined companies, due to changes in operating activities following the purchase, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.  Pro forma net loss includes amortization of the intangible assets.

(in thousands, except per share data)	2005	2004

Revenue	$138,996	$100,303
Net loss	(15,677)	(12,859)
Basic and diluted net loss per share	$(0.35)	$(0.29)

The 360 Group

In February 2004, the Company acquired SES Acquisition Corp., a privately held California corporation operating under the assumed name 360 Group (360 Group).  360 Group was a direct marketing company that provided services such as custom database development and management, strategic planning, media and list planning and buying, creative and production services, response management, and analytic services.  The Company acquired 360 Group to internalize its marketing department  and no longer provides services to third parties.  At closing, the sellers received a cash payment of $875,000 and 830,000 shares of the Company’s common stock valued at $1,875,000.  In addition, the Company incurred $669,000 of costs related to the acquisition, of which $226,000 were paid with 100,000 shares of the Company’s common stock.  During the three months ended June 30, 2004, the sellers received an additional cash payment of $213,000 based on a net working capital adjustment provided for in the merger agreement recorded as additional purchase price resulting in an increase to goodwill.  Pursuant to the merger agreement, in October 2004, the sellers received an additional cash payment of $438,000 and 415,000 shares of common stock valued at $842,000 based on 360 Group achieving revenue targets during the three months ended September 30, 2004.  The consideration paid in October of 2004 was recorded as additional purchase price.

The following table summarizes the purchase price for 360 Group and includes the payments for the working capital adjustment and earn out discussed above:

(in thousands)
Value of common stock issued to sellers	$2,717
Cash paid to sellers	1,525
Transaction costs	669

Total purchase price	$4,911

The following table summarizes the allocation of the purchase price for 360 Group and the estimated amortization period for the acquired intangibles:

(in thousands)
Current assets	$2,003
Furniture, fixtures and equipment	487
Acquired intangibles:
Developed technology/database infrastructure (1 year)	1,600
Non competition agreement (2 years)	500
Goodwill	2,357
Assets acquired	6,947
Liabilities, including notes payable—assumed	$2,036

Net assets acquired	$4,911

The following unaudited pro forma results of operations for the years ended December 31, 2004 and 2003, assumes, the purchase of 360 Group occurred on January 1, 2003, after giving effect of certain adjustments, including, but not limited to, amortization of intangible assets, tax adjustments and assumes the purchase price has been allocated to the assets purchased and the liabilities assumed based on their values at the date of purchase.  The following unaudited pro forma results of operations are presented for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred if the transaction had been consummated at the dates indicated.  Furthermore, such unaudited pro forma results of operations are not necessarily indicative of future operating results of the combined companies due to changes in operating activities following the purchase, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.  Pro forma net loss includes amortization of the intangible assets.

(in thousands, except per share data)	2004	2003

Revenue	$97,925	$74,164
Net loss	(11,401)	(2,698)
Basic and diluted net loss per share	$(0.25)	$(0.06)

In October 2004, the Company entered into a separation agreement and general release with Scott K. Waltz, the former Senior Vice President and Chief Marketing Officer of the Company.  At the time of acquisition, Mr. Waltz entered into a 3-year employment agreement with the Company.  Mr. Waltz’s non-compete agreement did not go into effect until the expiration of that employment agreement or his termination of employment with the Company.  As a result of Mr. Waltz’s termination, the Company reduced the estimated useful life associated with the non-compete agreement from five years to two years, the remaining contractual life of the agreement, as of the termination date.

5.             GOODWILL AND INTANGIBLE ASSETS

The Company has goodwill related to four acquisitions; the acquisition of OIA in 1999, the acquisition of Telescan in 2001, the acquisition of 360 Group in 2004 and the acquisition of Prophet in 2005.  In accordance with SFAS No. 142, goodwill is not amortized, but tested for impairment annually.  In connection with the preparation of the financial statements as of December 31, 2005, 2004, and 2003, the Company performed its annual impairment analyses on goodwill and indefinite lived intangible assets. Based on these analyses the Company concluded that neither Goodwill or the trademarks and tradenames were impaired as of December 31, 2005.

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 were as follows:

(in thousands)
Balance as of December 31, 2004	$14,315
Additions due to acquisition of Prophet	3,770
Balance as of December 31, 2005	$18,085

Acquired Intangibles

Acquired intangibles with finite lives as of December 31, 2005 and 2004 were as follows:

	As of December 31, 2005			As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
	(in thousands)			(in thousands)
Existing technology and other	$5,380	$(1,407)	3.2 years	$2,160	$(394)	13.2 years
Non competition	890	(484)	1.6 years	500	(114)	1.75 years
Total acquired intangibles	$6,270	$(1,891)	3.0 years	$2,660	$(508)	11.1 years

During the fourth quarter of 2005, the estimated useful life of the developed technology intangible asset acquired in the 360 acquisition was reduced to 1 year from 16 years as plans to implement a new enterprise resource planning and client relationship management (“ERP/CRM”) system were made for fiscal year 2006. The San Rafael existing technology is expected to be used until the new ERP/CRM system is successfully implemented. As a result of this change in estimated useful life, amortization expense increased $0.1 million more than it would have had the estimated useful life remained unchanged. Additionally, prior to the change in the estimated useful life of the developed technology, the Company performed an impairment analysis on this asset and concluded that no impairment existed.

Amortization expense was $1.4 million, $0.3 million and $0.1 million for the years ended December 31, 2005, 2004, and

2003, respectively.

Estimated future amortization expense is as follows:

2006	$2,263
2007	774
2008	653
2009	644
2010	45
Thereafter	—
Total estimated amortization expense	$4,379

Non-Amortizable Acquired Intangibles

As a result of the Prophet acquisition in January 2005, trademarks and tradenames which are not amortized and have indefinite lives as of December 31, 2005 were $820,000.

6.             INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
Current:
Federal	$—	$—	$(1,198)
State	—	8	(102)
Deferred:
Federal	99	—	2,467
State	15	—	363
Total income tax expense	$114	$8	$1,530

The following table reconciles the differences between the statutory Federal income tax rate at 34% and the effective tax rate for continuing operations (in thousands):

	Years Ended December 31,
	2005	2004	2003
Tax at Federal statutory rate	$(5,314)	$(3,984)	$(1,962)
State income taxes, net of Federal income tax benefit	10	5	(67)
Expenses not deductible for tax purposes	69	162	65
Utilization of net operating loss	—	—	2,186
Change in valuation allowance	5,430	3,906	2,541
Federal/State tax refund recognition	—	—	(1,198)
Other	(81)	(81)	(35)
Total income tax expense	$114	$8	$1,530

The tax effects of temporary differences that give rise to significant portions of the Federal and State deferred tax assets are comprised of the following (in thousands):

	Years Ended December 31,
	2005	2004

Deferred tax assets:
Allowance for bad debts	$22	$3
Accrued liabilities	575	685
Deferred revenue	3,284	3,284
Inventory reserve	62	19
Book/tax depreciation	369	—
Sales tax reserve	2,504	1,753
Net operating loss carry forward	12,139	6,501
Other	81	—
Gross deferred tax assets	19,036	12,245
Valuation allowance	(17,697)	(11,390)

Net deferred tax assets	$1,339	$855

Deferred tax liabilities:
Prepaid assets	$759	$95
Book/Tax depreciation	—	6
Section 197 Intangibles	694	754
Gross deferred tax liabilities	$1,453	$855

Net deferred tax liability	$(114)	$—

At December 31, 2005, the Company had available approximately $31.1 million of net operating loss carry forwards for Federal and state income tax purposes.  These carry forwards, which may provide future tax benefits, begin to expire in 2006 through 2025.  Additionally, U.S. Federal income tax law limits a corporation’s ability to utilize net operating losses if it experiences an ownership change of greater than 50% over a three-year period.  As a result of this limitation the net operating loss currently available for use is $25.0 million.

In assessing the realizability of deferred tax assets at December 31, 2005, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on available information, management does not believe it is more likely than not that its deferred tax assets will be utilized.  Accordingly, the Company has established a valuation allowance equal to the net deferred tax assets plus an amount for deferred tax liabilities which relate to goodwill and indefinite lived intangibles that cannot be considered future sources of taxable income.

The valuation allowance increased by $6.3 million, $3.8 million, and $1.9 million during 2005, 2004 and 2003, respectively.  Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2005, will be allocated as follows:

Income tax benefit that would be reported in the consolidated statement of operations	$14,500
Goodwill and other non current intangible assets	3,094
Additional paid-in capital	58
Other comprehensive loss	45
Total	$17,697

7.             STATEMENT OF CASH FLOWS

The supplemental cash flow information for December 31, 2005, 2004 and 2003, is as follows:

	2005	2004	2003
	(in thousands)

Cash paid during the year for:
Interest	$32	$8	$3
Income taxes	$—	$3	$218
Non-cash investing and financing activities:
Common stock issued for acquisitions	$—	$2,943	$—
Deferred stock compensation resulting from option grants	$3,320	$992	$262
Unrealized loss on marketable securities	$(84)	$(30)	$(2)
Capital lease obligations	$704	$—	$—
Write off of accounts receivable	$6	$193	$95

8.             COMMITMENTS AND CONTINGENCIES

Commitments

Operating Leases

Equipment and facilities are leased under various non-cancelable operating leases expiring at various dates through the year 2010.  Rent expense was $1.6 million for 2005, $1.0 million for 2004, and $.9 million for 2003. In May 2005, the Company commenced a 5-year lease of its new corporate headquarters in Draper, Utah. The lease has been classified as an operating lease. In June 2005, the Company entered into a 5-year capital lease for telecommunications equipment for its new corporate headquarters. At December 31, 2005, assets under capital lease were $0.7 million.

At December 31, 2005, future minimum lease payments under non-cancelable operating leases, related subleases, and capital leases were as follows:

	Capital leases	Operating leases	Sub-lease income	Net operating leases
For the fiscal years:

2006	$172	$959	$(71)	$888
2007	172	915	—	915
2008	172	790	—	790
2009	172	741	—	741
2010	71	393	—	393
Thereafter	—	—	—	—
Total Lease Payments	759	$3,798	$(71)	$3,727

Less: Amount representing interest (8.0%)	121

Present value of lease payments	638

Less: Current portion	125

Long-term portion	$513

Contingencies

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

In October 2005, the Supreme Court of Queensland, ruled on a lawsuit filed on July 9, 2004, by the Australian Securities and Investment Commission (ASIC) against Online Investors Advantage, one of the Company’s wholly-owned subsidiaries (OIA). The Court found that most of the claims pursued by ASIC had not been made out against OIA, but found for ASIC in respect to certain claims, all of which hinged on the Court’s finding that the website was a ‘financial product’, as that term is defined under the Australian Corporations Act. There were no penalties assessed against the Company as a result of this ruling. On October 31, 2005, the Court dismissed ASIC’s claim regarding the repayment of money to participants at the workshops. Accordingly, $0.3 million of funds previously held in escrow have been released to the Company. Given OIA’s success on the majority of ASIC’s claims, ASIC was ordered to pay 80% of OIA’s legal costs. Given that ASIC succeeded in respect to a small number of its claims, OIA was ordered to pay 20% of ASIC’s legal costs. The net of these amounts cannot be estimated at this time and therefore no amounts have been recorded in the Consolidated Financial Statements. The Company expects these amounts to be settled in the first half of 2006.

On November 1, 2005, Ross Jardine and True North Academy,L.L.C. filed a lawsuit against the Company in the Third Judicial District Court, Salt Lake City, Utah. The lawsuit alleges that the Company abused Mr. Jardine’s personal identity under Utah state law, his name and likeness, and appropriated the commercial value of Mr. Jardine’s identity and violated his privacy.  In January 2006, the Company filed its answer and counterclaim and in February 2006 the Company filed a motion for summary judgment.  The Company intend to vigorously defend this action.

In February 2006, the Company filed a complaint against.  Stock Investor.com, LLC, True North Acadamy, L.L.C., Wade Hallam, Leroy Hartman and Tony Montoya in the Forth Judicial District Court, Utah County, Utah. The complaint alleges breach of contract, tortuous interference, violation of the Utah Trade Secrets Act, common law unfair competition, violation of the Utah Unfair Competition Act, common law trademark infringement and trade name infringement, and civil conspiracy. The Company is seeking damages and injunctive relief.

The Company establishes liabilities when a particular contingency is probable and estimable.  For contingencies noted above, the Company has accrued amounts considered probable and estimable.

The Company records liabilities for potential sales taxes related to product sales in various states.  The effect of recording the potential sales tax liability is to record an accrued liability for the potential sales tax exposure with a corresponding increase to selling expense.  The Company is applying for rulings from various states on the taxability of its products to determine if its sales tax policy is supported by the various state taxing jurisdictions.  The Company anticipates that the rulings could effectuate a modification to its sales tax collection policy and/or a reversal of a portion of its accrued sales tax liability.

The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company’s liquidity, financial position or results of operation.

9.                     SPECIAL CHARGES

Special charges consisted of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003
Severance costs	$77	$597	$673
Impairment of internal use software	1,000	487	—
Total	$1,077	$1,084	$673

The Company has recorded severance costs associated with involuntary termination of 12, 19 and 16 employees for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company capitalized $1.0 million and $0.5 million related to certain projects to enhance the Company’s internal use software in 2005 and 2004, respectively.  Subsequently, the Company abandoned these projects to enhance the Company’s internal use software and the $1.0 million and $0.5 million, respectively, was written-off and recorded as part of special charges in the accompanying Consolidated Statements of Operations.

The following table presents the activity associated with severance costs (in thousands):

	Balance at December 31, 2004	Severance costs	Severance benefits paid	Balance at December 31, 2005
Remaining 2004 accrual	$119	$—	$(119)	$—
2005 severance costs	—	77	(77)	—
	$119	$77	$(196)	$—

10.                  STOCKHOLDERS’ EQUITY

Classes of Capital Stock

The Company has two classes of capital stock: convertible preferred stock and common stock.  The Company is authorized to issue up to 60 million shares of common stock with a par value of $.01 per share and 1 million shares of convertible preferred stock with a par value of $.01 per share.

11.                  STOCK PLANS

Employee Stock Option Plans

The Company’s purpose of granting stock options is to attract, retain, motivate and reward officers, directors and employees of the Company.

Description of Plans

INVESTools 2001 Stock Option Plan

This plan is the only plan out of which the Company can grant options at this time.  The Company has reserved 6 million shares for grant under this plan, which was approved by stockholders in December 2001, for issuance to officers, directors and employees.  Incentive options are granted at fair market value of the Company’s common stock at the date of grant, as determined by the Board of Directors, and generally expire ten years from the date of grant.  At December 31, 2005, there are 2,247,125 shares available for grant under this plan.

Telescan Stock Option Plans

The Company reserved 427,456 shares of its common stock for issuance under three stock option plans for the employees and former directors of Telescan.  No new options are being granted under these plans.  Options granted under these plans were granted at fair market value at the date of grant and generally expire ten years from the date of grant.  At December 31, 2005, there are 345,199 shares available for exercise under this plan.

ZiaSun Stock Option Plan

The Company reserved 1,296,600 shares of its common stock for issuance under one stock option plan for the officers, employees and former directors of ZiaSun.  No new options are being granted under this plan.  Options granted under this plan were granted at fair market value at the date of grant and generally expire ten years from the date of grant.  At December 31, 2005, there are 226,534 shares available for exercise under this plan.

Employee Stock Option Plan Activity

The following is a summary of option activity under these plans:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	3,304,468	$1.63	3,779,359	$1.47	4,387,195	$1.57
Granted	999,500	$4.77	607,000	$2.27	1,029,500	$0.29
Cancelled	(125,871)	$3.12	(592,198)	$2.04	(1,555,836)	$0.99
Exercised	(125,904)	$1.09	(489,693)	$0.67	(81,500)	$0.67

Outstanding at end of year	4,052,193	$2.35	3,304,468	$1.63	3,779,359	$1.47

Options exercisable at year-end	2,428,483		1,771,718		1,629,945
Weighted average fair value of options granted during the year	$3.59		$1.95		$0.24

The following table summarizes information about options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 12/31/05	Weighted Average Exercise Price
$0.00-$2.50	2,644,759	6.53	$0.73	1,965,384	$0.56
$2.51-$5.00	640,327	6.59	3.66	370,104	3.55
$5.01-$7.50	704,900	9.57	5.23	30,400	6.38
$7.51-$10.00	10,095	4.61	9.00	10,095	9.00
$10.01-$50.00	52,112	3.48	28.08	52,500	28.11
	4,052,193	7.02	$2.35	2,428,483	$1.72

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

In December 2005 and 2004, the Company issued 3,000 and 5,000 shares of restricted stock with a fair value of $5.40 and $3.40 per share, respectively, to members of the Company’s Advisory Board.  The restrictions on the restricted stock awards granted lapse over a period of 24 months and 12 months, respectively.  The fair value of the restricted stock awards was recorded as a component of deferred stock compensation and is amortized to stock-based compensation expense as the restrictions lapse.

Stock Repurchase Plan

In June 2004, the Company authorized a stock repurchase program under which the Company can repurchase up to 3,500,000 shares over a two year period.  The shares will be retired upon acquisition.  As of December 31, 2005 and 2004, the Company repurchased and retired 343,400 and 1,054,203 shares of its own common stock for a total cost of $1.4 and $2.2 million, respectively, of the 0.3 million shares repurchased during 2005, 0.2 million shares were repurchased from a member of the Company’s Board of Directors.  The remaining repurchase authorization under this program totaled 2,102,397 shares at December 31, 2005.

12.                  EMPLOYEE BENEFITS

In the first quarter of 2003, the defined contribution 401(k) Profit Sharing Plans for the employees of OIA and Telescan were consolidated into one plan, the INVESTools 401(k) Plan.  The plan provides participants with a mechanism for making contributions for retirement savings.  Each participant may contribute specified amounts of eligible compensation.  The Company offers a discretionary employer match whereby the Company matched participant contributions for 25% up to 4% of salary during 2004 and 50% up to 4% of salary during 2005.

13.                  RELATED PARTIES

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

The Company incurred $0.5 million in marketing expenses to Generation Marketing for the period January 1, 2003 to February 28, 2003.

14.                  SEGMENT REPORTING

The Company consists of a single operating segment delivering investor education, which provides lifelong learning and support to self-directed investors. All of the Company’s long-lived assets are located in the United States.

The following table is a summary breakout of the Company’s domestic and international revenues:

	Years Ended December 31,
	2005	2004	2003
Domestic Revenue	$135,377	$93,554	$67,205
International Revenue	3,244	3,615	2,597
Total Revenue	$138,621	$97,169	$69,802

15.                  UNAUDITED QUARTERLY FINANCIAL DATA

	Fiscal Year 2005 Quarters Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(in thousands, except per share data )
Income Statement
Revenue	$30,624	$34,162	$37,018	$36,817
Net income (loss) from operations	(9,419)	(6,333)	3,925	(4,304)
Net income (loss)	$(9,303)	$(6,260)	$4,038	$(4,217)

Net income (loss) per common share—basic and diluted	$(0.21)	$(0.14)	$0.09	$(0.09)
Weighted average shares outstanding—basic	44,971	45,008	45,009	44,747
Weighted average shares outstanding—diluted	44,971	45,008	46,790	44,747

	Fiscal Year 2004 Quarters Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(in thousands, except per share data)
Income Statement
Revenue	$23,219	$25,140	$23,890	$24,920
Net loss from operations	(196)	(1,623)	(3,261)	(6,830)
Net loss	$(174)	$(1,619)	$(3,217)	$(6,717)

Net loss per common share—basic and diluted	$(0.00)	$(0.04)	$(0.07)	$(0.15)
Weighted average shares outstanding—basic and diluted	44,578	45,329	45,311	44,958

INVESTOOLS INC. AND SUBSIDIARIES

INVESTOOLS INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(in thousands)

Schedule II

		Addition
Description	Balance at Beginning Of Period	Charged to Revenue and Expense	Charged to Other Accounts (1)	Deductions		Balance at End of Period

Deducted from asset accounts:
Provisions for losses on trade accounts receivable and sales returns:
Year Ended December 31, 2005:
Bad debt allowance	7	54	—	(6	)(2)	55
Sales return allowance	1,160	1,882	4,921	(6,415	)(3)	1,548
Total	$1,167	$1,936	$4,921	$(6,421)		$1,603

Year Ended December 31, 2004:
Bad debt allowance	$197	3	—	(193	)(2)	7
Sales return allowance	1,070	1,652	2,311	(3,873	)(3)	1,160
Total	$1,267	$1,655	$2,311	$(4,066)		$1,167

Year Ended December 31, 2003:
Bad debt allowance	$150	$142	$—	$(95	)(2)	$197
Sales return allowance	142	1,550	895	(1,517	)(3)	1,070
Total	$292	$1,692	$895	$(1,612)		$1,267

(1)   Reclass from deferred revenue to other accrued liabilities for cash refunds related to sales returns.

(2)   Uncollectible accounts written-off, net of recoveries.

(3)   Represents cash paid out for refunds.