Form 10-Q
period 2006-03-31
INVESTOOLS INC
filed 2006-05-09
CIK 1145124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED March 31, 2006

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

$.01 par value per share Common Stock: 45,196,403 as of May 2, 2006

INVESTOOLS INC. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended March 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INVESTOOLS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	March 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$20,722	$11,466
Marketable securities	22,210	16,871
Accounts receivable, net of allowance ($69 and $55)	2,219	3,353
Current portion of restricted cash	4,723	4,722
Other current assets	2,493	3,133
Total current assets	52,367	39,545

Long-term restricted cash	368	366
Goodwill	18,085	18,085
Intangible assets, net of accumulated amortization ($2,516 and $1,891)	4,574	5,199
Furniture and equipment, net of accumulated depreciation ($2,889, $2,403)	11,183	8,890
Other long-term assets	554	614

Total assets	$87,131	$72,699

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of deferred revenue	$84,634	$68,215
Accounts payable	4,300	3,210
Accrued payroll	3,471	3,522
Accrued tax liabilities	8,270	7,359
Other current liabilities	5,949	4,193
Current portion of capitalized lease obligations	146	125
Total current liabilities	106,770	86,624

Other long-term accrued liabilities	299	—
Long-term portion of capitalized lease obligations	546	513
Long-term portion of deferred revenue	12,520	9,301
Total liabilities	120,135	96,438

Stockholders’ deficit:
Common stock $0.01 par value (44,970 and 44,754 shares issued and outstanding, respectively)	450	447
Additional paid-in capital	128,069	131,162
Accumulated other comprehensive loss	(161)	(116)
Deferred stock compensation	—	(3,742)
Accumulated deficit	(161,362)	(151,490)
Total stockholders’ deficit	(33,004)	(23,739)

Total liabilities and stockholders’ deficit	$87,131	$72,699

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2006	2005

Revenue	$38,781	$30,624
Costs and expenses
Cost of revenue	28,699	25,380
Selling expense	11,888	8,616
General and administrative expense	8,075	6,047
Special charges	366	—
Total costs and expenses	49,028	40,043

Loss from operations	(10,247)	(9,419)

Other income (expense)
Gain on sale of assets	7	—
Interest income and other, net	348	121
Other income	355	121

Net loss before income taxes and cumulative effect of accounting change	(9,892)	(9,298)
Income tax expense	28	5

Net loss before cumulative effect of accounting change	(9,920)	(9,303)
Cumulative effect of accounting change	48	—

Net loss	$(9,872)	$(9,303)

Net loss per common share – basic and diluted	$(0.22)	$(0.21)

Weighted average common shares outstanding—basic and diluted	44,815	44,971

The accompanying notes are an integral part of these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(9,872)	$(9,303)
Reconciling adjustments:
Depreciation and amortization	1,111	532
Stock compensation expense	199	138
Provision for sales return reserve	200	484
Provision for lease termination	213	—
Recovery of bad debt	(39)	—
Gain on sale of assets	(7)	—
Changes in operating assets and liabilities, net of the effect of acquired businesses:
Accounts receivable	1,173	(1,606)
Restricted cash	—	3
Other assets	683	(660)
Accounts payable	1,090	2,501
Deferred revenue	19,933	11,035
Accrued payroll	(51)	379
Other current liabilities	997	(360)
Accrued tax liabilities	911	437
Net cash provided by operating activities	16,541	3,580

Cash flows from investing activities:
Purchases of marketable securities	(6,367)	—
Proceeds from the maturity of marketable securities	1,000	1,465
Proceeds from the sale of equipment	7	—
Purchases of furniture, fixtures and equipment	(2,345)	(2,026)
Cash paid in business acquisitions, net of cash received	—	(7,884)
Net cash used in investing activities	(7,705)	(8,445)

Cash flows from financing activities:
Payments on capital leases	(30)	—
Changes in long-term restricted cash	(3)	(14)
Proceeds from exercise of stock options	453	6
Net cash provided by (used in) financing activities	420	(8)

Increase (decrease) in cash and cash equivalents	9,256	(4,873)
Cash and cash equivalents:
Beginning of period	11,466	10,736

End of period	$20,722	$5,863

Supplemental non-cash disclosures:
Equipment financed with capital lease obligations	$84	$—
Licensing contracts financed with vendors	$350	$—

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

The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”) and do not include all the information and footnotes required by accounting principles generally accepted in the United States. However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Amounts in the March 31, 2005 Condensed Consolidated Financial Statements have been reclassified to conform to the current period’s presentation. For the three months ended March 31, 2005 approximately $0.3 million related to employee benefit costs associated with employees that are involved with delivery of products and services and selling activities have been reclassified from general and administrative expense. Of this amount, approximately $0.3 million and $21,000 have been allocated to cost of revenue and selling expense, respectively, in order to conform to the current period’s presentation.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, and Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) No. 00-21 Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Revenue is not recognized until it is realized or realizable and earned. The criteria to meet this guideline are: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

The Company sells its products separately and in various bundles that contain multiple deliverables that include one-on-one coaching sessions, website subscriptions, educational workshops, online courses, along with other products and services. In accordance with EITF 00-21, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performances of any undelivered item is probable and substantially in the Company’s control. The fair value of each separate element is generally determined by prices charged when sold separately. In certain arrangements, the Company offers these products bundled together at a discount. The discount is allocated pro rata to each element based on the relative fair value of each element when fair value support exists for each element in the arrangement. If fair value of all undelivered elements in an arrangement exists, but fair value does not exist for a delivered element, then revenue is recognized using the residual method. Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee (after allocation of 100 percent of any discount to the delivered item) is recognized as revenue. The Company provides some limited rights of return in connection with its arrangements. The Company estimates its returns based on historical experience and maintains an allowance for estimated returns, which has been reflected as an accrued liability. Each transaction is separated into its specific elements and revenue from each element is recognized according to the following policies:

Product	Recognition policy
Workshop/workshop certificate	Deferred and recognized as the workshop is provided or certificate expires
Home study	Recognized upon delivery to customer
Online course	Deferred and recognized as services are delivered

Coaching sessions	Deferred and recognized as services are delivered
Website subscription and renewals	Deferred and recognized on a straight-line basis over the subscription period
Data licenses	Recognized monthly based on data usage

Deferred Revenue

Deferred revenue arises from subscriptions to the websites, workshops, online courses and coaching services because the payments are received before the service has been rendered. Deferred revenue is recognized into revenue over the period that the services are performed or the contract period expires. Deferred revenue for online courses is recognized over the estimated time the customers are expected to be retained. The Company also sells certificates to attend workshops in the future. Revenue from these sales is deferred until the certificate is used or expires.

Capitalized software development costs

For internal use software the Company complies with The American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting For Cost of Computer Software Developed or Obtained for Internal Use” and EITF No. 00-2, “Accounting for Website Development Costs”. In accordance with SOP 98-1, software development costs incurred as part of an approved project plan that result in additional functionality to internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software. During the three months ended March 31, 2006, the Company capitalized $1.5 million related to internal use software related to the development of the Investor Toolbox™ website.

Marketable Securities

The Company invests excess cash in marketable securities, primarily government backed securities with maturities ranging from one to 34 months. At March 31, 2006, the cost of these securities was $23.4 million. The Company has classified these marketable securities as available for sale under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the securities are recorded at fair value and any unrealized gains or losses are included in accumulated other comprehensive loss within stockholders’ deficit. Gains are recognized when realized and are recorded in the Company’s Condensed Consolidated Statement of Operations in other income. Losses are recognized as realized or when management has determined an other-than-temporary decline in fair value has occurred. There were no realized gains or losses recognized in the three months ended March 31, 2006 and 2005. Certain of these securities were purchased at a discount or premium, which are being amortized into interest income over the maturity of the security. The Company recognized interest income of $0.2 million in each of the three-month periods ended March 31, 2006 and 2005. The market value of these marketable securities, reflected in the balance sheet at March 31, 2006, was $22.2 million. Gross unrealized holding losses were $0.2 million at March 31, 2006 and $0.1 million at December 31, 2005.

Inventories

Inventories are stated at the lower of cost or market value (using the first-in, first-out method). The Company’s inventories consist of manuals and DVDs that comprise the Company’s educational products. At March 31, 2006 and December 31, 2005, $0.6 million and $0.9 million, respectively, in net inventories were included as part of other current assets.

Amortizable Acquired Intangibles

Amortizable acquired intangibles with finite lives as of March 31, 2006 and December 31, 2005 were as follows (in thousands):

	As of March 31, 2006			As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Existing technology and other	$5,380	$(1,937)	3.1 years	$5,380	$(1,407)	3.2 years
Non competition	890	(579)	1.5 years	890	(484)	1.6 years
Total acquired intangibles	$6,270	$(2,516)	3.0 years	$6,270	$(1,891)	3.0 years

For the three months ended March 31, 2006, amortization expense was $0.6 million as compared to $0.3 million for the same period in 2005.

Estimated future amortization expense is as follows (in thousands):

2006 Remaining	$1,638
2007	774
2008	653
2009	644
2010	45
Thereafter	—
Total estimated amortization expense	$3,754

Non-Amortizable Acquired Intangibles

As a result of the acquisition of Prophet Financial Systems, Inc. (“Prophet”) in January 2005, trademarks and trade names which are not amortized and have indefinite lives as of March 31, 2006 were $0.8 million.

Stock-based Compensation

The Company currently administers six stock-based compensation plans. These plans are administered by the Compensation Committee of the Board of Directors, which directly or through delegated authority selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Readers should refer to Notes 2 and 11 of the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2005 for additional information related to these stock-based compensation plans.

Stock Options

INVESTools 2001 Stock Option Plan

This plan is the only plan out of which the Company currently can grant options. The Company has reserved six million shares for grant under this plan for issuance to officers, directors and employees. The plan was approved by stockholders in December 2001. Incentive options are granted at fair market value of the Company’s common stock at the date of grant, and generally expire ten years from the date of grant. The shares are issuable from the Company’s authorized but unissued shares, or they may be issued out of treasury stock. Based on awards previously granted to employees and directors, the number of shares available for future stock option grants were 2,353,125 at March 31, 2006. In connection with its Annual Meeting of Stockholders to be held in June 2006, the Company mailed to all shareholders a proxy statement on May 2, 2006. The proxy statement includes a proposal seeking stockholder approval to amend the plan to increase the total number of shares available for issuance thereunder from six million to eight million.

Telescan Stock Option Plans

The Company reserved 427,456 shares of its common stock for issuance under three stock option plans for the employees and former directors of Telescan, Inc., a wholly-owned subsidiary of the Company. No new options are being granted under these plans. Options granted under these plans were granted at fair market value at the date of grant and generally expire ten years from the date of grant. At March 31, 2006, there were 336,758 shares outstanding under this plan.

ZiaSun Stock Option Plan

The Company reserved 1,296,600 shares of its common stock for issuance under one stock option plan for the officers, employees and former directors of ZiaSun Technologies, Inc., a wholly-owned subsidiary of the Company. No new options are being granted under this plan. Options granted under this plan were granted at fair market value at the date of grant and generally expire ten years from the date of grant. At March 31, 2006, there were 115,400 shares outstanding under this plan.

Prior to 2003 we accounted for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion

No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly recognized no compensation expense for stock option grants because the options’ exercise price equaled the fair market value of the Company’s stock price on the measurement date. Beginning in 2003, the Company adopted the fair value expense recognition method available under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) in accounting for options granted after 2002. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123(R)”) utilizing the modified prospective approach.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to unvested awards that were outstanding on January 1, 2006 that are subsequently exercised, modified, repurchased, or cancelled. In addition, compensation cost recognized in the first quarter of 2006 includes compensation cost for all options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all options granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective approach, prior periods were not restated to reflect the impact of adopting the new standard.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of the underlying stock on the exercise date, over the exercise price of the options. Prior to the adoption of SFAS 123(R), the Company reported all tax benefits resulting from the exercise of stock options as operating cash flows in its Condensed Consolidated Statements of Cash Flows. In accordance with SFAS 123(R), beginning January 1, 2006, the Company has revised its Condensed Consolidated Statement of Cash Flows presentation to report the tax benefits from the exercise of stock options as financing cash flows. Net cash proceeds from the exercise of stock options were $0.5 million for the three months ended March 31, 2006. The tax benefit potentially realizable from stock option exercises was $0.3 million for the same period. However, the Company was not able to recognize this tax benefit due to its existing net operating loss carryforward. Therefore, until the tax deduction reduces taxes payable, the realization of this tax benefit is not recognized, and financing cash flows presented in the accompanying statement of cash flows do not include the tax effect of the option exercises.

Beginning in 2006, SFAS 123(R) requires the Company to recognize compensation expense related to options based on the estimated number of options that will ultimately vest. Accordingly, we are required to estimate what the forfeitures will be. The estimate of such forfeitures serves to reduce the compensation expense that would otherwise be recorded. Prior to 2006, the Company did not estimate such expense reductions for post-2002 awards, and accounted for forfeitures by reducing the recognized expense as they occurred. Changing this principle of accounting is required by the adoption of SFAS 123(R), and as a result the Company estimated the cumulative amount of potential pre-vesting forfeitures relating to unvested options as of January 1, 2006. The reduction in compensation expense that would have been recognized during prior periods resulting from this change in accounting principle was approximately $48,000. The reduction in deferred tax assets associated with decreasing the estimated future tax deduction, which resulted from decreasing the related estimated option exercises, was offset by an equal reduction in the valuation allowance. Accordingly, there was no tax effect recognized during the period ended March 31, 2006.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s quarterly loss before taxes, and its net loss for the three months ended March 31, 2006, were both $0.1 million lower, respectively, than if the Company had continued to account for options under the combination of APB Opinion No. 25 and SFAS 123 for its stock option plans. There was no change to basic and diluted loss per share. There were no remaining unrecognized costs that would, during 2006 and later, be included in compensation expense related to pre-2003 grants, and which were previously accounted for under APB Opinion No. 25. In addition, as mentioned in the preceding paragraph, SFAS 123(R) requires the Company to begin estimating forfeitures of options which have yet to fully vest. The effect on expenses of estimating forfeitures relating to the cost of unvested options results in lower compensation costs recognized than if SFAS 123(R) had not been adopted.

The Company was also required to calculate the additional paid-in capital (“APIC”) pool of excess tax benefits available to absorb tax deficiencies, if any, subsequent to the adoption of SFAS 123(R). The Company has elected to use the permitted “short-cut” method in determining this APIC pool. The result was that the Company has no APIC pool of tax benefits against which to absorb future tax deficiencies. Because of the Company’s existing net operating loss carryover as mentioned above, there was no effect on the accompanying statement of cash flows as a result of changing the accounting principle by electing to use the “short-cut” method.

Another result of adopting SFAS 123(R) is that all unrecognized share-based compensation costs previously included as deferred stock compensation separately presented on the balance sheet has now been reclassified and included in additional paid-in capital.

The following table illustrates the effect on operating results and per share information had the Company accounted for share-based compensation in accordance with SFAS 123 for the three months ended March 31, 2005 (in thousands, except per share amounts):

Three Months Ended March 31, 2005

Net loss as reported	$(9,303)
Add: Option-based employee compensation reported in net loss, net of taxes	138
Deduct: Pro forma option-based compensation under the fair value method, net of taxes	(177)

Pro forma net loss	$(9,342)

Basic and diluted net income (loss) per share—as reported	$(0.21)
Basic and diluted net income (loss) per share—pro forma	$(0.21)

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted average assumptions for the period indicated (there were no options granted during the three months ended March 31, 2006):

	Three Months Ended March 31,
	2006	2005
Dividend yield	—	0%
Risk-free factors	—	3.95%
Volatility factors	—	62%
Expected lives	—	7 years
Weighted average fair value of options granted	—	$2.42

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, expected future exercising patterns for those same homogeneous groups, and the estimated volatility of the Company’s stock price.

The following table represents stock option activity for the three months ended March 31, 2006:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contract life
Outstanding options at beginning of period	4,052,193	$2.35
Granted	—	—
Exercised	(215,535)	$2.10
Expired	—	—
Forfeited	(106,000)	$2.52

Outstanding options at end of period	3,730,658	$2.36	6.9 years

Outstanding exercisable options at end of period	2,397,198	$1.75	5.8 years

At March 31, 2006, the aggregate intrinsic value of options outstanding was $22.8 million, and the aggregate intrinsic value of exercisable options was $16.5 million. The total intrinsic value of options exercised was $1.2 million and $25,000 for the three months ended March 31, 2006 and 2005, respectively.

At January 1, 2006, there was $3.5 million of unrecognized compensation cost related to options which is expected to be recognized over a weighted-average period of 1.2 years.

Restricted Stock

There are 500,000 shares of Company common stock available for issuance under the 2004 Restricted Stock Plan. The shares of Company common stock awarded under the Plan may be either previously authorized but unissued shares or issued shares which have been reacquired by the Company after their original issuance (including but not limited to shares purchased on the open market).

In December 2005 the Company issued 3,000 shares of restricted, forfeitable stock with a fair value of $5.40 per share to members of its Advisory Board. The restrictions on the restricted stock awards granted cliff vest at the end of 24 months. The fair value of the restricted stock awards is being amortized to compensation expense as the restrictions lapse and until the members’ performance obligation has been completed, in accordance with EITF No. 96-18. The amount of unrecognized compensation cost as of March 31, 2006, and amount amortized as expense during the three-month period ended March 31, 2006, is not material to these Consolidated Financial Statements.

Comprehensive Income (Loss)

Supplemental information on comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss	$(9,872)	$(9,303)
Unrealized loss on marketable securities	(45)	(72)
Net comprehensive loss	$(9,917)	$(9,375)

Commitments and Contingencies

Equipment and facilities are leased under various non-cancelable operating leases and capital leases expiring at various dates through the year 2010. In February 2006, the Company added an additional $0.1 million in equipment financed with capital leases. At March 31, 2006, total assets under capital leases aggregated $0.8 million.

In January 2006, the Company ceased the use of leased office space in San Rafael, California, and moved all operations to our leased offices in Palo Alto, California. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a liability of $0.2 million in lease termination costs related to the remaining lease payments, net of estimated sublease rentals. As of March 31, 2006, the Company had paid $16,000 to reduce the accrued liability.

Future minimum lease payments under non-cancelable operating leases, related subleases, and capital leases at March 31, 2006, are as follows (in thousands):

	Capital leases	Operating leases	Sub-lease income	Net operating leases
For the fiscal years:

2006 Remaining	$148	$687	$(53)	$634
2007	196	915	—	915
2008	195	790	—	790
2009	195	741	—	741
2010	82	393	—	393
Total Lease Payments	816	$3,526	$(53)	$3,473

Less: Amount representing interest (average of 8%)	124

Present value of lease payments	692

Less: Current portion	146

Long-term portion	$546

From time to time the Company is involved in certain legal actions arising in the ordinary course of business. It is the opinion of management that such litigation will be resolved without a material adverse effect on the Company’s liquidity, financial position or results of operations.

On March 4, 2003, a foreign national filed a complaint in the San Diego Superior Court against ZiaSun Technologies, Inc., one of the Company’s wholly-owned subsidiaries. The complaint alleges that certain individuals, who are not parties in the lawsuit, persuaded the plaintiff to purchase shares of ZiaSun common stock and the complaint also alleges a failure to deliver a stock certificate. ZiaSun does not have any ownership or control of the third party brokerage house from whom plaintiff claims to have purchased stock. The plaintiff was seeking unspecified damages for the alleged fraud in the sale of the stock. In February 2005, the court awarded a summary judgment in the Company’s favor. In March 2005, the plaintiff filed for an appeal to continue to pursue this litigation. The court accepted his appeal in October 2005, and the Company filed a reply in November 2005. Oral arguments have been scheduled for May 2006. The Company believes this matter will be resolved without material adverse effect.

In December 2004, one of the Company’s vendors sued for collection of an account payable. The Company disputed the full amount claimed by the vendor as being owed, and filed an answer and counterclaim. In April 2006, the parties settled the matter.

In October 2005, the Supreme Court of Queensland, ruled on a lawsuit filed on July 9, 2004, by the Australian Securities and Investment Commission (ASIC) against Online Investors Advantage, one of the Company’s wholly-owned subsidiaries (OIA). The Court found that most of the claims pursued by ASIC had not been made out against OIA, but found for ASIC in respect to certain claims, all of which hinged on the Court’s finding that the website was a ‘financial product’, as that term is defined under the Australian Corporations Act. There were no penalties assessed against the Company as a result of this ruling. On October 31, 2005, the Court dismissed ASIC’s claim regarding the repayment of money to participants at the workshops. Accordingly, $0.3 million of funds previously held in escrow were released to the Company. Given OIA’s success on the majority of ASIC’s claims, ASIC was ordered to pay 80% of OIA’s legal costs. Given that ASIC succeeded in respect to a small number of its claims, OIA was ordered to pay 20% of ASIC’s legal costs. The net of these amounts cannot be estimated at this time and therefore no amounts have been recorded in the Consolidated Financial Statements. The Company expects these amounts to be settled in the first half of 2006.

In November 2005, Ross Jardine and True North Academy L.L.C. filed a lawsuit against the Company in the Third Judicial District Court, Salt Lake City, Utah. The lawsuit alleges that the Company abused Mr. Jardine’s personal identity under Utah state law, his name and likeness, and appropriated the commercial value of Mr. Jardine’s identity and violated his privacy. In January 2006, the Company filed its answer and counterclaim, and in February 2006 it filed a motion for summary judgment. Both parties have filed briefs on the matter and a hearing is scheduled for May 2006. The Company intends to vigorously defend this action.

In February 2006, the Company filed a complaint against Stock Investor.com, LLC, True North Academy, L.L.C., Wade Hallam, Leroy Hartman and Tony Montoya in the Fourth Judicial Court, Utah County, Utah. The complaint alleges breach of contract, tortuous interference, violation of the Utah Trade Secrets Act, common law unfair competition, violation of the Utah Unfair Competition Act, common law trademark infringement and trade name infringement, and civil conspiracy. The Company is seeking damages and injunctive relief. The defendants have filed a counterclaim, and depositions are scheduled for May 2006.

In April 2006 the Company was contacted by Ablaise Ltd., threatening the Company’s wholly-owned subsidiary, Prophet Financial Systems, Inc., along with other companies, with litigation alleging patent infringement. The Company believes their claims are without merit, but have not yet taken action in response.

In February 2004, the Company entered into an Agreement and Plan of Merger with SES Acquisition Corp., dba 360 Group. Under the terms of the agreement, certain earn-out payments were scheduled to be paid during 2005, based on various contingencies. Based on the Company’s assessment of the contingencies, the Company notified 360 Group in February 2006 that it had determined the payment conditions were not met. The sellers disagreed with the Company’s determination. The Company’s costs and legal exposure, if any, cannot be determined at this time.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income or loss per share is computed using the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Potential common stock equivalents amounting to 3.7 million and 2.4 million for the three months ended March 31, 2006 and 2005, respectively, are excluded from the computation because their effect is anti-dilutive.

Subsequent Events

In May 2006, the Company agreed with one of its marketing partners, BusinessWeek, to begin transitioning more than 8,000 BusinessWeek Investor Education students acquired between 2001 and 2005 to INVESTools-branded products and services.

The Company uses merchant account vendors to process credit card transactions. Under the terms of these agreements, the merchant account vendor has the right to withhold credit card funds to cover charge backs in the event the Company is unable to honor its commitments. Such funds can be held for up to a year after the Company has terminated its relationship with the merchant account vendor. At March 31, 2006, the Company had $5.1 million due from merchant account vendors. Of the $5.1 million in restricted cash, $4.5 million was secured by a $4.5 million letter of credit in favor of one of the merchant vendors, with whom the Company no longer does business. In May 2006, the merchant vendor no longer required the letter of credit, and the related restriction on the $4.5 million was released.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Our mission is to educate individual investors to make their own investment decisions by providing them with the service and support they need to successfully achieve their financial goals. We hope to accomplish this by integrating investment approaches, providing web-based tools, offering live and online learning opportunities, and by maintaining support designed to ensure their ongoing success. We have more than 224,000 graduates and 73,400 subscribers to our websites. Our products and services are built around the INVESTools Method™, a unique integration of a disciplined investing process, web-based tools, personalized instruction and support. Our investor education products and services are offered in a variety of learning formats with courses ranging from beginning to advanced, thus addressing the needs of all investor levels.

Concentration Risk

During the three months ended March 31, 2006, we accessed approximately 52% of our sales transaction volume through co-marketing (Success Magazine and NET Marketing Alliance) relationships. While the loss of the relationships with either of these parties could have a material adverse effect on our financial performance in the short-term, we are constantly pursuing new student acquisition channels and believe business from new and existing channels would replace such lost volumes if they were to occur. There can be no assurance that we would be successful in establishing new channels.

Revenue

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

•      Home Study/Online Courses—We offer most of our courses in an online or DVD-based home study program. These programs are offered to preview attendees who are unable to attend the instructor-led workshops and workshop graduates seeking to expand their investment knowledge base through advanced courses. The home study programs provide hands-on training using our proprietary Investor Toolbox website. The basic investing principles home study course includes a six month subscription to the Investor Toolbox website as part of the home study course fee.

•      Coaching—Our coaching line of products offer investors one-on-one telephone coaching or one-to-many online coaching and support. The sessions, which are offered for both basic and advanced courses, allow investors to learn at their own pace and apply what they are learning. One-on-one coaching is offered over a set period of time, depending upon the course. One-to-many online coaching is a subscription product offered in 1, 6 and 12 month time periods.

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

•      eLearning (web subscriptions)—Alumni can access a series of topical online tutorials called webinars through our Investor Toolbox website. The click-on-demand webinars are designed to walk graduates through the portion of the Investor Toolbox website that relates to the subject being covered.

Three Months Ended March 31, 2006 Compared To The Three Months Ended March 31, 2005:

	Three Months Ended March 31,
	2006	2005	% Change
	(in thousands, except percentages)
Initial Education:
Workshops	$3,955	$3,819	4%
One-on-one coaching	63	114	(45)%
Home study / Online	5,367	453	1085%
Initial web time	840	722	16%
Total initial education sales transaction volume	10,225	5,108	100%

Continuing Education:
Workshops	$11,271	$7,439	52%
Coaching	20,195	17,089	18%
Home study / Online	7,796	5,568	40%
Renewals	7,309	5,225	40%
Other revenue	1,865	1,462	27%
Total continuing education sales transaction volume	48,436	36,783	32%

Total sales transaction volume	58,661	41,891	40%
Change in deferred revenue, net	(19,880)	(11,267)	76%
Total revenue	$38,781	$30,624	27%

In the previous table, sales transaction volume (“STV”), which is a non-GAAP financial measure, represents sales transactions generated in each period before the impact of recognition of deferred revenue from prior periods and the deferral of current period sales. We believe that STV is an important measure of business volume. See “Cost of Revenue” below for a further discussion of STV.

In the table above, initial education revenues consist of the initial sales to students at the initial workshops and sales to new students via our telesales groups. Once the student completes this initial education, which consists primarily of the 5-Step Investing Formula and initial Currency Trading courses, they are considered a graduate. Continuing education revenues consist of sales of advanced products and web time renewals sold to graduates.

Revenue increased by $8.2 million for the quarter ended March 31, 2006, when compared to the same period in 2005, as a result of an increase in the number of initial workshops held and an increase in the number of 5-Step Investing Formula graduates, along with an increase in the number of home study sales. In addition, revenue increased as a result of sales of Active Investing Series, Currency Trader products, sales to attendees of the INVESTools Investor Conference held in March 2006, royalties from our brokerage relationships that did not exist during the three months ended March 31, 2005, and a full quarter of Prophet revenue in 2006 compared to a partial quarter experienced in 2005. Also contributing to the revenue increase were price increases effective January 2006 of selected bundled products and services. Revenue has also increased as a result of increased services rendered from prior deferred sales, offset by an increase in deferred revenue resulting from our transition to online courses for INVESTools branded products, which have longer periods during which services are rendered.

Initial Education Sales

Initial education sales sold at our initial workshops and by our telesales groups increased $5.1 million for the quarter ended March 31, 2006, when compared to the same period in 2005, primarily as a result of an increased number of initial workshop events, increased number of graduates of our 5-Step Investing Formula course, sales of our Currency Trader course that did not exist during the three months ended March 31, 2005 and increased sales of home study products sold by our telesales groups resulting from an overall increase in telesales leads.

Furthermore, in 2005, sales of our 5-Step Investing Formula course that was sold at our initial workshop events were unbundled between workshops, which included the course materials distributed at the workshop, and initial web site subscription. In 2006, sales of our 5-Step Investing Formula Online course that were sold at our initial workshop events were unbundled between workshops, homestudy/online, and initial web site subscription. This change is due to the materials for the 5-Step Investing Formula course no longer being delivered at the initial workshop, therefore sales from the online courses are categorized as homestudy/online sales since the revenues for the courses are deferred and amortized over the life of the subscription.

Continuing Education Sales

Continuing education sales sold at our continuing education workshops and by our telesales groups increased $11.7 million for the quarter ended March 31, 2006, when compared to the same period in 2005, as a result of an increase in graduates of our 5-Step Investing Formula courses and an increase in the percentage of graduates purchasing continuing education products. The increase in percentage of graduates purchasing continuing education products resulted from more qualified graduates due to an increase in the price of the 5-Step Investing Formula courses sold through our co-marketing partners and an increase in the number of graduates generated by INVESTools branded events. Furthermore, continuing education sales increased due to an increase in the concentration of sales of our Program of High Distinction, sales of Active Investing Series, Currency Trader products and royalties from our brokerage relationships that did not exist during the three months ended March 31, 2005, and a full quarter of Prophet revenue in 2006 compared to 2005.

Change in Deferred Revenue

Change in deferred revenue increased $8.6 million for the quarter ended March 31, 2006, when compared to the same period in 2005. The primary reasons for the increase in the change in deferred revenue is due to a higher concentration of sales attributed to our Masters Program and Program of High Distinction. The Masters Program and Program of High Distinction contain a variety of coaching and workshop products that are fulfilled over 12 and 24 month contractual lives. In addition, the transition from material based courses to online courses for INVESTools branded products has resulted in deferral of revenue that had previously been recognized upon shipment of the product to the student. The revenue generated by the online courses is amortized over the life of the subscription. Finally, during the quarter ended March 31, 2006, we introduced our online coaching products, which provide services over a longer period of time for the student, therefore extending the deferral period compared to coaching sessions sold during the quarter ended March 31, 2005.

Cost of Revenue

	Three Months Ended March 31,
(in thousands, except percentages)	2006	2005	% Change
Partner commissions	$10,338	$9,822	5%
Payroll costs	10,003	7,405	35%
Other	8,358	8,153	3%
Total cost of revenue	$28,699	$25,380	13%

	% of Revenue
	Three Months Ended March 31,
	2006	2005

Revenue	100%	100%

Partner commissions	27%	32%
Payroll costs	26%	24%
Other	22%	27%
Total cost of revenue	74%	83%

In the table above, for the three months ended March 31, 2005, $0.3 million in payroll costs have been reclassified from general and administrative expense to cost of revenue, and $1.9 million related to employee commissions were reclassified from partner commissions to payroll costs, all to conform to the current period’s presentation.

We defer a significant portion of our revenues associated with advanced products to future periods as services are rendered. We recognize costs as they are incurred. These costs consist of solicitation costs, which include employee sales commissions, partner commissions, credit card fees, and materials. Since these costs are incurred at the inception of the sales transaction, and not as the revenue is recognized, the analysis in the table below presents a tool for analyzing these costs because the ratios are calculated as a percentage of STV generated in each period. Refer to the Revenue section above for a further description of STV. The calculation of cost of revenue and each of the cost components as a percent of STV in the table below is a non-GAAP financial measure, which management believes provides useful information as it compares the cost of generating sales with the sales recorded in a period, whether those sales were recognized as revenue currently or deferred until future periods. Approximately 35 percent of deferred revenue amounts relate to website subscriptions and online courses for which the remaining fulfillment cost represents an allocation of website costs, which are substantially fixed in nature at current subscriber levels. Another 41 percent of the deferred revenue amounts relate to online and telephonic coaching sessions, of which the remaining fulfillment cost represents labor cost of approximately 16 to 20 percent of related coaching revenue. The balance of deferred revenue corresponds to additional workshops and workshop certificates for our advanced product sales, for which the remaining fulfillment cost represents the incremental costs of the workshop attendee.

	% of STV
	Three Months Ended March 31,
	2006	2005

Sales Transaction Volume	100%	100%

Partner commissions	18%	23%
Payroll costs	17%	18%
Other	14%	19%
Total cost of revenue	49%	61%

Total cost of revenue increased $3.3 million for the three months ended March 31, 2006 when compared to the same period in 2005 as a result of increased payroll and venue costs from an increased number of initial workshops delivered under the INVESTools brand, the fulfillment of workshops for advanced courses that were sold in previous periods and increased fulfillment of coaching sessions, offset a decrease in partner commissions resulting from an increase in INVESTools branded revenue.

Partner commissions consist of amounts that are paid to co-branding and co-marketing partnerships based on sales achieved through these channels. The primary reason for the decrease in the amount of partner commissions as a percentage of STV was due to a change in the mix of branded revenue. During the three months ended March 31, 2006 as compared to the same period of 2005, we had more INVESTools branded revenue, for which partner commissions are not incurred, than revenue which was sourced from co-marketing partners.

Payroll costs include employee commissions based on a percentage of sales achieved at each event, wages and the associated employee benefit costs. The primary reason for the decrease in payroll costs as a percentage of STV was due to a change in the commission structure for workshop staff, which resulted in a reduction of payroll costs.

Other costs consist of material costs (including shipping costs), credit card fees, travel expenditures, venue costs and other costs directly related to revenues. Reasons for the decrease in other costs as a percentage of STV were due to a decrease in inventory costs resulting from the transition to online courses that do not have significant material costs and significant decrease in travel and venue related to fulfillment of workshops partially offset by the costs associated with the INVESTools Investor Conference held in March 2006.

Selling Expense

	Three Months Ended March 31,
(in thousands, except percentages)	2006	2005	% Change
Marketing	$8,405	$5,869	43%
Other	3,483	2,747	27%
Total selling expense	$11,888	$8,616	38%

In the table above, for the three months ended March 31, 2005, $21,000 in other costs have been reclassified from general and administrative expense to conform to the current period’s presentation.

	% of Revenue
	Three Months Ended March 31,
	2006	2005

Revenue	100%	100%

Marketing	22%	19%
Other	9%	9%
Total selling expense	31%	28%

Marketing costs increased $3.3 million in the three months ended March 31, 2006 when compared to the same period in 2005, primarily due to increased spending related to our INVESTools branded events, which are marketed via our DRTV advertising campaign and increased spending on product development costs. In addition, we incurred marketing expenses associated with the INVESTools Investor Conference held in March 2006, which did not occur in the prior year. These increases were partially offset by a reduction in direct mail, radio and print advertising related to a decrease in marketing expenditures for BusinessWeek preview events. Other selling expense was impacted by an increase in the number of preview events resulting in increased payroll and travel costs, in addition to increases in sales tax expense commensurate with the increase in revenue.

General and Administrative Expense

	Three Months Ended March 31,
(in thousands, except percentages)	2006	2005	% Change
Payroll	$3,465	$3,024	15%
Other	4,610	3,023	52%
Total general and administrative expense	$8,075	$6,047	34%

In the table above for the three months ended March 31, 2005, $0.3 million has been reclassified from general and administrative expense to cost of revenue and to selling expense in order to conform to the current period’s presentation.

	% of Revenue
	Three Months Ended March 31,
	2006	2005

Revenue	100%	100%

Payroll	9%	10%
Other	12%	10%
Total general and administrative expense	21%	20%

General and administrative expense increased $2.0 million for the three months ended March 31, 2006 when compared to the same period in 2005. The increase was primarily attributed to three distinct items. First, an increase in headcount to service the increased operations led to increases in payroll and related costs. Second, an increase in professional fees associated with various information technology projects and legal fees associated with various litigation and compliance issues. Third, the move of our headquarters to our Draper, Utah location and the acquisition of Prophet have led to increases in depreciation, rent, telecommunication costs and other general and administrative costs.

Liquidity

Cash Flows

At March 31, 2006, our principal sources of liquidity consisted of $48.0 million of cash and cash equivalents and marketable securities, as compared to $33.4 million of cash and cash equivalents and marketable securities at December 31, 2005.

Net cash provided by operating activities was $16.5 million for the quarter ended March 31, 2006 compared to $3.6 million for the quarter ended March 31, 2005. The primary reasons for the increase in operating cash flows was an increase of $8.9 million in the change in deferred revenue. Deferred revenue increased proportionately with the continued growth in sales of our continuing education and online courses discussed above. Also contributing to the increase in operating cash flow was a $1.3 million reduction of prepaid expenses and inventory levels, and a $1.4 million increase in accrued expenses.

At March 31, 2006, net working capital increased by $9.1 million to $30.2 million, compared to $21.1 million at December 31, 2005, after excluding the change in the current portion of deferred revenue which is substantially a non-cash liability. The primary reason for the increase in net working capital was a $14.6 million increase in cash and marketable securities resulting mainly from revenue growth during the quarter, and the $1.1 million reduction in accounts receivable. Offsetting the cash and securities increases was a $3.7 million increase in accounts payable, accrued expenses, and accrued taxes, which was associated with the growth in revenue.

We regularly invest our excess cash balances in government agency securities that earned approximately a 4 percent average rate of interest during the three months ended March 31, 2006, and that are scheduled to mature evenly through the first quarter of 2008. At March 31, 2006, we had invested in securities with a market value of $22.2 million, compared to $16.9 million at December 31, 2005. During the first quarter of 2006, investments matured which provided $1.0 million in proceeds, as compared to $1.5 million in proceeds provided from the maturity of investments during the comparative period of 2005. During the three months ended March 31, 2006, we purchased an additional $6.4 million in securities compared to no additional securities purchased during the same period in 2005. The funds used in 2006 to acquire the additional securities came from cash provided from operations as a result of increased revenue.

In June 2004, we authorized a stock repurchase program under which we can repurchase up to 3.5 million shares of our common stock over a two-year period. During the three months ended March 31, 2006 and 2005, we repurchased no additional shares. As of March 31, 2006, a total of 1.4 million shares had been repurchased.

In February 2006, we added an additional $0.1 million in equipment financed with capital leases. We expect to continue to use our liquid assets to invest in our infrastructure and fund our operations.

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

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of March 31, 2006 (in thousands).

Payments due by period	Capital leases (1)	Operating leases (2)	Data & communication, and other agreements (3)	Management employment agreements (4)	Total contractual obligations
2006 Remaining	$148	$687	$289	$825	$1,949

1 - 3 Years	586	2,446	343	288	3,663
Thereafter	82	393	—	—	475
Total Lease Payments	816	$3,526	$632	$1,113	$6,087

Less: Amount representing interest (average of 8%)	124

Present value of lease payments	692

Less: Current portion	146

Long-term portion	$546

(1)	Our capital leases include telecommunications equipment. The terms of the agreements vary from 2006 until 2010.
(2)	Our operating leases include office space and operating facilities. The terms of the agreements vary from 2006 until 2010.
(3)	We have supply contracts with various vendors of financial data and communications services providing for minimum monthly commitments. These contracts have terms from 2006 to 2007.
(4)	We have entered into employment agreements with certain senior executives that require us to make cash payments over the contractual periods.

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

Income Taxes

The provision for income taxes is calculated using the asset and liability method. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We provide valuation allowances against the deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on all available information, we do not believe it is more likely than not that our deferred tax assets will be utilized. In determining the adequacy of the valuation allowance we assess our profitability by taking into account the present and anticipated amounts of domestic and international earnings, as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences. For financial reporting purposes, we generally provide taxes at the rate applicable for the appropriate tax jurisdiction.

Valuation of Long-Lived Assets, Including Goodwill

We review annually, or more often if events or circumstances indicate a potential impairment exists, goodwill and indefinite lived intangibles for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We completed our annual impairment review during the fourth quarter of 2005. We did not identify any impairment to our goodwill or indefinite lived intangibles as a result of this review.

We review long-lived assets, including certain amortizable identifiable intangibles, for impairment whenever events or changes in circumstances indicate that we will not be able to recover the asset’s carrying amount in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Revenue Recognition

We recognize revenue in accordance with SAB No. 104, “Revenue Recognition,” and EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Revenue is not recognized until it is realized or realizable and earned. The criteria to meet this guideline are: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

We sell our products separately and in various bundles that contain multiple deliverables that include one-on-one coaching sessions, website subscriptions, educational workshops, online courses, along with other products and services. In accordance with EITF 00-21, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performances of any undelivered item is probable and substantially in our control. The fair value of each separate element is generally determined by prices charged when sold separately. In certain arrangements, we offer these products bundled together at a discount. The discount is allocated pro rata to each element based on the relative fair value of each element when fair value support exists for each element in the arrangement. If fair value of all undelivered elements in an arrangement exists, but fair value does not exist for a delivered element, then revenue is recognized using the residual method. Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee (after allocation of 100 percent of any discount to the delivered item) is recognized as revenue. We provide some limited rights of return in connection with its arrangements. We estimate our returns based on historical experience and maintains an allowance for estimated returns, which has been reflected as an accrued liability. Each transaction is separated into its specific elements and revenue from each element is recognized according to the following policies:

Product	Recognition policy
Workshop/workshop certificate	Deferred and recognized as the workshop is provided or certificate expires
Home study	Recognized upon delivery to customer
Online course	Deferred and recognized as services are delivered
Coaching sessions	Deferred and recognized as services are delivered
Website subscription and renewals	Deferred and recognized on a straight-line basis over the subscription period
Data licenses	Recognized monthly based on data usage

Deferred Revenue

Deferred revenue arises from subscriptions to the websites, workshops, online courses and coaching services because the payments are received before the service has been rendered. Deferred revenue is recognized into revenue over the period that the services are performed or the contract period expires. Deferred revenue for online courses is recognized over the estimated time the customers are expected to be retained. We also sell certificates to attend workshops in the future. Revenue from these sales is deferred until the certificate is used or expires.

Accounting for Stock-Based Compensation

Prior to 2003 we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly recognized no compensation expense for stock option grants because the options’ exercise price equaled the fair market value of our stock price on the measurement date. Beginning in 2003, we adopted the fair value expense recognition method available under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), in accounting for options granted after 2002. Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” utilizing the modified prospective approach.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to unvested awards that were outstanding on January 1, 2006 that are subsequently exercised, modified, repurchased, or cancelled. In addition, compensation cost recognized in the first quarter of 2006 includes compensation cost for all options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all options granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). In accordance with the modified prospective approach, prior periods were not restated to reflect the impact of adopting the new standard.

In calculating the fair values and compensation cost associated with share-based payments, we take into account multiple factors, which are highly subjective, and wherein changes can have a significant impact on our operations. These areas include our estimated stock price volatility, as well as the expected lives of the options.

Inasmuch as compensation expense under SFAS 123 was already being recognized in the financial statements, the effect of adopting SFAS 123(R) on net loss and net loss per share amounted to reflecting in the financial statements the reduction in expense, aggregating approximately $77,000, related to those options not expected to vest.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have invested excess cash in marketable securities that are subject to interest rate risk, which is not considered to be material to us. Based on our average holdings of marketable securities during the three months ended March 31, 2006, a 1 percent change in average interest rates would have increased or decreased our net loss for the quarter by approximately $50,000. We do not enter, or intend to enter, into derivative financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on this evaluation, such officers have concluded that these controls and procedures are not effective as of the end of the period covered by this quarterly report on Form 10-Q in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting pertaining to our revenue recognition systems.

In light of the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2005, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

While we have not fully remediated the material weakness relating to revenue recognition systems, management’s remediation plan consists of the following:

•      We are currently in the process of configuring and implementing revenue recognition software. The software is expected to be fully implemented during 2006.

•      We have engaged a nationally recognized consulting firm to assist with the selection, configuration and deployment of an integrated enterprise resource planning and customer relationship management technology solution, which will include order entry, revenue recognition and all related financial modules. Implementation of this technology is expected to begin during the second fiscal quarter of 2006. This technology is expected to be fully implemented during 2007.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

Information regarding our legal proceedings can be found under the “Litigation” section of the “Commitments and Contingencies” footnote to the Condensed Consolidated Financial Statements.

Item 1a.  Risk Factors

There have been no material changes in the Company’s risk factors from those disclosed in “Item 1A. Risk Factors” of the 2005 Form 10-K.

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

INVESTools Inc.

/s/ IDA K. KANE
Ida K. Kane Chief Financial Officer A duly authorized officer of the Registrant
Date: May 9, 2006