Form 10-Q
period 2006-06-30
INVESTOOLS INC
filed 2006-08-04
CIK 1145124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED June 30, 2006

Commission File Number:    000-52012

INVESTOOLS INC.

(Exact name of Registrant as specified in its charter)

Delaware	76-0685039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13947 South Minuteman Drive
Draper, UT	84020
(Address of principal executive offices)	(Zip Code)

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

$.01 par value per share Common Stock: 45,111,258 as of August 1, 2006

INVESTOOLS INC. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended June 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INVESTOOLS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	June 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$20,969	$11,466
Marketable securities	37,662	16,871
Accounts receivable, net of allowance ($73 and $55)	2,927	3,353
Current portion of restricted cash	—	4,722
Other current assets	4,800	3,133
Total current assets	66,358	39,545

Long-term restricted cash	371	366
Goodwill	18,085	18,085
Intangible assets, net of accumulated amortization ($3,141 and $1,891)	3,949	5,199
Furniture and equipment, net of accumulated depreciation ($3,470, and $2,403)	12,365	8,890
Other long-term assets	1,229	614

Total assets	$102,357	$72,699

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of deferred revenue	$112,268	$68,215
Accounts payable	4,458	3,210
Accrued payroll	3,850	3,522
Accrued tax liabilities	9,384	7,359
Other current liabilities	5,891	4,193
Current portion of capitalized lease obligations	171	125
Total current liabilities	136,022	86,624

Other long-term accrued liabilities	265	—
Long-term portion of capitalized lease obligations	580	513
Long-term portion of deferred revenue	19,732	9,301
Total liabilities	156,599	96,438

Stockholders’ deficit:
Common stock $0.01 par value (44,970 and 44,754 shares issued and outstanding, respectively)	450	447
Additional paid-in capital	127,220	131,162
Accumulated other comprehensive loss	(256)	(116)
Deferred stock compensation	—	(3,742)
Accumulated deficit	(181,656)	(151,490)
Total stockholders’ deficit	(54,242)	(23,739)

Total liabilities and stockholders’ deficit	$102,357	$72,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue	$38,396	$34,162	$77,177	$64,786
Costs and expenses
Cost of revenue	35,851	25,211	64,550	50,591
Selling expense	12,166	9,329	24,054	17,945
General and administrative expense	8,611	5,915	16,686	11,962
Special charges	2,624	40	2,990	40
Total costs and expenses	59,252	40,495	108,280	80,538

Loss from operations	(20,856)	(6,333)	(31,103)	(15,752)

Other income (expense)
Gain (loss) on sale of assets	3	(93)	10	(93)
Interest income and other, net	587	166	935	287
Other income	590	73	945	194

Net loss before income taxes and cumulative effect of accounting change	(20,266)	(6,260)	(30,158)	(15,558)
Income tax expense	28	—	56	5

Net loss before cumulative effect of accounting change	(20,294)	(6,260)	(30,214)	(15,563)
Cumulative effect of accounting change	—	—	48	—

Net loss	$(20,294)	$(6,260)	$(30,166)	$(15,563)

Net loss per common share — basic and diluted	$(0.45)	$(0.14)	$(0.67)	$(0.35)

Weighted average common shares outstanding — basic and diluted	45,067	45,008	44,943	44,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(30,166)	$(15,563)
Reconciling adjustments:
Depreciation and amortization	2,316	1,169
Deferred taxes	56	—
Stock compensation expense	491	252
Provision for sales return reserve	315	1,083
Provision for lease termination	213	—
(Recovery of) provision for bad debt	(35)	58
(Gain) loss on sale of assets	(10)	93
Impairment of capitalized software development	1,464	—
Changes in operating assets and liabilities, net of the effect of acquired businesses:
Accounts receivable	461	(981)
Restricted cash	—	3
Other assets	(1,659)	(494)
Accounts payable	1,248	(1,941)
Deferred revenue	54,969	22,621
Accrued payroll	328	404
Other current liabilities	600	(2,810)
Accrued tax liabilities	1,318	688
Net cash provided by operating activities	31,909	4,582

Cash flows from investing activities:
Purchases of marketable securities	(23,403)	—
Proceeds from the maturity of marketable securities	2,500	4,170
Proceeds from the sale of equipment	10	40
Purchases of furniture, fixtures and equipment	(5,472)	(4,171)
Cash paid in business acquisitions, net of cash received	—	(7,879)
Net cash used in investing activities	(26,365)	(7,840)

Cash flows from financing activities:
Payments on capital leases	(70)	(9)
Changes in long-term restricted cash	4,717	(3,026)
Repurchase of stock	(1,360)	—
Proceeds from exercise of stock options	672	90
Net cash provided by (used in) financing activities	3,959	(2,945)

Increase (decrease) in cash and cash equivalents	9,503	(6,203)
Cash and cash equivalents:
Beginning of period	11,466	10,736

End of period	$20,969	$4,533

Supplemental non-cash disclosures:
Equipment financed with capital lease obligations	$183	$675
Licensing contracts financed with vendors	$350	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”) and do not include all the information and footnotes required by accounting principles generally accepted in the United States. However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods. The results of operations for the three and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, and Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Revenue is not recognized until it is realized or realizable and earned. The criteria to meet this guideline are: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

The Company sells its products separately and in various bundles that contain multiple deliverables that include educational workshops, online courses, on-demand coaching services, one-to-many coaching services, and ongoing support and tutorials, along with other products and services. In accordance with EITF 00-21, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performance of any undelivered item is probable and substantially in the Company’s control. The fair value of each separate element is generally determined by prices charged when sold separately. In certain arrangements, the Company offers these products bundled together at a discount. The discount is allocated pro rata to each element based on the relative fair value of each element when fair value support exists for each element in the arrangement. If fair value of all undelivered elements in an arrangement exists, but fair value does not exist for a delivered element, then revenue is recognized using the residual method. Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee (after allocation of 100 percent of any discount to the delivered item) is recognized as revenue. The Company provides some limited rights of return in connection with its arrangements. The Company estimates its returns based on historical experience and maintains an allowance for estimated returns, which has been reflected as an accrued liability. Each transaction is separated into its specific elements and revenue from each element is recognized according to the following policies:

Product	Recognition policy
Workshop/workshop certificate	Deferred and recognized as the workshop is provided or certificate expires
Home study	Recognized upon delivery of home study materials to customer
Online course	Deferred and recognized over the estimated subscription period
Coaching services	Deferred and recognized as services are delivered, or on a straight-line basis over the subscription period
Website subscription and renewals	Deferred and recognized on a straight-line basis over the subscription period
Data licenses	Recognized monthly based on data usage

Deferred Revenue

Deferred revenue arises from subscriptions to the websites, workshops, online courses, and coaching services because the payments are received before the service has been rendered. Deferred revenue is recognized into revenue over the period that the services are performed or the contract period expires, as shown in the above table.

Capitalized software development costs

For internal use software the Company complies with The American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, Accounting For Cost of Computer Software Developed or Obtained for Internal Use, and EITF No. 00-2, Accounting for Website Development Costs. In accordance with SOP 98-1, software development costs incurred as part of an approved project plan that result in additional functionality to internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software. During the three and six months ended June 30, 2006, the Company capitalized $0.4 million and $1.9 million, respectively, related to internal use software related to the development of the Investor Toolbox™ website.

Marketable Securities

The Company invests excess cash in marketable securities, primarily government backed securities with maturities ranging from one to 34 months. At June 30, 2006, the cost of these securities was $37.9 million. The Company has classified these marketable securities as available for sale under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the securities are recorded at fair value and any unrealized gains or losses are included in accumulated other comprehensive loss within stockholders’ deficit. Gains are recognized when realized and are recorded in the Company’s Condensed Consolidated Statement of Operations in other income. Losses are recognized as realized or when management has determined an other-than-temporary decline in fair value has occurred. There were no realized gains or losses recognized during the three and six months ended June 30, 2006 and 2005. Certain of these securities were purchased at a discount or premium, which are being amortized into interest income over the maturity of the security. The Company recognized interest income of $0.6 million and $0.1 million in the three-month periods ended June 30, 2006 and 2005, respectively, and $0.8 million and $0.2 million during the six-month periods ended June 30, 2006 and 2005, respectively. The market value of these marketable securities, reflected in the balance sheet at June 30, 2006, was $37.7 million. Gross unrealized holding losses were $0.3 million at June 30, 2006 and $0.1 million at December 31, 2005.

Inventories

Inventories are stated at the lower of cost or market value (using the first-in, first-out method). The Company’s inventories consist of manuals and DVDs that comprise the Company’s educational products. At June 30, 2006 and December 31, 2005, $0.5 million and $0.9 million, respectively, in net inventories were included as part of other current assets.

Amortizable Acquired Intangibles

Amortizable acquired intangibles with finite lives as of June 30, 2006 and December 31, 2005 were as follows (in thousands):

	As of June 30, 2006			As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Existing technology and other	$5,380	$(2,466)	3.1 years	$5,380	$(1,407)	3.2 years
Non competition	890	(675)	1.5 years	890	(484)	1.6 years
Total acquired intangibles	$6,270	$(3,141)	3.0 years	$6,270	$(1,891)	3.0 years

For the three and six-month periods ended June 30, 2006, amortization expense was $0.6 million and $1.3 million, respectively, as compared to $0.4 million and $0.7 million for the same periods in 2005.

Estimated future amortization expense is as follows (in thousands):

2006 Remaining	$1,013
2007	774
2008	653
2009	644
2010	45
Thereafter	—
Total estimated amortization expense	$3,129

Non-Amortizable Acquired Intangibles

As a result of the acquisition of Prophet Financial Systems, Inc. (“Prophet”) in January 2005, trademarks and trade names which are not amortized and have indefinite lives as of June 30, 2006 were $0.8 million.

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

Stock Options

INVESTools 2001 Stock Option Plan

This plan is the only plan out of which the Company currently can grant options. The plan was approved by stockholders in December 2001. On June 15, 2006 stockholders approved a proposal amending the plan to increase the total number of shares available for grant under this plan for issuance to officers, directors and employees from six million to eight million. Incentive options are typically granted at fair market value of the Company’s common stock at the date of grant, and generally expire ten years from the date of grant. The shares are issuable from the Company’s authorized but unissued shares, or they may be issued out of treasury stock. Based on awards previously granted to employees and directors, the number of shares available for future stock option grants were 4,092,212 at June 30, 2006.

Telescan Stock Option Plans

The Company reserved 427,456 shares of its common stock for issuance under three stock option plans for the employees and former directors of Telescan, Inc., a wholly-owned subsidiary of the Company. No new options are being granted under these plans. Options granted under these plans were granted at fair market value at the date of grant and generally expire ten years from the date of grant. At June 30, 2006, there were 328,616 shares outstanding under this plan.

ZiaSun Stock Option Plan

The Company reserved 1,296,600 shares of its common stock for issuance under one stock option plan for the officers, employees and former directors of ZiaSun Technologies, Inc., a wholly-owned subsidiary of the Company. No new options are being granted under this plan. Options granted under this plan were granted at fair market value at the date of grant and generally expire ten years from the date of grant. At June 30, 2006, there were 89,400 shares outstanding under this plan.

Prior to 2003 the Company accounted for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (the intrinsic value method), and accordingly recognized no compensation expense for stock option grants because the options’ exercise price equaled the fair market value of the Company’s stock price on the measurement date. Beginning in 2003, the Company adopted the fair value expense recognition method available under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) in accounting for options granted after 2002. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), Share-Based Payment (“SFAS 123(R)”) utilizing the modified prospective approach.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to unvested awards that were outstanding on January 1, 2006 that are subsequently exercised, modified, repurchased, or cancelled. In addition, compensation cost recognized in the first quarter of 2006 included compensation cost for all options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all options granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The total cost related to the Company’s share-based compensation plans, recorded pursuant to the methods then in effect, was $0.5 million and $0.3 million for the six months ended June 30, 2006 and 2005, respectively. In accordance with the modified prospective approach, prior periods were not restated to reflect the impact of adopting the new standard.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of the underlying stock on the exercise date, over the exercise price of the options. Prior to the adoption of SFAS 123(R), the Company reported all tax benefits resulting from the exercise of stock options as cash flows from operating activities in its Condensed Consolidated Statements of Cash Flows. In accordance with SFAS 123(R), beginning January 1, 2006, the Company records in its Condensed Consolidated Statement of Cash Flows the tax benefits from the exercise of stock options as cash flows from financing activities. Net cash proceeds from the exercise of stock options were $0.7 million and $0.1 million for the six months ended June 30, 2006 and 2005, respectively. The tax benefit potentially realizable from stock option exercises was $0.6 million and none for the same respective periods. However, the Company was not able to recognize this tax benefit due to its existing fully-valued net operating loss carryforward. Therefore, until the tax deduction reduces taxes payable, the realization of this tax benefit is not recognized, and cash flows from financing activities presented in the accompanying statement of cash flows do not include the tax effect of the option exercises.

Beginning in 2006, SFAS 123(R) requires the Company to recognize compensation expense related to options based on the estimated number of options that will ultimately vest. Accordingly, we are required to estimate what the forfeitures will be. The estimate of such forfeitures serves to reduce the compensation expense that would otherwise be recorded. Prior to 2006, the Company did not estimate such expense reductions for post-2002 awards, and accounted for forfeitures by reducing the recognized expense as they occurred. Changing this principle of accounting is required by the adoption of SFAS 123(R), and as a result the Company estimated the cumulative amount of potential pre-vesting forfeitures relating to unvested options as of January 1, 2006. The reduction in compensation expense that would have been recognized during prior periods resulting from this change in accounting principle was approximately $48,000, and was recognized during the three months ended March 31, 2006. The reduction in deferred tax assets associated with decreasing the estimated future tax deduction, which resulted from decreasing the related estimated option exercises, was offset by an equal reduction in the valuation allowance. Accordingly, there was no tax effect recognized.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s loss before taxes, and its net loss for the six months ended June 30, 2006, were both $0.1 million lower than if the Company had continued to account for options under the combination of APB Opinion No. 25 and SFAS 123 for its stock option plans. There was no change to basic and diluted loss per share. There were no remaining unrecognized costs that would, during 2006 and later, be included in compensation expense related to pre-2003 grants, and which were previously accounted for under APB Opinion No. 25. In addition, as mentioned in the preceding paragraph, SFAS 123(R) requires the Company to begin estimating forfeitures of options which have yet to fully vest. The effect on expenses of estimating forfeitures relating to the cost of unvested options results in lower compensation costs recognized than if SFAS 123(R) had not been adopted.

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

The following table illustrates the effect on operating results and per share information had the Company accounted for share-based compensation in accordance with SFAS 123 for the three and six-month periods ended June 30, 2005 (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss as reported	$(6,260)	$(15,563)
Add: Option-based employee compensation reported in net loss, net of taxes	114	252
Deduct: Pro forma option-based compensation under the fair value method, net of taxes	(153)	(330)

Pro forma net loss	$(6,299)	$(15,641)

Basic and diluted net income (loss) per share—as reported	$(0.14)	$(0.35)
Basic and diluted net income (loss) per share—pro forma	$(0.14)	$(0.35)

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted average assumptions for the periods indicated (there were no options granted during the three months ended June 30, 2005):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Dividend yield	—	—	—	—
Risk-free factors	5.07%	—	5.07%	3.95%
Volatility factors	55.9%	—	55.9%	62.3% - 62.8%
Expected lives	6.3 years	—	6.3 years	7 years
Weighted average fair value of options granted	$5.32	$—	$5.32	$2.42

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, and the expected future exercising patterns for those same homogeneous groups.  During 2006, the Company used the simplified method for determining expected lives.  The expected volatility is based upon a blend of the Company’s historical volatility of its stock price, and the historical volatility of the stock price of one of the Company’s industry peers.

The following table represents stock option activity for the six months ended June 30, 2006:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contract life
Outstanding options at beginning of period	4,052,193	$2.35
Granted	275,868	$9.00
Exercised	(493,927)	$1.36
Expired	—	—
Forfeited	(142,580)	$2.92

Outstanding options at end of period	3,691,554	$2.96	6.7 years

Outstanding exercisable options at end of period	2,107,891	$1.86	5.5 years

At June 30, 2006, the aggregate intrinsic value of options outstanding was $19.7 million, and the aggregate intrinsic value of exercisable options was $13.8 million. The total intrinsic value of options exercised was $2.4 million and $0.1 million for the three months ended June 30, 2006 and 2005, respectively. The total intrinsic value of options exercised was $3.6 million and $0.2 million for the six months ended June 30, 2006 and 2005, respectively.

At June 30, 2006, there was $4.3 million of unrecognized compensation cost related to options which is expected to be recognized over a weighted-average period of 1.7 years.

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

In December 2005, the Company issued 3,000 shares of restricted, forfeitable stock with a fair value of $5.40 per share to members of its Advisory Board. The restrictions on the restricted stock awards vest all at once at the end of 24 months. The fair value of the restricted stock awards is being amortized to compensation expense as the restrictions lapse and until the members’ performance obligation has been completed, in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The amount of unrecognized compensation cost as of June 30, 2006, and amount amortized as expense during the three and six-month periods ended June 30, 2006, is not material to these Condensed Consolidated Financial Statements.

Stock Repurchase Program

In June 2004, the Board of Directors authorized a stock repurchase program under which the Company can repurchase up to 3.5 million shares of its common stock over a two-year period. In June 2006, the Board of Directors extended the program for an additional two years.  In May 2006, the Company repurchased from one of the Directors 160,000 shares for $1.4 million, or $8.50 per share, under the terms of the program.  The price of the shares was the closing market price on the date of repurchase, less a discount of 5%.  During the comparable period of 2005, no shares were repurchased. As of June 30, 2006, a total of 1.6 million shares had been repurchased for a total cumulative cost of $5.0 million.

Special Charges

During the three months ended June 30, 2006, the Company completed a review of the existing user interface features component of the ongoing Investor Toolbox development project.  As a result of feedback from Company instructors and coaches, the Company determined to abandon the component and redevelop it.  Accordingly, the Company wrote off the capitalized costs related to the existing user interface component in accordance with SOP 98-1 and SFAS 144.  These costs totaled $1.4 million.  In addition, management accrued $1.0 million as estimated settlement costs involved with ongoing legal matters, and accrued an additional $0.2 million relating to severance costs.

Comprehensive Loss

Supplemental information on comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(20,294)	$(6,260)	$(30,166)	$(15,563)
Unrealized (loss) gain on marketable securities	(96)	42	(140)	(30)
Net comprehensive loss	$(20,390)	$(6,218)	$(30,306)	$(15,593)

Commitments and Contingencies

Lease obligations

Equipment and facilities are leased under various non-cancelable operating leases and capital leases expiring at various dates through the year 2010. During the first six months of 2006, the Company added $0.2 million in equipment financed with capital leases. At June 30, 2006, total assets under capital leases aggregated $0.9 million.

In January 2006, the Company ceased the use of leased office space in San Rafael, California, and moved all operations to its leased offices in Palo Alto, California, and Draper, Utah. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a liability of $0.2 million in lease termination costs related to the remaining lease payments, net of estimated sublease rentals. As of June 30, 2006, the Company had subleased the property and reduced the accrued liability by $19,000.

Future minimum lease payments under non-cancelable operating leases, related subleases, and capital leases at June 30, 2006, are as follows (in thousands):

	Capital leases	Operating leases	Sub-lease income	Net operating leases
For the fiscal years:

2006 Remaining	$112	$568	$(95)	$473
2007	224	950	(119)	831
2008	224	790	(40)	750
2009	224	741	—	741
2010	93	393	—	393
Total Lease Payments	877	$3,442	$(254)	$3,188

Less: Amount representing interest (average of 8%)	126

Present value of lease payments	751

Less: Current portion	171

Long-term portion	$580

Litigation

From time to time the Company is involved in certain legal actions arising in the ordinary course of business. It is the opinion of management that such litigation will be resolved without a material adverse effect on the Company’s liquidity, financial position or results of operations.

On March 4, 2003, a foreign national filed a complaint in the San Diego Superior Court against ZiaSun Technologies, Inc., one of the Company’s wholly-owned subsidiaries. The complaint alleged that certain individuals, who were not parties in the lawsuit, persuaded the plaintiff to purchase shares of ZiaSun common stock and the complaint also alleged a failure to deliver a stock certificate. ZiaSun does not have any ownership or control of the third party brokerage house from whom plaintiff claims to have purchased stock. The plaintiff was seeking unspecified damages for the alleged fraud in the sale of the stock. In February 2005, the court awarded a summary judgment in the Company’s favor. In March 2005, the plaintiff filed an appeal to continue to pursue this litigation. The court accepted his appeal in October 2005, and the Company filed a reply in November 2005. In May 2006 the Appellate court decided in favor of the Company.  The Company considers it highly unlikely the California Supreme Court will agree to hear any further appeal by the plaintiff.

In October 2005, the Supreme Court of Queensland, ruled on a lawsuit filed on July 9, 2004, by the Australian Securities and Investment Commission (ASIC) against Online Investors Advantage, one of the Company’s wholly-owned subsidiaries (OIA). The Court found that most of the claims pursued by ASIC had not been made out against OIA, but found for ASIC in respect to certain claims, all of which hinged on the Court’s finding that OIA’s website was a ‘financial product’, as that term is defined under the Australian Corporations Act. There were no penalties assessed against the Company as a result of this ruling. On October 31, 2005, the Court dismissed ASIC’s claim regarding the repayment of money to participants at the workshops. Accordingly, $0.3 million of funds previously held in escrow were released to the Company. Given OIA’s success on the majority of ASIC’s claims, ASIC was ordered to pay 80% of OIA’s legal costs. Given that ASIC succeeded in respect to a small number of its claims, OIA was ordered to pay 20% of ASIC’s legal costs. The Company’s legal counsel is presently working to determine the settlement of the respective legal fees, and no amounts have been recorded in the Consolidated Financial Statements. The Company expects these amounts to be settled in the second half of 2006.  At this time the net settlement is not estimable, and therefore has not been recorded.

In November 2005, Ross Jardine and True North Academy L.L.C. filed a lawsuit against the Company in the Third Judicial District Court, Salt Lake City, Utah. The lawsuit alleges that the Company abused Mr. Jardine’s personal identity under Utah state law, his name and likeness, and appropriated the commercial value of Mr. Jardine’s identity and violated his privacy. In January 2006, the Company filed its answer and counterclaim, and in February 2006 it filed a motion for summary judgment. Both parties have filed briefs on the matter, and since June 1, 2006 have been subject to a standstill agreement. The parties are pursuing resolution through mediation.

In February 2006, the Company filed a complaint against Stock Investor.com, LLC, True North Academy, L.L.C., Wade Hallam, Leroy Hartman and Tony Montoya in the Fourth Judicial Court, Utah County, Utah. The complaint alleges breach of contract, tortuous interference, violation of the Utah Trade Secrets Act, common law unfair competition, violation of the Utah Unfair Competition Act, common law trademark infringement and trade name infringement, and civil conspiracy. The Company is seeking damages and injunctive relief. The defendants have filed a counterclaim, and since June 1, 2006 the defendants and the Company have been subject to a standstill agreement. The parties are pursuing resolution through mediation.

In April 2006, the Company was contacted by Ablaise Ltd., threatening litigation against the Company’s wholly-owned subsidiary, Prophet Financial Systems, Inc., along with other companies, alleging patent infringement. The Company has engaged legal counsel in the matter, believes the claims are without merit, and intends to vigorously defend this action.

In February 2004, the Company entered into an Agreement and Plan of Merger with SES Acquisition Corp., dba 360 Group. Under the terms of the agreement, certain payments were scheduled to be paid during 2005 based on various earn-out performance conditions being met.  The sellers filed suit on July 18, 2006 against the Company and 360 Group in the Superior Court of the State of California, alleging that pursuant to the Agreement and Plan of Merger between the

Company, the sellers, and others, the Company was required to pay the sellers earn-out payments for 2005.  The Company alleged that no such payments were required.  The sellers claim they are entitled to more than $3 million.  The Company intends to vigorously defend this action.

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

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Potential common stock equivalents amounting to 3.7 million for the three and six months ended June 30, 2006, and 2.3 million for the three and six months ended June 30, 2005, respectively, are excluded from the computation because their effect is anti-dilutive.

Recently Issued Accounting Standards

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective for the Company as of January 1, 2007.  The Company is currently assessing the impact, if any, of FIN 48 on its consolidated financial statements.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective as of January 1, 2007. The Company is currently evaluating the impact of adopting EITF 06-03 on the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Our mission is to educate individual investors to make their own investment decisions by providing them with the service and support they need to successfully achieve their financial goals. We hope to accomplish this by integrating investment approaches, providing web-based tools, offering live and online learning opportunities, and by maintaining support designed to ensure their ongoing success. We have more than 248,000 graduates and 83,700 subscribers to our websites. Our products and services are built around the INVESTools Method™, a unique integration of a disciplined investing process, web-based tools, personalized instruction and support. Our investor education products and services are offered in a variety of learning formats with courses ranging from beginning to advanced, thus addressing the needs of all investor levels.

Concentration Risk

During the three and six months ended June 30, 2006, we accessed approximately 63% and 58%, respectively, of our sales transaction volume through co-marketing (Success Magazine and NET Marketing Alliance) relationships. While the loss of the relationships with either of these parties could have a material adverse effect on our financial performance in the short-term, we are constantly pursuing new student acquisition channels and believe business from new and existing channels would replace such lost volumes if they were to occur. There can be no assurance that we would be successful in establishing new channels.

Revenue

Learning Formats

Depending on the brand under which the learning formats are marketed, the content and services available to students, i.e., length of workshop, types of coaching services  or length of time over which services are performed, and access to certain Investor Toolbox features, may vary.

•                  Preview Event—We offer directly or through partners, a free event that introduces attendees to fundamental investing concepts and provides a broad overview of the financial markets. Depending on the brand under which the preview event is marketed, participants may receive a gift for attending. Attendees are offered an opportunity to purchase a more comprehensive, live workshop, and an in-depth online or DVD-based home study program.

•                  Workshops—We offer one and two-day live, instructor-led investing workshops that cover topics ranging from fundamental investing principles to advanced strategies. The workshops provide hands-on experience using our proprietary Investor Toolbox website. The fundamental 5-Step Investing Formula workshop includes a six month subscription to the Investor Toolbox website as part of the workshop fee.

•                  Home Study/Online Courses—We also offer most of our courses in an online or DVD-based home study format. The home study programs provide hands-on training using our proprietary Investor Toolbox website. The 5-Step Investing Formula home study course includes a six month subscription to the Investor Toolbox website as part of the home study course fee.  Additional online courses on advanced topics are also available.

•                  Coaching Services—Our coaching service options offer investors individual, on-demand access to coaches via the telephone, or one-to-many online coaching and support. Offered in connection with both fundamental and advanced courses, the sessions allow investors to learn at their own pace and apply what they are learning. On-demand  and one-to-many coaching alternatives are subscription products offered in one to sixty-month time periods, depending on the related course.  One-to-many coaching services include weekly, topic-driven live webinar sessions (Trading Rooms), advanced strategy-based group discussions (Active Investor Talk), and market-based group instruction (Masters Talk).

•                  Interactive Workshops—Our interactive workshops provide students with an in-depth, personal learning experience and a low student-to-coach ratio. These courses are taught by our most experienced coaches. They include stock, options, and currency training, as well as more advanced active investing courses.

•                  Ongoing Support and Tutorials (web subscriptions)—As long as alumni maintain an active subscription to the Investor Toolbox website, they have access to student and technical support through a Live Chat online support option and through an 800-number hotline.  Alumni can access a series of inexpensive or free topical, recorded online tutorials through our Investor Toolbox website. The click-on-demand tutorials are designed to walk graduates through the portion of the Investor Toolbox website that relates to the subject being covered.

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(in thousands, except percentages)
Initial Education:
Workshops	$3,268	$4,260	(23)%	$7,223	$8,079	(11)%
Coaching services	79	136	(42)%	142	250	(43)%
Home study / Online courses	4,887	872	460%	10,254	1,325	674%
Initial web time	790	731	8%	1,630	1,453	12%
Total initial education sales transaction volume	9,024	5,999	50%	19,249	11,107	73%

Continuing Education:
Workshops	13,232	7,652	73%	24,503	15,091	62%
Coaching services	27,738	19,798	40%	47,933	36,887	30%
Home study / Online courses	13,311	5,291	152%	21,107	10,859	94%
Renewals	8,146	5,686	43%	15,455	10,911	42%
Other revenue	1,908	1,308	46%	3,773	2,770	36%
Total continuing education sales transaction volume	64,335	39,735	62%	112,771	76,518	47%

Total sales transaction volume	73,359	45,734	60%	132,020	87,625	51%
Change in deferred revenue, net	(34,963)	(11,572)	202%	(54,843)	(22,839)	140%
Total revenue	$38,396	$34,162	12%	$77,177	$64,786	19%

In the previous table, sales transaction volume (“STV”), which is a non-GAAP financial measure, represents sales transactions generated in each period before the impact of recognition of deferred revenue from prior periods and the deferral of current period sales. We believe that STV is an important measure of business volume. See “Cost of Revenue” below for a further discussion of STV.

In the table above, initial education revenues consist of the initial sales to students at preview events, and sales to new students via our telesales groups. Once the student completes this initial education, which consists primarily of the 5-Step Investing Formula and/or initial Currency Trading courses, they are considered a graduate. Continuing education revenues consist of sales of advanced products and web time renewals sold to graduates.

Three Months Ended June 30, 2006 Compared To The Three Months Ended June 30, 2005:

Revenue increased by $4.2 million for the quarter ended June 30, 2006, when compared to the same period in 2005, as a result of an increase in the number of workshops held, and an increase in the number of 5-Step Investing Formula graduates, along with an increase in the number of home study/online course sales. Revenue also increased as a result of internal telesales activities and increased renewal sales, particularly of our home study and online products.  Due to increased marketing and promotional efforts, we experienced growth in the number of sales leads received, and have increased our internal sales force since a year ago.  In addition, revenue increased as a result of sales of Active Investing Series and Currency Trader products, and royalties from our brokerage relationships that did not exist during the three months ended June 30, 2005.

Also contributing to the revenue increase were price increases effective January 2006 of selected bundled products and services. Revenue has also increased as a result of increased services rendered from prior deferred sales.  Offsetting the increases in reported revenues were increases in deferred revenue, resulting from our ongoing transition to online courses which have longer periods over which services are rendered.

Initial Education Sales

Initial education sales sold at our preview events and by our telesales groups increased $3.0 million for the quarter ended June 30, 2006, when compared to the same period in 2005.  Much of the increase was due to better rates of customer response resulting from television advertising.  This led to higher attendance at our preview events, and an increase in the sale of live and online services.  Revenue increases also resulted from increased sales of home study products to students at preview events.  We also increased our internal sales force since last year, and received more sales leads.  Both of these factors resulted in increased telesales of initial home study and online course products during the quarter as compared to the same period of 2005.

Continuing Education Sales

Sales at our continuing education workshops and by our telesales groups increased $24.6 million for the quarter ended June 30, 2006, when compared to the same period in 2005, primarily due to an overall increase of 36 percent more graduates since the prior year.  Specifically, revenue grew during the second quarter of 2006 as compared to the same quarter of 2005 as a result of an increase in graduates of our 5-Step Investing Formula courses, and an increase in the percentage of graduates purchasing continuing education products.  An increase in the number of graduates purchasing continuing education products resulted from more qualified graduates purchasing 5-Step Investing Formula courses sold through our co-marketing partners, as compared to the number of graduates purchasing courses during the same period in the prior year.  This resulted from a different pricing strategy in effect with a co-marketing partner during 2006 as compared to the same period in 2005.  Furthermore, continuing education sales increased due to an increase in the concentration of sales of our Program of High Distinction, sales of Active Investing Series, Currency Trader products and royalties from our brokerage relationships.

Change in Deferred Revenue

Change in deferred revenue increased $23.4 million for the quarter ended June 30, 2006, when compared to the same period in 2005. The primary reason for the increase in the change in deferred revenue is a higher concentration of sales attributed to our advanced products, including the Masters Program and Program of High Distinction. These two programs contain a variety of coaching services and workshop products that are fulfilled over 12 and 24 month contractual lives. In addition, the transition from material-based courses to online courses has resulted in deferral of revenue that had previously been recognized upon shipment of the product to the student. The revenue generated by the online courses is amortized over the estimated life of the subscription.

Six Months Ended June 30, 2006 Compared To The Six Months Ended June 30, 2005:

Revenue increased by $12.4 million during the six months ended June 30, 2006, when compared to the six months ended June 30, 2005.  The reasons for the increase included all of the factors discussed above in relation to the second quarter ended June 30, 2006.

The majority of the increase resulted from better rates of customer response resulting from direct response TV advertising.  This resulted in higher attendance at our preview events and resultant increase in the sale of more events and online products.  Marketing emphasis during these events was also improved, resulting in higher sales of home study options to potential students.  We have also increased our internal sales force since last year, and received more sales leads.  Both of these factors resulted in increased telesales of home study products during the six-month period as compared to the same period of 2005.  In addition, revenue for the first half of 2006 increased due to product sales to attendees of the INVESTools Investor Conference held in March 2006.  The first three months ended March 31, 2006 also included a full quarter of revenue earned by Prophet, compared to a partial quarter experienced in the comparable period for 2005, resulting in a difference of $0.3 million.

Initial Education Sales

Initial education revenue increased $8.1 million for the six months ended June 30, 2006, when compared to the same period in 2005, primarily as a result of an increased number of graduates of our 5-Step Investing Formula course, sales of our Currency Trader course that did not exist during the first half of 2005 and increased sales of home study and online products sold by our telesales groups resulting from an overall increase in telesales leads.

Furthermore, in 2005, revenue derived from our 5-Step Investing Formula course sold at our preview events was unbundled between workshops, which included the course materials distributed at the workshop and initial web site subscription.  In contrast, during 2006, sales of the 5-Step Investing Formula Online course sold at preview events were unbundled between workshops, home study/online courses, and initial web site subscriptions. This change was due to the materials for the 5-Step Investing Formula course no longer being delivered at the preview event, therefore revenue from the online courses are recategorized as home study/online course sales since the revenues for the courses are deferred and amortized over the life of the subscription.

Continuing Education Sales

Overall, we had 36 percent more graduates at June 30, 2006, than we had at June 30, 2005.  This was part of the reason continuing education sales sold at our continuing education workshops and by our telesales groups increased $36.3 million during the first half of 2006, as compared to the first half of 2005.  The primary reason revenue grew was due to an increase in the number of continuing education revenue transactions, and an increase in the amount of revenue per sales transaction.  Continuing education revenue during the six months ended June 30, 2006 also increased due to a difference in the sales mix of our Program of High Distinction, sales of Active Investing Series, Currency Trader products, along with broker-related royalties not present during 2005 and higher revenues earned through Prophet.

Change in Deferred Revenue

Change in deferred revenue increased $32.0 million during the first six months of 2006 as compared to the same period in the prior year. The primary reasons for the increase are the same as for the three month ended June 30, 2006, i.e., a higher concentration of product and service sales ultimately fulfilled over a longer period of time than with similar sales in 2005.

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(in thousands, except percentages)
Partner commissions	$16,126	$7,839	106%	$26,464	$17,661	50%
Payroll costs	11,109	9,195	21%	21,112	16,600	27%
Other	8,616	8,177	5%	16,974	16,330	4%
Total cost of revenue	$35,851	$25,211	42%	$64,550	$50,591	28%

	% of Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue	100%	100%	100%	100%

Partner commissions	42%	23%	34%	27%
Payroll costs	29%	27%	27%	26%
Other	22%	24%	22%	25%
Total cost of revenue	93%	74%	84%	78%

We defer a significant portion of our revenues associated with advanced products to future periods as services are rendered. We recognize costs as they are incurred. These costs consist of solicitation costs, which include employee sales commissions, partner commissions, credit card fees, and materials. Since these costs are incurred at the inception of the sales transaction, and not as the revenue is recognized, the analysis in the table below presents a tool for analyzing these costs because the ratios are calculated as a percentage of STV generated in each period. Refer to the Revenue section above for a further description of STV. The calculation of cost of revenue and each of the cost components as a percent of STV in the table below is a non-GAAP financial measure, which management believes provides useful information as it compares the cost of generating sales with the sales recorded in a period, whether those sales were recognized as revenue currently or deferred until future periods. Approximately  40 percent of deferred revenue amounts relate to website subscriptions and online courses for which the remaining fulfillment cost represents an allocation of website costs, which are substantially fixed in nature at current subscriber levels. Another  30 percent of the deferred revenue amounts relate to online and telephonic coaching services, of which the remaining fulfillment cost represents labor costs of approximately 10 to 15 percent of related coaching service revenue. The balance of deferred revenue corresponds to additional workshops and workshop certificates for our advanced product sales, for which the remaining fulfillment cost represents the incremental costs of the workshop attendee.

	% of STV
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Sales Transaction Volume	100%	100%	100%	100%

Partner commissions	22%	17%	20%	20%
Payroll costs	15%	20%	16%	19%
Other	12%	18%	13%	19%
Total cost of revenue	49%	55%	49%	58%

Three Months Ended June 30, 2006 Versus Three Months Ended June 30, 2005:

Total cost of revenue increased $10.6 million for the three month period ended June 30, 2006 when compared to the same period in 2005.  While the overall cost of revenue increased along with the increase in total STV, as a percentage of STV the cost of revenue decreased as a result of lower proportional payroll and other costs

Partner commissions consist of amounts that are paid to co-branding and co-marketing partnerships based on sales achieved through these channels. The primary reason for the increase in the amount of partner commissions as a percentage of STV was due to various modifications to agreements with existing partnerships, the establishment of new partnerships, and the termination of others.  Somewhat offsetting these increased costs was the effect of higher levels of  non partner-sourced revenue, for which commissions were not incurred.

Payroll costs include employee commissions based on a percentage of sales achieved at each event, wages and the associated employee benefit costs. The primary reason for the decrease in payroll costs as a percentage of STV was due to a change in the commission structure for workshop staff, which resulted in a reduction of payroll costs.  In addition, payroll costs declined as a result of the reduction in on-demand coaching services, as the coaching format was transitioned to more online group coaching services.

Other costs consist of material costs (including shipping costs), credit card fees, travel expenditures, venue costs and other costs directly related to revenues. Reasons for the decrease in other costs as a percentage of STV were due to a decrease in inventory costs resulting from the transition to online courses that do not have significant material costs and significant decrease in travel and venue costs related to fulfillment of workshops.

Six Months Ended June 30, 2006 Versus Six Months Ended June 30, 2005:

Total cost of revenue increased $14.0 million during the six months ended June 30, 2006 when compared to the same period in 2005 as a result of similar factors as those affecting the results for the second quarter of 2006.

As with the quarter ended June 30, 2006, cost of revenue as a percentage of STV decreased over the first half of 2006 when compared to the prior year.  While the dollar amount of partner commissions and payroll increased along with the growth in the number of workshops and events conducted, as a percentage of STV payroll and other costs decreased.

Payroll costs include employee commissions based on a percentage of sales achieved at each event, wages and the associated employee benefit costs. The primary reason for the decrease in payroll costs as a percentage of STV was due to a change in the commission structure for workshop staff, which resulted in a reduction of payroll costs.

Other costs consist of amounts directly related to revenues. Reasons for the decrease in other costs as a percentage of STV were due to a decrease in inventory costs resulting from the transition to online courses that do not have significant material costs and significant decrease in travel and venue costs related to fulfillment of workshops, partially offset by the costs associated with the INVESTools Investor Conference held in March 2006.

Selling Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(in thousands, except percentages)
Marketing	$8,607	$6,626	30%	$17,012	$12,607	35%
Other	3,559	2,703	32%	7,042	5,338	32%
Total selling expense	$12,166	$9,329	30%	$24,054	$17,945	34%

	% of Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue	100%	100%	100%	100%

Marketing	22%	19%	22%	19%
Other	9%	8%	9%	8%
Total selling expense	31%	27%	31%	27%

Three Months Ended June 30, 2006 Versus Three Months Ended June 30, 2005:

Marketing costs increased $2.0 million in the three months ended June 30, 2006 when compared to the same period in 2005, primarily due to increased spending related to preview events, which are marketed via our DRTV and online advertising campaign, and increased spending on product development costs. These increases were partially offset by a reduction in direct mail, radio and print advertising related to a decrease in marketing expenditures for BusinessWeek preview events. Other selling expense was impacted by an increase in the number of preview events resulting in increased payroll and travel costs, in addition to increases in sales tax expense commensurate with the increase in revenue.

Six Months Ended June 30, 2006 Versus Six Months Ended June 30, 2005:

Marketing costs increased $4.4 million in the six months ended June 30, 2006 when compared to the same period in 2005, primarily due to increased spending related to our preview events, which are marketed via our DRTV and online advertising campaign, and increased spending on product development costs. These increases were partially offset by a reduction in direct mail, radio and print advertising related to a decrease in marketing expenditures for BusinessWeek preview events. Other selling expense was impacted by an increase in the number of preview events resulting in increased payroll and travel costs, in addition to increases in sales tax expense commensurate with the increase in revenue.  In addition, we also incurred marketing expenses associated with the INVESTools Investor Conference held in March 2006, which did not occur in the prior year’s first quarter.

General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
	(in thousands, except percentages)
Payroll costs	$3,963	$3,188	24%	$7,428	$6,260	19%
Other	4,648	2,727	70%	9,258	5,702	62%
Total general and administrative expense	$8,611	$5,915	46%	$16,686	$11,962	39%

	% of Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue	100%	100%	100%	100%

Payroll costs	10%	9%	10%	10%
Other	12%	8%	12%	9%
Total general and administrative expense	22%	17%	22%	18%

Three Months Ended June 30, 2006 Versus Three Months Ended June 30, 2005:

General and administrative expense increased $2.7 million for the three months ended June 30, 2006 when compared to the same period in 2005. The increase was primarily attributed to three distinct items. First, an increase in headcount to service the increased operations led to increases in payroll and related costs. Second, an increase in professional fees associated with various information technology projects and legal fees associated with various litigation and compliance issues. Third, the move of our headquarters to our Draper, Utah location and the acquisition of Prophet have led to increases in depreciation, rent, telecommunication costs and other general and administrative costs.

Six Months Ended June 30, 2006 Versus Six Months Ended June 30, 2005:

General and administrative expense increased $4.7 million for the six months ended June 30, 2006 when compared to the same period in 2005. As with the second quarter of 2006, the increase was primarily attributable to a higher headcount in operating staff, an increase in information technology projects, lititation activities and regulatory compliance issues, and higher occupancy costs associated with our headquarters move to Draper, Utah.

Special Charges

Special charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Impairment of internal use software	$1,414	$—	$1,414	$—
Severance costs and lease termination	210	—	576	—
Accrued settlement charges	1,000	—	1,000	—
Other	—	40	—	40
Total special charges	$2,624	$40	$2,990	$40

Based on a review of the user interface features included in its Investor Toolbox development project, we determined to write off $1.4 million in certain development costs in accordance with SOP 98-1 and SFAS 144.  In addition, we accrued $1.0 million as estimated settlement costs involved with ongoing legal matters, and accrued an additional $0.2 million relating to severance costs.

Liquidity

Cash Flows

At June 30, 2006, our principal sources of liquidity consisted of $59.0 million of cash and cash equivalents and marketable securities, as compared to $33.4 million of cash and cash equivalents and marketable securities at December 31, 2005.

Net cash provided by operating activities was $31.9  million for the six months ended June 30, 2006 compared to $4.6 million for the six months ended June 30, 2005. The primary reasons for the increase in operating cash flows was an increase of $32.3 million in the change in deferred revenue. Deferred revenue increased proportionately with the continued growth in sales of our continuing education and online courses discussed above. Also contributing to the increase in operating cash flow was a $6.6 million increase in cash flows related to increased levels of accounts payable and other current liabilities, offset by a $1.2 million decrease in operating cash flows related to increased prepaid expenses.

At June 30, 2006, net working capital increased by $21.5 million to $42.6 million, compared to $21.1 million at December 31, 2005, after excluding the change in the current portion of deferred revenue which is substantially a non-cash liability. The primary reason for the increase in net working capital was a $25.6 million increase in cash and marketable securities resulting mainly from an increase in sales transaction volume during the first half of 2006. Offsetting the cash and securities increases was a $5.0 million increase in accounts payable, accrued expenses, and accrued taxes, which was also associated with the growth in sales transaction volume.

We regularly invest our excess cash balances in government agency securities that earned approximately a 4 percent average rate of interest during the six months ended June 30, 2006, and that are scheduled to mature evenly through the second quarter of 2009. At June 30, 2006, we had invested in securities with a market value of $37.7 million, compared to $16.9 million at December 31, 2005. During the first half of 2006, investments matured which provided $2.5 million in proceeds, as compared to $4.2 million in proceeds provided from the maturity of investments during the first half of 2005. During the six months ended June 30, 2006, we purchased an additional $23.4 million in securities compared to no additional securities purchased during the same period in 2005. The funds used in 2006 to acquire the additional securities came from cash provided from operations as a result of increased sales transaction volume.

In June 2004, the Board of Directors authorized a stock repurchase program under which we can repurchase up to 3.5 million shares of our common stock over a two-year period. In June 2006, the Board of Directors extended the program for an additional two years.  In May 2006, we repurchased 160,000 shares for $1.4 million under the terms of the program.  During the comparable period of 2005, no shares were repurchased. As of June 30, 2006, a total of 1.6 million shares had been repurchased for a total cumulative cost of $5.0 million.

During the first six months of 2006, we added $0.2 million in equipment financed with capital leases. We expect to continue to use our liquid assets to invest in our infrastructure and fund our operations.

We expect that our current cash, cash equivalents and marketable securities balances, along with our cash flows from operations will be sufficient to meet our working capital and other capital requirements for the foreseeable future.  We anticipate allocating our cash resources among three primary areas which include internal growth strategies, acquisition opportunities, and the continuing buyback of our common stock.

Contractual Obligations and Commercial Commitments

We have various financial obligations and commitments in the ordinary course of conducting our business. We have contractual obligations requiring future cash payments under existing contractual arrangements, such as management, consulting and non-competition agreements, and lease arrangements.

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of June 30, 2006 (in thousands):

Payments due by period	Capital leases (1)	Operating leases (2)	Data & communication, and other agreements (3)	Management employment agreements (4)	Total contractual obligations
2006 Remaining	$112	$568	$178	$550	$1,408

1 - 3 Years	672	2,481	344	287	3,784
Thereafter	93	393	—	—	486
Total Lease Payments	877	$3,442	$522	$837	$5,678

Less: Amount representing interest (average of 8%)	126

Present value of lease payments	751

Less: Current portion	171

Long-term portion	$580

(1)	Our capital leases include telecommunications equipment. The terms of the agreements vary from 2006 until 2010.
(2)	Our operating leases include office space and operating facilities. The terms of the agreements vary from 2006 until 2010.
(3)	We have supply contracts with various vendors of financial data and communications services providing for minimum monthly commitments. These contracts have terms from 2006 to 2007.
(4)	We have entered into employment agreements with certain senior executives that require us to make cash payments over the contractual periods.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of the Condensed Consolidated Financial Statements.

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

Revenue Recognition

We recognize revenue in accordance with SAB No. 104, Revenue Recognition, and EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Revenue is not recognized until it is realized or realizable and earned. The criteria to meet this guideline are: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

We sell our products separately and in various bundles that contain multiple deliverables that include on-demand coaching services, website subscriptions, educational workshops, online courses, along with other products and services. In accordance with EITF 00-21, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performances of any undelivered item is probable and substantially in our control. The fair value of each separate element is generally determined by prices charged when sold separately. In certain arrangements, we offer these products bundled together at a discount. The discount is allocated pro rata to each element based on the relative fair value of each element when fair value support exists for each element in the arrangement. If fair value of all undelivered elements in an arrangement exists, but fair value does not exist for a delivered element, then revenue is recognized using the residual method. Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee (after allocation of 100 percent of any discount to the delivered item) is recognized as revenue. We provide some limited rights of return in connection with its arrangements. We estimate our returns based on historical experience and maintains an allowance for estimated returns, which has been reflected as an accrued liability. Each transaction is separated into its specific elements and revenue from each element is recognized according to the following policies:

Product	Recognition policy
Workshop/workshop certificate	Deferred and recognized as the workshop is provided or certificate expires
Home study	Recognized upon delivery of home study materials to customer
Online course	Deferred and recognized over the estimated subscription period
Coaching services	Deferred and recognized as services are delivered, or on a straight-line basis over the subscription period
Website subscription and renewals	Deferred and recognized on a straight-line basis over the subscription period
Data licenses	Recognized monthly based on data usage

Deferred Revenue

Deferred revenue arises from subscriptions to the websites, workshops, online courses and coaching services because the payments are received before the service has been rendered. Deferred revenue is recognized into revenue over the period that the services are performed or the contract period expires, as shown in the above table.

Accounting for Stock-Based Compensation

Prior to 2003 we accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (the intrinsic value method), and accordingly recognized no compensation expense for stock option grants because the options’ exercise price equaled the fair market value of our stock price on the measurement date. Beginning in 2003, we adopted the fair value expense recognition method available under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), in accounting for options granted after 2002. Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment utilizing the modified prospective approach.

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

Recently Issued Accounting Standards

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective for the Company as of January 1, 2007.  We are currently assessing the impact, if any, of FIN 48 on our consolidtated financial statements.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective as of January 1, 2007. We are currently evaluating the impact of adopting EITF 06-03 on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have invested excess cash in marketable securities that are subject to interest rate risk, which is not considered to be material to us. Based on our average holdings of marketable securities during the three and six-month periods ended June 30, 2006, a 1 percent change in average interest rates would have increased or decreased our net loss for the periods by approximately $75,000 and $125,000, respectively. We do not enter, or intend to enter, into derivative financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on this evaluation, such officers have concluded that these controls and procedures are not effective as of the end of the period covered by this quarterly report on Form 10-Q in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. This conclusion was based on the existence of the material weakness in our internal control over financial reporting pertaining to our revenue recognition systems.

In light of the material weakness described in our Annual Report on Form 10-K for the year ended December 31, 2005, we performed additional analysis and other post-closing procedures to ensure our consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

While we have not fully remediated the material weakness relating to revenue recognition systems, management’s remediation plan consists of the following:

•                  We are currently in the process of configuring and implementing revenue recognition software.

•                  We have engaged a nationally recognized consulting firm to assist with the selection, configuration and deployment of an integrated enterprise resource planning and customer relationship management technology solution, which will include order entry, revenue recognition and all related financial modules. Implementation of this technology began during the second fiscal quarter of 2006. This technology is expected to be fully implemented during 2007.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six-month period ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On  May 23, 2006, the Company repurchased 160,000 shares of its Common Stock from one of its directors for $1.4 million under the terms of a stock repurchase program publicly announced in June 2004.  The price per share was $8.50, the closing market price on the date of repurchase, less a discount of 5%. Following this transaction, a total of 1,942,397 shares of Common Stock still may be repurchased under the program.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders (“Annual Meeting”) on June 15, 2006.  The purpose of the Annual Meeting was to (i) elect two Class II directors, each of whom will serve a three-year term expiring at the 2009 Annual Meeting; (ii) to approve an amendment to the Company’s 2001 Stock Option Plan to increase the number of shares of common stock available for issuance thereunder from six million to eight million shares; and (iii) to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2006.

The following table provides the number of votes cast related to each proposal:

	For	Withheld
Lee K. Barba	33,351,140	3,226,809
Hans von Meiss	34,843,493	1,734,456

	For	Against	Abstain	Broker Non-Votes
Approve amendment to 2001 Stock Option Plan	11,695,936	2,021,047	501,149	22,359,817

Ratification of KPMG LLP	36,067,789	497,595	12,565

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

INVESTools Inc.

/s/ IDA K. KANE
Ida K. Kane Chief Financial Officer A duly authorized officer of the Registrant
Date: August 4, 2006