Form 10-Q
period 2006-09-30
INVESTOOLS INC
filed 2006-11-09
CIK 1145124

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED September 30, 2006

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

$.01 par value per share Common Stock: 45,133,116 as of November 3, 2006

INVESTOOLS INC. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended September 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INVESTOOLS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)

(unaudited)

	September 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$32,660	$11,466
Marketable securities	36,473	16,871
Accounts receivable, net of allowance ($73 and $55)	5,184	3,353
Current portion of restricted cash	—	4,722
Other current assets	7,562	3,133
Total current assets	81,879	39,545

Long-term restricted cash	373	366
Goodwill	18,085	18,085
Intangible assets, net of accumulated amortization ($3,715 and $1,891)	3,375	5,199
Capitalized software development costs	9,428	4,609
Furniture and equipment, net of accumulated depreciation ($4,089 and $2,403)	5,760	4,281
Other long-term assets	1,357	614

Total assets	$120,257	$72,699

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of deferred revenue	$131,037	$68,215
Accounts payable	6,621	3,210
Accrued payroll	5,141	3,522
Accrued tax liabilities	7,700	7,359
Other current liabilities	10,038	4,193
Current portion of capitalized lease obligations	176	125
Total current liabilities	160,713	86,624

Long-term portion of deferred revenue	22,249	9,301
Long-term portion of capitalized lease obligations	543	513
Other long-term accrued liabilities	264	—
Total liabilities	183,769	96,438

Stockholders’ deficit:
Common stock $0.01 par value (45,133 and 44,754 shares issued and outstanding, respectively)	451	447
Additional paid-in capital	127,600	131,162
Accumulated other comprehensive loss	(19)	(116)
Deferred stock compensation	—	(3,742)
Accumulated deficit	(191,544)	(151,490)
Total stockholders’ deficit	(63,512)	(23,739)

Total liabilities and stockholders’ deficit	$120,257	$72,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue	$35,552	$37,019	$112,729	$101,804

Costs and expenses
Cost of revenue	26,291	18,254	90,841	68,844
Selling expense	12,154	9,383	36,208	27,329
General and administrative expense	8,353	5,439	25,039	17,402
Special charges	195	18	3,185	58
Total costs and expenses	46,993	33,094	155,273	113,633

Income (loss) from operations	(11,441)	3,925	(42,544)	(11,829)

Other income (expense)
Gain (loss) on sale of assets	—	—	10	(93)
Interest income and other, net	646	108	1,581	397
Other income	646	108	1,591	304

Net income (loss) before income taxes and cumulative effect of accounting change	(10,795)	4,033	(40,953)	(11,525)
Income tax benefit	(907)	(5)	(851)	—

Net income (loss) before cumulative effect of accounting change	(9,888)	4,038	(40,102)	(11,525)
Cumulative effect of accounting change	—	—	48	—

Net income (loss)	$(9,888)	$4,038	$(40,054)	$(11,525)

Net income (loss) per common share — basic	$(0.22)	$0.09	$(0.89)	$(0.26)

Weighted average common shares outstanding — basic	45,111	45,009	44,999	44,996

Net income (loss) per common share — diluted	$(0.22)	$0.09	$(0.89)	$(0.26)

Weighted average common shares outstanding — diluted	45,111	46,790	44,999	44,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(40,054)	$(11,525)
Reconciling adjustments:
Depreciation and amortization	3,510	1,814
Deferred taxes	84	—
Stock compensation expense	833	402
Provision for sales return reserve	326	1,493
Provision for lease termination	213	—
(Recovery of) provision for bad debt	(32)	51
(Gain) loss on sale of assets	(10)	93
Impairment of capitalized software development	1,464	—
Loss on marketable securities	73	—
Changes in operating assets and liabilities, net of the effect of acquired businesses:
Accounts receivable	(1,799)	(1,175)
Restricted cash	—	2
Other assets	(2,378)	(763)
Accounts payable	1,437	(845)
Deferred revenue	76,137	24,201
Accrued payroll	1,619	1,144
Other liabilities	4,223	(2,911)
Accrued tax liabilities	(394)	1,097
Net cash provided by operating activities	45,252	13,078

Cash flows from investing activities:
Purchases of marketable securities	(23,403)	(2,636)
Proceeds from the maturity of marketable securities	3,865	6,135
Proceeds from the sale of equipment	10	40
Payments for capitalized software development costs	(4,540)	(2,238)
Purchases of furniture and equipment	(2,621)	(3,528)
Deferred acquisition costs	(1,323)	—
Cash paid in business acquisitions, net of cash received	—	(7,777)
Net cash used in investing activities	(28,012)	(10,004)

Cash flows from financing activities:
Payments on capital leases	(112)	(40)
Changes in restricted cash	4,715	(3,219)
Repurchase of stock	(1,360)	(990)
Proceeds from exercise of stock options	711	127
Net cash provided by (used in) financing activities	3,954	(4,122)

Increase (decrease) in cash and cash equivalents	21,194	(1,048)
Cash and cash equivalents:
Beginning of period	11,466	10,736

End of period	$32,660	$9,688

Supplemental non-cash disclosures:
Equipment financed with capital lease obligations	$193	$691
Licensing contracts financed with vendors	$350	$—
Software development and deferred acquisition costs financed through accounts payable	$2,604	$—
Repurchase of stock	$—	$404

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”) and do not include all the information and footnotes required by accounting principles generally accepted in the United States. However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods. The results of operations for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Merger Agreement

On September 18, 2006, the Company and thinkorswim Group, Inc. (“thinkorswim”) entered into an Agreement and Plan of Merger pursuant to which INVESTools will acquire thinkorswim.  Under the terms of the merger agreement, one of the Company’s wholly-owned subsidiaries will be merged with and into thinkorswim.  thinkorswim shareholders will receive approximately 50% of the merger consideration in cash and approximately 50% of the merger consideration in shares of the Company’s common stock, representing approximately $170 million in cash and 19.1 million shares of stock.  The Company estimates it will also incur approximately $15 million in transaction costs, subject to change by the time the merger closes, which the Company will add to the purchase price when accounting for the transaction. JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. will provide the Company a senior secured term loan of $125 million to fund a portion of the cash consideration and, separately, will also provide the Company with an unfunded committed senior secured revolving credit facility of $25 million.  Following the transaction, thinkorswim shareholders will represent approximately 30% of the ownership of the Company, and thinkorswim will receive two seats on the Company’s expanded, eight-member Board of Directors.  thinkorswim employees will be eligible for a $20 million retention bonus pool which will be paid annually over a three-year period.  In addition, thinkorswim employees will receive options to purchase 2.3 million shares of the Company’s common stock.  The options will vest over 4 years, and half of the options will have an exercise price equal to the market price at closing.  The other half of the options will have an exercise price equal to 150% of the market price at closing.

The Company must obtain approval from its shareholders in order to issue the 19.1 million shares of common stock to be issued as part of the merger consideration.  On November 2, 2006, the Company filed a preliminary proxy statement with the SEC in anticipation of holding a Special Meeting of shareholders in early 2007 to obtain the necessary shareholder approval. Additionally, prior to completion of the merger, thinkorswim will be required to make certain filings with the National Association of Securities Dealers.

The Company and thinkorswim also entered into a marketing agreement relating to the placement of thinkorswim’s logo in the Company’s Investor Toolbox™ website, preferred thinkorswim brokerage rates for the Company’s students, and interface development for Company students to access thinkorswim’s online brokerage platform.  Under the terms of the agreement, thinkorswim will pay the Company a monthly fee of $0.2 million through the end of 2007, and the agreement will remain in force even if the parties cancel the merger transaction.  For the three months ended September 30, 2006, the Company recognized $70,000 in revenue associated with this agreement.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Revenue is not recognized until it is realized or realizable and earned. The criteria to meet this guideline are: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

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

Deferred Revenue

Deferred revenue arises from subscriptions to the websites, workshops, online courses, and coaching services because the payments are received before the service has been rendered. Deferred revenue is recognized into revenue over the period that the services are performed or the time that the contract period expires, as shown in the above table.

Capitalized software development costs

For internal use software the Company complies with The American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, Accounting For Cost of Computer Software Developed or Obtained for Internal Use, and EITF No. 00-2, Accounting for Website Development Costs. In accordance with SOP 98-1, software development costs incurred as part of an approved project plan that result in additional functionality to internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software. During the three and nine months ended September 30, 2006, the Company capitalized $2.8 million and $6.3 million, respectively, related to internal use software for both the development of the Investor Toolbox website, and the implementation of the Company’s integrated enterprise resource planning and customer relationship management software solution.

Following a review of the then-existing user interface features component of the Investor Toolbox website, the Company wrote off $1.4 million of capitalized software development costs during the second quarter of 2006, in accordance with SOP 98-1 and Statement of Financial Accounting Standards (“SFAS”) 144.

Reclassifications

Certain amounts relating to capitalized software development costs as of December 31, 2005, and for the nine months ended September 30, 2005, have been reflected separately from furniture and equipment in order to conform with the current period’s presentation.

Marketable Securities

The Company invests excess cash in marketable securities, primarily government backed securities with maturities ranging from one to 32 months. At September 30, 2006, the cost of these securities was $36.6 million. The Company has classified these marketable securities as available for sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the securities are recorded at fair value and any unrealized gains or losses are included in accumulated other comprehensive loss within stockholders’ deficit. Gains are recognized when realized and are recorded in the Company’s Condensed Consolidated Statement of Operations in other income. Losses are recognized as realized or when management has determined an other-than-temporary decline in fair value has occurred. There were no realized gains recognized during the three and nine months ended September 30, 2006 and 2005. The Company recognized $0.1 million of unrealized losses on marketable securities in the nine month period ended September 30, 2006, as management determined an other-than-temporary decline in fair value had occurred for certain marketable securities.  Certain of these securities were purchased at a discount or premium, which are being amortized into interest income over the maturity of the security. The Company recognized interest income of $0.7 million and $0.1 million in the three-month periods ended September 30, 2006 and 2005, respectively, and $1.5 million and $0.3 million during the nine-month periods ended September 30, 2006 and 2005, respectively. The market value of these marketable securities, reflected in the balance sheet at September 30, 2006, was $36.5 million. At September 30, 2006 and December 31, 2005, gross unrealized holding losses were $0 and $0.1 million, respectively.

Inventories

Inventories are stated at the lower of cost or market (using the first-in, first-out method). The Company’s inventories consist of manuals and DVDs that comprise the Company’s educational products. At September 30, 2006 and December 31, 2005, $0.3 million and $0.9 million, respectively, in net inventories were included as part of other current assets.

Amortizable Acquired Intangibles

Amortizable acquired intangibles with finite lives as of September 30, 2006 and December 31, 2005 were as follows (in thousands):

	As of September 30, 2006			As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Existing technology and other	$5,380	$(2,996)	3.0 years	$5,380	$(1,407)	3.2 years
Non competition	890	(719)	1.3 years	890	(484)	1.6 years
Total acquired intangibles	$6,270	$(3,715)	2.9 years	$6,270	$(1,891)	3.0 years

For the three and nine-month periods ended September 30, 2006, amortization expense was $0.6 million and $1.8 million, respectively, as compared to $0.3 million and $1.0 million for the same periods in 2005. Estimated future amortization expense is as follows (in thousands):

2006 Remaining	$439
2007	774
2008	653
2009	644
2010	45
Thereafter	—
Total estimated amortization expense	$2,555

Non-Amortizable Acquired Intangibles

As a result of the acquisition of Prophet Financial Systems, Inc. (“Prophet”) in January 2005, trademarks and trade names which are not amortized and have indefinite lives as of September 30, 2006 were $0.8 million.

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

Stock Options

INVESTools 2001 Stock Option Plan – This plan is the only plan out of which the Company currently can grant options. The plan was approved by stockholders in December 2001. On June 15, 2006 stockholders approved a proposal amending the plan to increase the total number of shares available for grant under this plan for issuance to officers, directors and employees from six million to eight million. In connection with its proposed merger with thinkorswim, the Company filed a preliminary proxy statement with the SEC on November 2, 2006 that contained a proposal to increase the total number of shares available for grant under this plan to 12 million. Incentive options have typically been granted at fair market value of the Company’s common stock at the date of grant, and generally expire ten years from the date of grant. The shares are issuable from the Company’s authorized but unissued shares, or they may be issued out of treasury stock, if any. Based on awards previously granted to employees and directors, the number of shares available for future stock option grants were 4,125,662 at September 30, 2006.

Telescan Stock Option Plans – The Company reserved 427,456 shares of its common stock for issuance under three stock option plans for the employees and former directors of Telescan, Inc., a wholly-owned subsidiary of the Company. No new options are being granted under these plans. Options granted under these plans were granted at fair market value at the date of grant and generally expire ten years from the date of grant. At September 30, 2006, there were 326,336 shares outstanding under this plan.

ZiaSun Stock Option Plan – The Company reserved 1,296,600 shares of its common stock for issuance under one stock option plan for the officers, employees and former directors of ZiaSun Technologies, Inc., a wholly-owned subsidiary of the Company. No new options are being granted under this plan. Options granted under this plan were granted at fair market value at the date of grant and generally expire ten years from the date of grant. At September 30, 2006, there were 74,400 shares outstanding under this plan.

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

Under the modified prospective approach, SFAS 123(R) applies to new awards and to unvested awards that were outstanding on January 1, 2006 that are subsequently exercised, modified, repurchased, or cancelled. In addition, compensation cost recognized during 2006 includes compensation cost for all options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all options granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The total cost related to the Company’s share-based compensation plans, recorded pursuant to the methods then in effect, was $0.9 million and $0.4 million for the nine months ended September 30, 2006 and 2005, respectively. In accordance with the modified prospective approach, prior periods were not restated to reflect the impact of adopting the new standard.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of the underlying stock on the exercise date, over the exercise price of the options. Prior to the adoption of SFAS 123(R), the Company reported all tax benefits resulting from the exercise of stock options as cash flows from operating activities in its Condensed Consolidated Statements of Cash Flows. In accordance with SFAS 123(R), beginning January 1, 2006, the Company records in its Condensed Consolidated Statement of Cash Flows the tax benefits from the exercise of stock options as cash flows from financing activities. Net cash proceeds from the exercise of stock options were $0.7 million and $0.1 million for the nine months ended September 30, 2006 and 2005, respectively. The tax benefit potentially realizable from stock option exercises was $0.6 million and none for the same respective periods. However, the Company was not able to recognize this tax benefit due to its existing fully-valued net operating loss carryforward. Therefore, until the tax deduction reduces taxes payable, the realization of this tax benefit is not recognized, and cash flows from financing activities presented in the accompanying statement of cash flows do not include the tax effect of the option exercises.

Beginning in 2006, SFAS 123(R) requires the Company to recognize compensation expense related to options based on the estimated number of options that will ultimately vest. Accordingly, the Company is required to estimate what the forfeitures will be. The estimate of such forfeitures serves to reduce the compensation expense that would otherwise be recorded. Prior to 2006, the Company did not estimate such expense reductions for post-2002 awards, and accounted for forfeitures by reducing the recognized expense as they occurred. Changing this principle of accounting is required by the adoption of SFAS 123(R), and as a result the Company estimated the cumulative amount of potential pre-vesting forfeitures relating to unvested options as of January 1, 2006. The reduction in compensation expense that would have been recognized during prior periods resulting from this change in accounting principle was approximately $48,000, and was recognized during the three months ended March 31, 2006. The reduction in deferred tax assets associated with decreasing the estimated future tax deduction, which resulted from decreasing the related estimated option exercises, was offset by an equal reduction in the valuation allowance. Accordingly, there was no net tax effect recognized.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s loss before taxes, and its net loss for the nine months ended September 30, 2006, were both approximately $18,000 lower than if the Company had continued to account for options under the combination of APB Opinion No. 25 and SFAS 123 for its stock option plans. There was no change to basic and diluted loss per share. There were no remaining unrecognized costs that would, during 2006 and later, be included in compensation expense related to pre-2003 grants, and which were previously accounted for under APB Opinion No. 25. In addition, as mentioned in the preceding paragraph, SFAS 123(R) requires the Company to begin estimating forfeitures of options which have yet to fully vest. The effect on expenses of estimating forfeitures relating to the cost of unvested options results in lower compensation costs recognized than if SFAS 123(R) had not been adopted.

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

The following table illustrates the effect on operating results and per share information had the Company accounted for all share-based compensation in accordance with SFAS 123 for the three and nine-month periods ended September 30, 2005 (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (loss) as reported	$4,038	$(11,525)

Add: Option-based employee compensation reported in net loss, net of taxes	150	401
Deduct: Pro forma option-based compensation under the fair value method, net of taxes	(189)	(518)

Pro forma net income (loss)	$3,999	$(11,642)

Basic and diluted net income (loss) per share — as reported	$0.09	$(0.26)
Basic and diluted net income (loss) per share — pro forma	$0.09	$(0.26)

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted average assumptions for the periods indicated (there were no options granted during the three months ended September 30, 2005):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Dividend yield	—	—	—	—
Risk-free factors	4.78%	—	5.06%	4.00%
Volatility factors	56.7%	—	55.9%	62.0%
Expected lives	6.3 years	—	6.3 years	7 years
Weighted average fair value of options granted	$5.04	$—	$5.30	$2.42

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

The following table represents stock option activity for the nine months ended September 30, 2006:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contract life
Outstanding options at beginning of period	4,052,193	$2.35
Granted	281,868	$8.99
Exercised	(538,563)	$1.32
Expired	—	—
Forfeited	(182,924)	$3.84

Outstanding options at end of period	3,612,574	$2.95	6.7 years

Outstanding exercisable options at end of period	2,214,236	$1.77	5.4 years

At September 30, 2006, the aggregate intrinsic value of options outstanding was $28.6 million, and the aggregate intrinsic value of exercisable options was $20.5 million. The total intrinsic value of options exercised was $0.3 million and $0.2 million for the three months ended September 30, 2006 and 2005, respectively. The total intrinsic value of options exercised was $3.9 million and $0.3 million for the nine months ended September 30, 2006 and 2005, respectively.

At September 30, 2006, there was $3.9 million of unrecognized compensation cost related to options which is expected to be recognized over a weighted-average period of 1.6 years.

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

In December 2005, the Company issued 3,000 shares of restricted, forfeitable stock with a fair value of $5.40 per share to members of its Advisory Board. The restrictions on the restricted stock awards vest all at once at the end of 24 months. The fair value of the restricted stock awards is being amortized to compensation expense as the restrictions lapse and until the members’ performance obligation has been completed, in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The amount of unrecognized compensation cost as of September 30, 2006, and amount amortized as expense during the three and nine-month periods ended September 30, 2006, is not material to these Condensed Consolidated Financial Statements.

Stock Repurchase Program

In June 2004, the Board of Directors authorized a stock repurchase program under which the Company can repurchase up to 3.5 million shares of its common stock over a two-year period. In June 2006, the Board of Directors extended the program for an additional two years.  In May 2006, the Company repurchased from one of the Directors 160,000 shares for $1.4 million, or $8.50 per share, under the terms of the program.  The price of the shares was the closing market price on the date of repurchase, less a discount of 5%.  There were no stock repurchases during the third quarter of 2006, and during the third quarter of 2005, the Company repurchased 343,400 shares for a cost of $1.4 million. As of September 30, 2006, a total of 1.6 million shares had been repurchased for a total cumulative cost of $5.0 million.

Special Charges

During the quarter ended June 30, 2006, the Company completed a review of the existing user interface features component of the ongoing Investor Toolbox development project.  As a result of feedback from Company instructors and coaches, the Company determined to abandon the component and redevelop it.  Accordingly, the Company wrote off the capitalized costs related to the existing user interface component in accordance with SOP 98-1 and SFAS 144.  These costs totaled $1.4 million.  Also during the second quarter of 2006, management accrued $1.0 million as estimated settlement costs involved with ongoing legal matters.  When added to the $0.8 million incurred so far during 2006 for severance, lease termination, and other legal expenses, the total amount included in special charges for the nine months ended September 30, 2006 was $3.2 million.

Comprehensive Loss

Supplemental information on comprehensive income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$(9,888)	$4,038	$(40,054)	$(11,525)
Unrealized gain (loss) on marketable securities	164	(32)	24	(62)
Less: Reclassification adjustment for losses included in net loss	73	—	73	—
Net comprehensive income (loss)	$(9,651)	$4,006	$(39,957)	$(11,587)

Commitments and Contingencies

Lease obligations

Equipment and facilities are leased under various non-cancelable operating leases and capital leases expiring at various dates through the year 2010. During the nine months ended September 30, 2006, the Company added $0.2 million in equipment financed with capital leases. At September 30, 2006, total assets under capital leases aggregated $0.9 million.

In January 2006, the Company ceased the use of leased office space in San Rafael, California, and moved all operations to its leased offices in Palo Alto, California, and Draper, Utah. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a liability of $0.2 million in lease termination costs related to the remaining lease payments, net of estimated sublease rentals.  In June 2006, the Company subleased the property and reduced the accrued liability by $19,000.

Future minimum lease payments under non-cancelable operating leases, related subleases, and capital leases at September 30, 2006, are as follows (in thousands):

	Capital leases	Operating leases	Sub-lease income	Net operating leases
For the fiscal years:

2006 Remaining	$55	$296	$(47)	$249
2007	228	950	(119)	831
2008	227	790	(40)	750
2009	227	741	—	741
2010	95	393	—	393
Total lease payments	832	$3,170	$(206)	$2,964

Less: Amount representing interest (average of 8%)	113

Present value of lease payments	719

Less: Current portion	176

Long-term portion	$543

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

In October 2005, the Supreme Court of Queensland, ruled on a lawsuit filed on July 9, 2004, by the Australian Securities and Investment Commission (ASIC) against Online Investors Advantage, one of the Company’s wholly-owned subsidiaries (OIA). The Court found that most of the claims pursued by ASIC had not been made out against OIA, but found for ASIC in respect to certain claims, all of which hinged on the Court’s finding that OIA’s website was a ‘financial product’, as that term is defined under the Australian Corporations Act. There were no penalties assessed against the Company as a result of this ruling. On October 31, 2005, the Court dismissed ASIC’s claim regarding the repayment of money to participants at the workshops. Accordingly, $0.3 million of funds previously held in escrow were released to the Company. Given OIA’s success on the majority of ASIC’s claims, ASIC was ordered to pay 80% of OIA’s legal costs. Given that ASIC succeeded in respect to a small number of its claims, OIA was ordered to pay 20% of ASIC’s legal costs. On August 22, 2006, the Company accepted a net settlement offer from ASIC in the amount of $75,000.

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

Both parties filed briefs on the matter.  In August 2006, the standstill agreement in effect since June 2006 broke down.  However, the parties intend further mediation efforts to resolve the matter.

In February 2006, the Company filed a complaint against Stock Investor.com, LLC, True North Academy, L.L.C., Wade Hallam, Leroy Hartman and Tony Montoya in the Fourth Judicial Court, Utah County, Utah. The complaint alleges breach of contract, tortuous interference, violation of the Utah Trade Secrets Act, common law unfair competition, violation of the Utah Unfair Competition Act, common law trademark infringement and trade name infringement, and civil conspiracy. The Company is seeking damages and injunctive relief. The defendants filed a counterclaim, and the standstill agreement between the defendants and the Company since June 2006 broke down.  However, the parties intend further mediation efforts to resolve the matter.

In April 2006, the Company was contacted by Ablaise Ltd., threatening litigation against the Company’s wholly-owned subsidiary, Prophet Financial Systems, Inc., (“Prophet”) along with other companies, alleging patent infringement. The Company and the former majority shareholder of Prophet have reached a settlement agreement with Ablaise totaling $125,000.  The Company will be responsible for paying $87,500 which was accrued as of September 30, 2006.

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

During early discussions related to the merger with thinkorswim, the Company had an understanding with a financing firm involving merger-related fees which would have an immaterial impact on the Company’s financial statements.  INVESTool’s payment obligation is now in dispute, and the firm has indicated its intention to pursue collection of the fees when the Company closes the merger with thinkorswim.  The Company believes the firm’s claim is without merit.

The Company establishes liabilities when a particular contingency is probable and estimable. For contingencies noted above, the Company has accrued amounts considered probable and estimable.

The Company has applied for rulings from various states on the taxability of its products to determine if its sales tax policy is supported by the various state taxing jurisdictions.  During the quarter ended September 30, 2006, the Company received rulings from a majority of the states to which it applied.  Based on these rulings, the Company reversed $0.8 million of accrued sales taxes payable.

The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company’s liquidity, financial position or results of operation.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income (loss) per share is computed using the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period.  Potential common stock equivalents amounting to 3.6 million and 3.7 million for the three and nine months ended September 30, 2006, respectively, and 0.1 million and 1.9 million for the three and nine months ended September 30, 2005 are excluded from the computation because their effect was anti-dilutive.

The following table presents the calculation for the number of shares used in the basic and diluted net income (loss) per share computations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average shares used to calculate basic net income (loss) per share	45,111	45,009	44,999	44,996

Options	—	1,781	—	—
Weighted average common and potential common shares used to calculate diluted net income (loss) per share	45,111	46,790	44,999	44,996

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

In September 2006, the SEC released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”), which provides the SEC staff’s views regarding the process of quantifying financial statement misstatements, such as assessing both the carryover and reversing effects of prior year misstatements on the current year financial statements. SAB 108 is effective for years ending after November 15, 2006. The Company is currently evaluating the impact of the adoption of SAB 108 on its consolidated financial statements.

Also in September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of the adoption of SFAS 157 on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Our mission is to educate individual investors to make their own investment decisions by providing them with the service and support they need to successfully achieve their financial goals. We hope to accomplish this by integrating investment approaches, providing web-based tools, offering live and online learning opportunities, and by maintaining support designed to ensure their ongoing success. We have more than 264,000 graduates and 85,300 subscribers to our websites. Our products and services are built around the INVESTools Method™, a unique integration of a disciplined investing process, web-based tools, personalized instruction and support. Our investor education products and services are offered in a variety of learning formats with courses ranging from beginning to advanced, thus addressing the needs of all investor levels.

Merger Agreement

On September 18, 2006, we entered into an Agreement and Plan of Merger with thinkorswim Group, Inc. (“thinkorswim”) pursuant to which we will acquire thinkorswim.  Under the terms of the merger agreement, one of our wholly-owned subsidiaries will be merged with and into thinkorswim.  thinkorswim shareholders will receive approximately 50% of the merger consideration in cash and approximately 50% of the merger consideration in shares of our common stock, representing approximately $170 million in cash and 19.1 million shares of stock.  We estimate we will also incur approximately $15 million in transaction costs, subject to change by the time the merger closes, which we will add to the purchase price when accounting for the transaction. JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. will provide us with a senior secured term loan of $125 million to fund a portion of the cash consideration and, separately, will also provide us with an unfunded committed senior secured revolving credit facility of $25 million.  Following the transaction, thinkorswim shareholders will represent approximately 30% of the ownership of INVESTools, and thinkorswim will receive two seats on our expanded, eight-member Board of Directors.  thinkorswim employees will be eligible for a $20 million retention bonus pool which will be paid annually over a three-year period.  In addition, thinkorswim employees will receive options to purchase 2.3 million shares of our common stock.  The options will vest over 4 years, and half of the options will have an exercise price equal to the market price at closing.  The other half of the options will have an exercise price equal to 150% of the market price at closing.

We must obtain approval from our shareholders in order to issue the 19.1 million shares of common stock to be issued as part of the merger consideration.  On November 2, 2006, we filed a preliminary proxy statement with the SEC in anticipation of holding a Special Meeting of shareholders in early 2007 to obtain the necessary shareholder approval. Additionally, prior to completion of the merger, thinkorswim will be required to make certain filings with the National Association of Securities Dealers.

Concentration Risk

During the three and nine months ended September 30, 2006, we accessed approximately 56% and 58%, respectively, of our sales transaction volume through co-marketing (Success Magazine and NET Marketing Alliance) relationships. While the loss of the relationships with either of these parties could have a material adverse effect on our financial performance in the short-term, we are constantly pursuing new student acquisition channels and believe business from new and existing channels would eventually replace such lost volumes if they were to occur. There can be no assurance that we would be successful in establishing new channels.

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

•                  Home Study/Online Courses—We also offer all of our courses in an online or DVD-based home study format. The home study programs provide hands-on training using our proprietary Investor Toolbox website. The 5-Step Investing Formula home study and online course includes a six month subscription to the Investor Toolbox website as part of the course fee.  Additional online courses on advanced topics are also available.

•                  Coaching Services—Our coaching service options offer investors individual, on-demand access to coaches via the telephone, or one-to-many online coaching and support. Offered in connection with both foundational and advanced courses, the sessions allow investors to learn at their own pace and apply what they are learning. On-demand and one-to-many coaching alternatives are subscription products offered in one to sixty-month time periods, depending on the related course.  One-to-many coaching services include weekly, topic-driven live webinar sessions (Trading Rooms), advanced strategy-based group discussions (Active Investor Talk), and market-based group instruction (Masters Talk).

•                  Interactive Workshops—Our interactive workshops provide students with an in-depth, personal learning experience and a low student-to-coach ratio. These courses are taught by our most experienced coaches and are delivered on-line or live at our Utah facility. They include stock, options, and currency training, as well as more advanced active investing courses.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(in thousands, except percentages)

Initial Education:
Workshops	$3,111	$4,685	(34)%	$10,334	$12,765	(19)%
Coaching services	38	—	—%	180	250	(28)%
Home study / Online courses	6,387	2,049	212%	16,641	3,372	394%
Initial web time	706	709	0%	2,336	2,162	8%
Total initial education sales transaction volume	10,242	7,443	38%	29,491	18,549	59%

Continuing Education:
Workshops	7,772	6,047	29%	32,275	21,139	53%
Coaching services	17,627	13,456	31%	65,560	50,344	30%
Home study / Online courses	12,925	4,286	202%	34,032	15,145	125%
Web time renewals	6,301	5,966	6%	21,756	16,878	29%
Other revenue	1,742	1,347	29%	5,515	4,114	34%
Total continuing education sales transaction volume	46,367	31,102	49%	159,138	107,620	48%

Total sales transaction volume	56,609	38,545	47%	188,629	126,169	50%
Change in deferred revenue, net	(21,057)	(1,526)	1280%	(75,900)	(24,365)	212%
Total revenue	$35,552	$37,019	(4)%	$112,729	$101,804	11%

In the previous table, sales transaction volume (“STV”), which is a non-GAAP financial measure, represents sales transactions generated in each period before the impact of recognition of deferred revenue from prior periods and the deferral of revenue from current period sales. We believe that STV is an important measure of business volume. See “Cost of Revenue” below for a further discussion of STV.

In the table above, initial education revenues consist of the initial sales to students at preview events, and sales to new students via our telesales groups. Once the student purchases this initial education, which consists primarily of the 5-Step Investing Formula and/or initial Currency Trading courses, they are considered a graduate. Continuing education revenues consist of sales of advanced products and web time renewals sold to graduates.

Three Months Ended September 30, 2006 Compared To The Three Months Ended September 30, 2005:

Revenue overall decreased by $1.5 million for the quarter ended September 30, 2006, when compared to the same period in 2005, as a result of an increase in the change in deferred revenue.  As we continue to transition to more online courses offered over longer periods of time and one-to-many and subscription based coaching, the amount of deferred revenue continues to increase.  Despite total reported revenue decreasing, during the three months ended September 30, 2006, there was a significant increase in the number of home study/online course sales and coaching sales compared to the same period in 2005.  Also, the number of workshops held during the third quarter of 2006 increased from the number of workshops held during the third quarter of 2005.   Home study/online course sales also increased as a result of increased telesales and internal telesales activities, particularly in the case of our online course products.  Due to increased marketing and promotional efforts, we experienced growth in the number of sales leads received, and we have increased our internal sales force since a year ago.  In addition, we experienced increased sales of our Active Investing Series and Currency Trader products.

Also contributing to these STV increases were price increases effective during September 2006 of selected bundled products and services.  However, offsetting the increases in reported revenues were increases in deferred revenue, due to our ongoing transition to online courses, along with one-to-many subscription coaching services, both of which have longer periods over which services are rendered.  As we continue to increase the amount of STV coming from our online and subscription coaching products, we continue to experience an increase in the proportion of each sale that is deferred for future recognition.

Initial Education Sales

Initial education sales sold at our preview events and by our telesales groups increased $2.8 million for the quarter ended September 30, 2006, when compared to the same period in 2005.  Much of the increase was due to an increase in the number of preview events and better rates of customer response resulting from television advertising.  This led to higher registration for our preview events, and an increase in the sale of live and online services.  STV increases also resulted from increased sales of online course products to students at preview events.  We also increased our internal sales force since last year, and received more sales leads.  Both of these factors resulted in increased telesales of online course products during the third quarter of 2006 as compared to the same period of 2005.  Slightly offsetting this increase in initial education was a decrease in the price point of the initial courses sold during the quarter.

Continuing Education Sales

Sales at our continuing education workshops and by our telesales groups increased $15.3 million for the quarter ended September 30, 2006, when compared to the same period in 2005, primarily due to an overall increase of 32 percent more paid graduates since the prior year.   An increase in the number of students purchasing continuing education products resulted from more graduates purchasing 5-Step Investing Formula courses sold through our co-marketing partners, as compared to the number of graduates purchasing courses during the same period in the prior year.  This resulted from a different pricing strategy in effect with co-marketing partners during the third quarter of 2006 as compared to the same period in 2005.  Furthermore, continuing education sales increased due to an increased number of courses sold at workshops to a higher population of students already graduated from initial education courses.  In addition, we have introduced an additional upsell product offering, and have converted the majority of our coaching products from one-to-one coaching products to one-to-many online subscription based products that have been well received by our students.

Change in Deferred Revenue

Change in deferred revenue increased $19.5 million for the quarter ended September 30, 2006, when compared to the same period in 2005. The primary reasons for the increase in deferred revenue are the increased proportion of STV that contain subscription online and coaching products or services and the increasing length of time over which the subscription online and coaching products and services are fulfilled.

Nine Months Ended September 30, 2006 Compared To The Nine Months Ended September 30, 2005:

Revenue increased by $10.9 million during the nine months ended September 30, 2006, when compared to the nine months ended September 30, 2005.  The reasons for the increase included all of the factors discussed above in relation to the third quarter ended September 30, 2006.

The majority of the increase resulted from an increased number of graduates, acquired due to higher marketing spending and more effective marketing focus.  The increase is also attributable to improved sales percentages, co-marketing pricing and better sales performance results from workshop and telesales teams. In addition, revenue for year-to-date 2006 increased due to product sales to attendees of the INVESTools Investor Conference held in March 2006.

Initial Education Sales

Initial education sales sold at our preview events and by our telesales groups increased $10.9 million for the nine months ended September 30, 2006, when compared to the same period in 2005.  The increase was primarily as a result of an increased number of preview events, improved rates of customer response, and improved sales efforts resulting in an increased number of graduates of our initial education courses.  This resulted in 65% more INVESTools graduates in 2006, as compared to both INVESTools and co-branded graduates in 2005. We also increased our internal sales force since last year and received more sales leads, due to the increased volume of events. Both of these factors resulted in increased sales of home study and online products sold by our telesales groups.

Furthermore, in 2005, STV derived from our 5-Step Investing Formula course sold at our preview events included workshops, which included the course materials distributed at the workshop and initial web site subscription.  In contrast, during 2006, sales of the 5-Step Investing Formula Online course sold at preview events included workshops, home study/online courses, and initial web site subscriptions. This change was due to the change in the delivery of course materials for the 5-Step Investing Formula from hardcopy manuals to online delivery, therefore revenue from the online courses are recategorized as home study/online course sales since the revenues for the courses are deferred and amortized over the estimated life of the subscription.

Continuing Education Sales

Sales at our continuing education workshops and by our telesales groups increased $51.5 million for the nine months ended September 30, 2006 when compared to the same period in 2005, primarily due to an increase in successful upsale efforts at  workshops with regard to students who had already graduated from intital education courses.   In addition, during the current year we have developed additional advanced education subscription products which have contributed to the increase in STV during the nine months ended September 30, 2006 compared to the same period in 2005. Continuing education revenue during the nine months ended September 30, 2006 also increased due to a difference in the sales mix of our Program of High Distinction, Masters Programs, sales of Active Investing Series, Currency Trader products, along with broker-related royalties not present during 2005 and higher revenues earned through Prophet.

Change in Deferred Revenue

Change in deferred revenue increased $51.5 million during the first nine months of 2006 as compared to the same period in the prior year. The primary reasons for the increase are the same as for the three months ended September 30, 2006, i.e., a higher concentration of product and service sales containing online and coaching products, or services that are ultimately fulfilled over a longer period of time than with similar sales in 2005.

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(in thousands, except percentages)
Partner commissions	$10,542	$5,205	103%	$37,006	$22,866	62%
Payroll costs	8,526	7,514	13%	29,638	24,113	23%
Other	7,223	5,535	30%	24,197	21,865	11%
Total cost of revenue	$26,291	$18,254	44%	$90,841	$68,844	32%

	% of Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue	100%	100%	100%	100%

Partner commissions	30%	14%	33%	22%
Payroll costs	24%	20%	26%	24%
Other	20%	15%	21%	21%
Total cost of revenue	74%	49%	81%	68%

We defer a significant portion of our revenues associated with advanced products to future periods as services are rendered. We recognize costs as they are incurred. These costs consist of solicitation costs, which include employee sales commissions, partner commissions, credit card fees, and materials. Since these costs are incurred at the inception of the sales transaction, and not as the revenue is recognized, the analysis in the table below presents a tool for analyzing these costs because the ratios are calculated as a percentage of STV generated in each period. Refer to the Revenue section above for a further description of STV. The calculation of cost of revenue and each of the cost components as a percent of STV in the table below is a non-GAAP financial measure, which management believes provides useful information as it compares the cost of generating sales with the sales recorded in a period, whether those sales were recognized as revenue currently or deferred until future periods. Approximately 40 percent of deferred revenue amounts relate to website subscriptions and online courses for which the remaining fulfillment cost represents an allocation of website costs, which are substantially fixed in nature at current subscriber levels. Another 34 percent of the deferred revenue amounts relate to online and telephonic coaching services, of which the remaining fulfillment cost represents labor costs of approximately 10 to 15 percent of related coaching service revenue. The balance of deferred revenue corresponds to additional workshops and workshop certificates for our advanced product sales, for which the remaining fulfillment cost represents the incremental costs of the workshop attendee.

	% of STV
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Sales Transaction Volume	100%	100%	100%	100%

Partner commissions	19%	14%	20%	18%
Payroll costs	15%	19%	16%	19%
Other	13%	14%	13%	17%
Total cost of revenue	46%	47%	48%	55%

Three Months Ended September 30, 2006 Versus Three Months Ended September 30, 2005:

Total cost of revenue increased $8.0 million for the three month period ended September 30, 2006 when compared to the same period in 2005.  While the overall cost of revenue amounts increased along with the increase in total STV, as a percentage of STV cost of revenue decreased as a result of lower proportional payroll and other costs, partially offset by an increase in partner commissions.

Partner commissions consist of amounts that are paid to co-branding and co-marketing partnerships based on sales achieved through these channels. The primary reason for the increase in the amount of partner commissions as a percentage of STV was due to various modifications to agreements with existing partnerships, the establishment of new partnerships, and the termination of others, as well as the change in the mix of STV generated through co-marketing channels.

Payroll costs include employee commissions based on a percentage of sales achieved from our events or telesales groups, certain fixed wages, and the related employee benefit costs. The primary reason for the decrease in payroll costs as a percentage of STV was due to changes in the commission structures for sales staff, which resulted in a reduction of payroll costs proportionate to the increase in the sales transaction volume for the quarter.  Additionally, our payroll costs to deliver one-to-many coaching are largely fixed, so as sales of these product and services grow we are able to leverage these payroll costs.

Other costs consist of material costs (including shipping costs), credit card fees, travel expenditures, venue costs and other costs directly related to revenues. Reasons for the decrease in other costs as a percentage of STV were due to a decrease in inventory costs resulting from the transition to online courses that do not have significant material costs.

Nine Months Ended September 30, 2006 Versus Nine Months Ended September 30, 2005:

Total cost of revenue increased $22.0 million during the nine months ended September 30, 2006 when compared to the same period in 2005 as a result of similar factors as those affecting the results for the third quarter of 2006.

As with the quarter ended September 30, 2006, cost of revenue as a percentage of STV decreased over the first nine months of 2006 when compared to the same period in the prior year.  While the dollar amount of partner commissions and payroll increased along with the growth in the number of workshops and events conducted, as a percentage of STV payroll and other costs decreased.

Partner commissions consist of amounts that are paid to co-branding and co-marketing partnerships based on sales achieved through these channels. The primary reason for the increase in the amount of partner commissions as a percentage of STV was due to various modifications to agreements with existing partnerships, the establishment of new partnerships, as well as the change in the mix of STV generated through co-marketing channels.

Payroll costs include employee commissions based on a percentage of sales achieved from our events or telesales groups, certain fixed wages, and the associated employee benefit costs. The primary reason for the decrease in payroll costs as a percentage of STV was due to a change in the commission structure for sales staff and other sales employees, which resulted in a reduction of payroll costs proportionate to the increase in the sales transaction volume for the nine months ended September 30, 2006.  Additionally, payroll costs declined as a result of the continued transition to online coaching formats that allow fewer coaches to service more students.

Other costs consist of amounts directly related to sales transaction volume including material costs, credit card fees, travel expenditures, venue costs and other costs. Reasons for the decrease in other costs as a percentage of STV were due to a decrease in inventory costs resulting from the transition to online courses that do not have significant material costs and significant decrease in travel and venue costs related to fulfillment of workshops, partially offset by the costs associated with the INVESTools Investor Conference held in March 2006.

Selling Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(in thousands, except percentages)
Marketing	$9,572	$6,681	43%	$26,584	$19,211	38%
Other	2,582	2,702	(4)%	9,624	8,118	19%
Total selling expense	$12,154	$9,383	30%	$36,208	$27,329	32%

	% of Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue	100%	100%	100%	100%

Marketing	27%	18%	24%	19%
Other	7%	7%	9%	8%
Total selling expense	34%	25%	32%	27%

Three Months Ended September 30, 2006 Versus Three Months Ended September 30, 2005:

Marketing costs increased $2.9 million in the three months ended September 30, 2006 when compared to the same period in 2005, primarily due to increased spending related to preview events, which are marketed via our DRTV and online advertising campaigns. These increases were partially offset by a reduction in direct mail, radio and print advertising including a decrease in marketing expenditures for BusinessWeek preview events. Other selling expense was impacted by an increase in the number of preview events resulting in increased payroll and travel costs.  Sales tax expense decreased by approximately $0.8 million during the quarter due primarily to the reversal of sales tax reserves no longer required.  The reversal in the sales tax reserve was the result of private letter rulings received from several states during the third quarter of 2006.

Nine Months Ended September 30, 2006 Versus Nine Months Ended September 30, 2005:

Marketing costs increased $7.4 million in the nine months ended September 30, 2006 when compared to the same period in 2005, primarily due to increased spending related to our preview events, which are marketed via our DRTV and online advertising campaign, and increased spending on product development costs. These increases were partially offset by a reduction in direct mail, radio and print advertising including a decrease in marketing expenditures for BusinessWeek preview events. Other selling expense was impacted by an increase in the number of preview events resulting in increased payroll and travel costs, in addition to increases in sales tax expense commensurate with the increase in revenue, offset by sales tax expense reversals stemming from private letter rulings received from several states.  In addition, we also incurred marketing expenses associated with the INVESTools Investor Conference held in March 2006; there was no such event held in 2005.

General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
	(in thousands, except percentages)
Payroll costs	$3,730	$3,259	14%	$11,158	$9,556	17%
Other	4,623	2,180	112%	13,881	7,846	77%
Total general and administrative expense	$8,353	$5,439	54%	$25,039	$17,402	44%

	% of Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenue	100%	100%	100%	100%

Payroll costs	10%	9%	10%	9%
Other	13%	6%	12%	8%
Total general and administrative expense	23%	15%	22%	17%

Three Months Ended September 30, 2006 Versus Three Months Ended September 30, 2005:

General and administrative expense increased $2.9 million for the three months ended September 30, 2006 when compared to the same period in 2005. The increase was primarily attributable to an increase in payroll and related costs due to increased headcount necessary to service operations, an increase in professional fees associated with various information technology projects, legal fees associated with various litigation and compliance issues, and increases in depreciation, rent and telecommunication costs resulting from the leasing of additional office space in California and New York locations.

Nine Months Ended September 30, 2006 Versus Nine Months Ended September 30, 2005:

General and administrative expense increased $7.6 million for the nine months ended September 30, 2006 when compared to the same period in 2005. As with the third quarter of 2006, the increase was primarily attributable to higher headcount in operating staff, increased expenses associated with information technology projects, litigation activities and regulatory compliance issues, and higher occupancy costs associated with our headquarters move to Draper, Utah.

Special Charges

Special charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Impairment of internal use software	$—	$—	$1,414	$—
Severance costs and lease termination	107	—	683	—
Accrued settlement charges	88	—	1,088	—
Other	—	18	—	58
Total special charges	$195	$18	$3,185	$58

In the third quarter 2006, we accrued $0.1 million as estimated settlement costs involved with ongoing legal matters and accrued an additional $0.1 million relating to severance costs.

Liquidity

Cash Flows

At September 30, 2006, our principal sources of liquidity consisted of $69.5 million of cash and cash equivalents and marketable securities, as compared to $33.4 million of cash and cash equivalents and marketable securities at December 31, 2005.

Net cash provided by operating activities was $45.3 million for the nine months ended September 30, 2006, compared to $13.1 million for the nine months ended September 30, 2005. Aside from the difference in net loss for the two periods, the primary reasons for the increase in operating cash flows was an increase of $51.9 million in the change in deferred revenue. Deferred revenue increased proportionately with the continued growth in sales of our continuing education and online courses discussed above. Also contributing to the increase in operating cash flow was a $9.4 million increase in cash flows related to increased levels of accounts payable and other liabilities, offset by a $3.1 million decrease in operating cash flows related to increased prepaid expenses and decreased tax liabilities.

At September 30, 2006, net working capital increased by $31.1 million to $52.2 million, compared to $21.1 million at December 31, 2005, after excluding the change in the current portion of deferred revenue which is substantially a non-cash liability. The primary reason for the increase in net working capital was a $36.1 million increase in cash and marketable securities resulting mainly from an increase in STV during 2006. Offsetting the cash and securities increases was a $9.3 million increase in accounts payable and accrued expenses, which was also associated with the growth in STV.

We regularly invest our excess cash balances in government agency securities that earned approximately a 4 percent average rate of interest during the nine months ended September 30, 2006.  At September 30, 2006, we had invested in securities with a fair value of $36.5 million, compared to $16.9 million at December 31, 2005. During the nine months ended September 30, 2006, investments matured which provided $3.9 million in proceeds, as compared to $6.1 million in proceeds provided from the maturity of investments during the comparable period of 2005. During the nine months ended September 30, 2006, we purchased an additional $23.4 million in securities compared to $2.6 million in additional securities purchased during the same period in 2005. The funds used in 2006 to acquire the additional securities came from cash provided from operations as a result of increased STV.  Although the Company’s marketable securities at September 30, 2006 are due to mature through the second quarter of 2009, the Company intends to liquidate most of the securities into cash in connection with the close of the merger with thinkorswim.

In June 2004, the Board of Directors authorized a stock repurchase program under which we can repurchase up to 3.5 million shares of our common stock over a two-year period. In June 2006, the Board of Directors extended the program for an additional two years.  In May 2006, we repurchased 160,000 shares for $1.4 million under the terms of the program.  There were no stock repurchases during the third quarter of 2006, and during the third quarter of 2005, we repurchased 343,400 shares for a cost of $1.4 million.  As of September 30, 2006, a total of 1.6 million shares had been repurchased for a total cumulative cost of $5.0 million.

During the first three quarters of 2006, we added $0.2 million in equipment financed with capital leases. We expect to continue to use our liquid assets to invest in our infrastructure and fund our operations.

In connection with signing the merger agreement with thinkorswim, we obtained financing commitments from JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. to provide the Company with a senior secured term loan of $125 million to fund part of the cash portion of the merger consideration.  Terms of the financing arrangement will require us to make quarterly principal payments of $6.3 million, plus accrued interest, through January 1, 2012.  In addition, the financing commitment will provide us with a senior secured revolving credit facility of $25 million.  The combined financing arrangements will also require us to meet various minimum ratios and financial covenants.

We expect that our current cash, cash equivalents and marketable securities balances, along with our cash flows from operations, will be sufficient to meet our working capital and other capital requirements for the foreseeable future.  We anticipate allocating our cash resources among three primary areas which include internal growth strategies, acquisition opportunities, and the continuing buyback of our common stock.

Contractual Obligations and Commercial Commitments

We have various financial obligations and commitments in the ordinary course of conducting our business. We have contractual obligations requiring future cash payments under existing contractual arrangements, such as management, consulting and non-competition agreements, and lease arrangements.

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of September 30, 2006 (in thousands):

Payments due by period	Capital leases (1)	Operating leases (2)	Data & communication, and other agreements (3)	Management employment agreements (4)	Total contractual obligations
2006 Remaining	$55	$296	$79	$275	$705

1 - 3 Years	682	2,481	450	287	3,900
Thereafter	95	393	—	—	488
Total lease payments	832	$3,170	$529	$562	$5,093

Less: Amount representing interest (average of 8%)	113

Present value of lease payments	719

Less: Current portion	176

Long-term portion	$543

(1)	Our capital leases include telecommunications equipment. The terms of the agreements vary from 2006 until 2010.
(2)	Our operating leases include office space and operating facilities. The terms of the agreements vary from 2006 until 2010.
(3)	We have supply contracts with various vendors of financial data and communications services providing for minimum monthly commitments. These contracts have terms from 2006 to 2009.
(4)	We have entered into employment agreements with certain senior executives that require us to make cash payments over the contractual periods.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

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

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Revenue is not recognized until it is realized or realizable and earned. The criteria to meet this guideline are: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectibility is reasonably assured.

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

Deferred Revenue

Deferred revenue arises from subscriptions to the websites, workshops, online courses and coaching services because the payments are received before the service has been rendered. Deferred revenue is recognized into revenue over the period that the services are performed or the time that the contract period expires, as shown in the above table.

Accounting for Stock-Based Compensation

Prior to 2003 we accounted for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees (the intrinsic value method), and accordingly recognized no compensation expense for stock option grants because the options’ exercise price equaled the fair market value of our stock price on the measurement date. Beginning in 2003, we adopted the fair value expense recognition method available under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), in accounting for options granted after 2002. Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-

Based Payment utilizing the modified prospective approach.

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

Recently Issued Accounting Standards

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective for the Company as of January 1, 2007.  We are currently assessing the impact, if any, of FIN 48 on our consolidated financial statements.

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

In September 2006, the SEC released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”), which provides the SEC staff’s views regarding the process of quantifying financial statement misstatements, such as assessing both the carryover and reversing effects of prior year misstatements on the current year financial statements. SAB 108 is effective for years ending after November 15, 2006. We are currently evaluating the impact of the adoption of SAB 108 on our consolidated financial statements.

Also in September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of the adoption of SFAS 157 on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates. We have invested excess cash in marketable securities that are subject to interest rate risk, which is not considered to be material to us. Based on our average holdings of marketable securities during the three and nine-month periods ended September 30, 2006, a 1 percent change in average interest rates would have increased or decreased our net loss for the periods by approximately $93,000 and $200,000, respectively. We do not enter, or intend to enter, into derivative financial instruments for trading or speculative purposes.

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

In light of the material weakness described in our Annual Report on Form 10-K for the year ended December 31, 2005, we performed additional analysis and other post-closing procedures to ensure our condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the condensed consolidated financial statements included in this report fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

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

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three-month period ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

Date: November 8, 2006