Form 10-K
period 2006-12-31
INVESTOOLS INC
filed 2007-03-16
CIK 1145124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Number:  000-52012

INVESTOOLS INC.

(Exact name of Registrant as specified in its charter)

Delaware	76-0685039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Rockefeller Plaza, Suite 2012, New York, New York	10111
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(801) 816-6918

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, $.01 par value per share
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “larger accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter) based on the closing price of the common stock on the NASDAQ Global Market for such date, was $339.7 million. The number of shares of the Registrant’s common stock outstanding on March 13, 2007 was 65,468,458.

Documents Incorporated by Reference:

The registrant’s definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on June 13, 2007 is incorporated by reference in Part III of the Form 10-K.

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

Part I

Item 1.            Business

Operations Overview

Investools Inc. (referred to as “Investools”, the “Company”, “we”, “us”, or “our”) is a leader in investor education.  Our mission is to educate and empower individual investors to make their own financial decisions to achieve their financial goals at any time or place by using the Investools Method™ live, by correspondence or online. The Investools Method™ is a unique integration of a disciplined investing process, web-based tools, personalized instruction and support.  We hope to establish the Investools Method™ as the most widely recognized, adopted and endorsed approach to educated investing.  We offer a full range of investor education products and services that provide lifelong learning and support to self-directed investors.   We have more than 278,000 graduates of our basic courses and 85,400 subscribers to our websites.  Our investor education products and services are offered in a variety of learning formats with courses ranging from beginning to advanced, to address the needs of students on all investor levels.

Corporate Background

The Company was incorporated in Delaware on May 21, 2001, and began operations on December 6, 2001, as a result of a merger between ZiaSun Technologies, Inc., a Nevada corporation (“ZiaSun”), and Telescan, Inc., a Delaware corporation (“Telescan”).  Former ZiaSun and Telescan stockholders acquired approximately 75 percent and 25 percent ownership interests in the Company, respectively.  ZiaSun and Telescan each became wholly owned subsidiaries of the Company.

As of December 31, 2006, the Company’s subsidiaries were:

•                  ZiaSun, which owns 100 percent of Online Investors Advantage, Inc. (“OIA”).  OIA owns 100 perent of Investools Asia Pacific Pte., Limited (“Investools Asia”) and Investools Hong Kong Ltd. (“Investools Hong Kong”).

•                  Telescan, which owns 100 percent of Entrepreneurs Online, a Texas corporation.

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

•                  Prophet Financial Systems, Inc. (“Prophet”), a California corporation, acquired by the Company in January 2005.  Prophet is a Web-based content and services provider that enables active investors to use technical analysis to trade more profitably.  Prophet’s website, Prophet.Net, is the premier Web provider of advanced charting technology.

Acquisition of thinkorswim Group, Inc.

On February 15, 2007, Atomic Acquisition Corp., a wholly-owned subsidiary of the Company merged with and into thinkorswim Group, Inc., a Delaware corporation (“thinkorswim”), and a leading online brokerage company specializing in options.  thinkorswim shareholders received approximately 50 percent of the merger consideration in cash and approximately 50 percent of the merger consideration in shares of our common stock, representing approximately $170 million in cash and 19.1 million shares of stock valued at $8.75 per share.  Also on February 15, 2007, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. provided us with a senior secured term loan of $125 million to fund a portion of the cash consideration and, separately, also provided us with a committed senior secured revolving credit facility of $25 million.  Immediately following the transaction, thinkorswim shareholders held 30 percent of the ownership of Investools, and thinkorswim received two seats on our expanded, eight-member board of directors.  Certain thinkorswim employees will now be eligible for a $20 million retention bonus pool which will be paid annually over a three-year period.  In addition, certain thinkorswim employees and contractors received options to purchase 2.3 million shares of our common stock which vest over four years, beginning the year after the grant date.

Business Segments

Management analyzes our operations by reviewing financial information regarding products and services that, up through 2006, were aggregated into a single operating segment, investor education.  Following the acquisition of thinkorswim in February 2007, we will also report a securities broker-dealer segment.

Business Strategy

Our products and services are primarily built around an investing method that is designed to teach both experienced and beginning investors how to approach the stock selection process and actively manage their investment portfolios.  Course offerings are generally combined with web-based tools, personalized instruction techniques and ongoing support and are offered in a variety of learning formats, which solidify the students’ understanding of the investing process and help in their effort to take control of their financial future.

We seek to offer students a full range of investor education products that provide lifelong learning.  Generally, students are introduced to our products and services through a free preview event.  Attendees of the preview event are given an invitation to attend a more comprehensive instructor-led live or online workshop or purchase an in-depth online home study program, all of which include subscription access to the Investools Online website.  Following completion of the initial workshop or home study program, graduates are offered continuing education and advanced courses to build on what they have learned.  These continuing education bundles often contain personalized one-on-one coaching and one-to-many online coaching sessions, which are spread out over a period of time and include ongoing support through a live 800-number and a live-chat hotline for continuing education assistance. Products are offered under two brands, Investools Investor Education and Success Magazine Investor Education.

Learning Formats

Depending on the brand under which the different learning formats are marketed, the content and services available to students, i.e., length of workshop, types of coaching services, length of time over which services are performed, and access to certain Investools Online features may vary.  The different learning formats and course offerings are as follows:

•                  Preview Event—We offer directly or through partners, a free event that introduces students to fundamental investing concepts and provides a broad overview of the financial markets. Depending on the brand under which the preview event is marketed, participants may receive a gift for attending. Students are offered an opportunity to purchase a more comprehensive, live workshop, and are offered access to a comprehensive online course featuring hours of multimedia content, quizzes, forums, and live, online-presentations.

•                  Workshops—We offer one and two-day live, instructor-led investing workshops that cover topics ranging from fundamental investing principles to advanced strategies. The workshops provide hands-on experience using our proprietary Investools Online website. The fundamental stock investing workshop includes a six month subscription to the Investor Online website as part of the workshop fee.

•                  Home Study/Online Courses—We also offer all of our courses in an online format. The home study programs provide hands-on training using our proprietary Investools Online website. The stocks online course includes a six month subscription to the Investools Online website as part of the course fee.  Additional online courses on advanced topics are also available.

•                  Coaching Services—Our coaching service options offer students individual, on-demand access to coaches via the telephone, or one-to-many online coaching and support. Offered in connection with both foundational and advanced courses, the sessions allow students to learn at their own pace and apply what they are learning. On-demand and one-to-many coaching alternatives are subscription products offered in one to sixty-month time periods, depending on the related course.  One-to-many coaching services include weekly, topic-driven live webinar sessions (Trading Rooms), advanced strategy-based group discussions (Active Investor Talk), and market-based group instruction (Masters Talk).

•                  Interactive Workshops—Our interactive workshops provide students with an in-depth, personal learning experience and a low student-to-coach ratio. These courses are taught by our most experienced coaches and are delivered online or live at our Utah facility. They include stocks, options, and currency training, as well as more advanced active investing courses.

•                  Ongoing Support and Tutorials (web subscriptions)—As long as alumni maintain an active subscription to the Investools Online website, they have access to student and technical support through a live-chat online support option and through an 800-number hotline.  Alumni can access a series of inexpensive or free topical, recorded online tutorials through our Investools Online website. The click-on-demand tutorials are designed to walk graduates through the portion of the Investools Online website that relates to the subject being covered.

Course Offerings

•                  Stocks Course—This foundational course is designed to teach both experienced and beginning students how to select stocks according to a step-by-step, disciplined investing process.  The 5 steps are:  (1) searching for an investment, (2) industry group analysis, (3) fundamental analysis, (4) technical analysis, and (5) portfolio management.  There are no prerequisites to take this course.

•                  Basic Options—This course is designed to introduce students to the power of options and teach them how to start trading options which will give them opportunities to increase their profits and diversify their investing strategies.  The course also provides students with a number of options-related strategies such as puts, covered calls and LEAPS that may help their investment portfolio.  Students must complete the Stocks Course prior to taking this course.

•                  Advanced Technical Analysis—This course is designed to teach students technical analysis and advanced charting techniques to identify investment opportunities, reduce ambiguity and to give them opportunities to profit in any financial market condition.  The course teaches the skills and discipline to interpret trends and trading opportunities based on the physical behavior of the market as seen through technical analysis and charting techniques.  Students must complete the Stocks Course prior to taking this course.

•                  Advanced Options—This course is a multi-part course designed to teach students advanced options strategies one step at a time.  Building on the principles taught in our Basic Options course, the Advanced Options course introduces new options strategies such as vertical spreads, diagonal spreads, straddles and strangles, index options and butterfly spreads.  Students must complete the Stocks Course and Basic Options prior to taking this course.

•                  Investools Currency Trader™—This course prepares students to trade in the foreign exchange markets using the same risk management skills and principles that professional, institutional and advanced individual currency traders utilize.  The course focuses on technical analysis and advanced charting techniques to help students identify, analyze and leverage global currency trading opportunities, reduce risk and increase profit potential.  The course provides students with the proper know-how for taking advantage of the steady stream of unique opportunities created by the constant flow of world events.  There are no prerequisites to take this course.

•                  Advanced Currency Trader—This course expands on the concepts and strategies taught in the Investools Currency Trader™ course.  Students will learn more about fundamental analysis in the global currency market and will begin learning how to apply advanced technical analysis to their currency trading. The course also covers advanced subjects such as hedging and the carry trade. Students must complete the Investools Currency Trader™ course prior to taking this course.

Continuing Education Programs

Designed for the serious student, our continuing education programs offer students comprehensive access to a multitude of products at one price point.  Typically students receive additional online or home study courses, coaching access and extended access to the Investools Online website.  Content and services available to students (i.e., length of workshop, number of coaching sessions and access to certain Investools Online features) may vary, depending on the brand under which the programs are marketed.

•                  Associate Investor Program—In addition to the Stocks Course and initial six months access to the Investools Online website, the Associate Investor Program provides students with nine months access to unlimited, on-demand phone coaching for the Stocks Course and Basic Options courses, six months access to the weekly stocks trading rooms, the Basic Options online course, and an additional three months of Investools Online website access.

•                  Master Investor Program—In addition to the Stocks Course and initial six months access to the Investools Online website, the Master Investor Program provides students with 18 months unlimited access to on-demand phone coaching, 12 months access to the weekly stocks and options trading rooms, the Basic Options Workshop, Basic Options online course, and a weekly one-to-many online investing strategy presentation called Masters Talk. The Master Investor Program also includes the Advanced Technical Analysis online course, an additional 12 months of Investools Online website access and a one year VIP pass for basic and alumni workshops.

•                  Program of High Distinction—In addition to the Stocks Course and initial six months access to the Investools Online website, the Program of High Distinction provides students with 24 months unlimited access to on-demand phone coaching, the Basic Options Workshop, Basic Options online course, the Advanced Options Workshop, Advanced Options online course, the Advanced Technical Analysis Workshop and the Advanced Technical Analysis online course. It also includes access to the weekly stocks, basic options, advanced options and advanced technicals trading rooms for 12 months. The Program of High Distinction also includes a three-day, live interactive class hosted in our Salt Lake City student center, an additional 24 months of access to the Investools Online website, and a two-year VIP pass for basic, alumni, and advanced workshops.

•                  Active Investing Workshops—Three dynamic, intensive workshops, which were added in early 2005, are offered to students.  Each workshop covering stocks, options, and currency trading, respectively, is designed to offer students more sophisticated strategies and technology.  Students are taught advanced strategies, hedging techniques and short term trading principles.  Each workshop has a low student-to-coach ratio to provide students with more personal coaching and deeper comprehension.  With oversight from an experienced instructor, students practice money management, evaluating and calibrating risk tolerance, monitoring total cash flow, and actively managing portfolio growth, all in real time.

Value Added Tools

•                  Investools Online—Our Investools Online website gives students access to the investment tools needed to execute the strategies taught in our investor education programs.  The website has proprietary features that are not accessible on other financial websites, including more than 50 pre-built stock searches, comparative reports, market indicators, market commentary and portfolio tracking features, advanced charting tools, audio and video commentary broadcasts and account management features.  An initial six month subscription to the website is included with the purchase of a basic level investing workshop or online course.  At the end of the initial subscription, graduates are offered renewals for a fee, which depends on the length of the renewal period and whether additional products or services are purchased.  Currently, we offer one to sixty-month subscription renewals.

•                  thinkorswim PaperMoney—This application became available to Investools’ students after our merger announcement with thinkorswim in September 2006.  It replicates the live online trading platform available to thinkorswim account holders. PaperMoney provides the student with a “paper” $100,000 portfolio they can use to learn how to execute trades online and test strategies.  PaperMoney includes additional charting and options analytical tools. All students have access to weekly online tutorials on the PaperMoney platform.

Sales and Marketing Strategy

Revenue is derived from: (i) the initial sale of our products and services as a result of marketing efforts across multiple marketing channels which include, but are not limited to, television, print, direct mail, radio, online banner, paid and organic search and email direct marketing campaigns driving customers to either a free preview of investor education products offered at locations near the prospect or the opportunity to speak with a telesales representative about the products offered; and (ii) the additional sale of products and services to graduates as a result of continued interaction with us in workshops, periodic email and direct mail communications and through access to coaches and instructors.

We experienced growth in initial product sales in 2006 as a result of continued refinements to our initiated and controlled direct marketing efforts for our own “Investools” brand.  We experienced significant growth in additional product sales and services to graduates as a result of the introduction of multiple new products and product bundles.

Competition

We are aware of several companies that provide some level of investor education in similar delivery formats.  While these companies may have greater resources, we believe that:  (i) the depth and quality of our curriculum and training, (ii) the range of our foundational and continuing education course offerings, from beginner to advanced, (iii) our branded and co-marketing product distribution partnerships, (iv) the quality of our instructors and coaches, (v) our database of prospects and students, and (vi) our focus on improved learning formats such as online and on-demand access to expert instructors provide us with a considerable competitive advantage compared to other investor education providers.

Intellectual Property

We have registered and received approval for a number of trademarks in the United States and foreign countries that are important to our future success.  Of critical importance to us is the Investools trademark.  The Investools trademark is a widely recognized, adopted and endorsed approach to investor education and is associated with quality and reliable service.  In addition, as a result of acquiring Prophet Financial Systems, Inc. (“Prophet”) we acquired the Prophet trademark and tradename. Prophet’s website is a widely recognized charting tool that has won various awards and been recognized as a leader in online financial charting applications.

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

Regulatory Compliance

General

Our products and services are not currently subject to the prior approval of any government regulatory body.  However, certain foreign countries require that we register with their respective securities commissions before conducting investment-related workshops; for example, we are registered with the Australian Securities and Investment Commission (“ASIC”).

As of December 31, 2006, we were not a broker-dealer or otherwise engaged in the business of effecting transactions in securities, nor were we an investment advisor or otherwise engaged in providing investment advice or making investment recommendations.  However, our recently acquired wholly-owned subsidiary, thinkorswim and its businesses, is extensively regulated by various federal and state agencies.

Sales and Marketing

Our products and services are marketed via a number of media channels, including television, print, direct mail, radio, online banners, paid and organic search and email direct marketing campaigns, which are regulated by numerous federal and state laws and regulations, including, but not limited to, anti-fraud laws, consumer protection laws, privacy laws, telemarketing laws, telephone solicitation laws and spam laws.  While we have not been adversely impacted by any such regulation to-date, management believes that our marketing activities will increasingly be subject to such regulation, which may:  (i) limit our ability to solicit new customers or offer additional products or services to existing customers, and (ii) result in noncompliance, which may subject us to fines or various forms of civil or criminal prosecution.  Such regulation could have an adverse effect on our financial condition and results of operations.  We regularly review our marketing and sales materials and practices, make modifications from time to time as appropriate, and monitor the status of existing and proposed regulatory guidelines.

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

Periodic Reporting

As a public company, we are required to file periodic reports, as well as other information, with the SEC within established deadlines.  Any document we file with the SEC may be viewed or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Additional information regarding the Public Reference Room can be obtained by calling the SEC at (800) SEC-0330.  Our SEC filings are also available to the public through the SEC’s web site located at http://www.sec.gov.

We maintain a corporate website at http://www.investools.com, on which investors may access free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q and amendments to those reports as soon as is reasonably practicable after furnishing such material to the SEC.  In addition, we will voluntarily provide electronic or paper copies of our filings free of charge upon request to our Investor Relations department at (801) 816-6918.

Human Resources

At December 31, 2006, we had 545 employees.  Of those, 18 percent were employed in customer acquisition related positions, 59 percent were employed in customer fulfillment and retention related positions, 11 percent were employed in technology positions, and 12 percent were employed in administrative and marketing positions.  We also had 11 persons under contract, primarily in technology positions.

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

Our ability to expand our delivery platforms and penetrate new markets could be stagnated without continued growth in the use and efficient operation of the Internet.  Web-based markets for information, products and services are new and rapidly evolving.  If Internet usage does not continue to grow or grows slower than anticipated, we may be unable to secure new sponsorship and subscription arrangements for our offerings.  To the extent our business relies on web-based delivery platforms, our operations will also be dependent on adequate network infrastructure, consistent quality of service and availability to customers of cost-effective, high-speed Internet access.  If our systems cannot meet customer demand for access and reliability, these requirements will not be satisfied, and customer satisfaction could degrade substantially, adversely affecting our prospects for market penetration and profitability.

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

We currently access approximately 56 percent of our sales transaction volume through co-marketing (Success Magazine and NET Marketing Alliance) relationships.  Our strategic partners may enter into identical or similar relationships with our competitors, which could diminish the value of the partners for customer acquisition.  Our strategic partners could terminate their relationship with us.  If any of these organizations were to terminate their relationship with us our ability to distribute our products and services could be impaired.  We may not be able to maintain our existing relationships or enter into new strategic relationships.

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

We may desire or need to raise additional capital in the future, which may not be available on terms acceptable to us.

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

We may experience difficulties integrating recent and future acquisitions.

As a result of recent acquisitions and, as part of our general business strategy, we expect to experience significant growth and expect such growth to continue into the future.  This growth is expected to place a significant strain on our management, financial, operating and technical resources.  Failure to manage this growth effectively could have a material adverse effect on our financial condition or results of operations.  There can be no assurance that we will be able to effectively integrate the acquired companies, including our newly acquired subsidiary, thinkorswim, with our own operations.  Expansion will place significant demands on our marketing, sales, administrative, operational, financial and management information systems, controls and procedures.  Accordingly, our performance and profitability will depend on the ability of our officers and key employees to (i) manage our business and our subsidiaries as a cohesive enterprise, (ii) manage expansion through the timely implementation and maintenance of appropriate administrative, operational, financial and management information systems, controls and procedures, (iii) add internal capacity, facilities and third-party sourcing arrangements as and when needed, (iv) maintain service quality controls, and (v) attract, train, retain, motivate and manage effectively our employees.  There can be no assurance that we will integrate and manage successfully new systems, controls and procedures for our business, or that our systems, controls, procedures, facilities and personnel, even if successfully integrated, will be adequate to support our projected future operations.  Any failure to implement and maintain such systems, controls and procedures, add internal capacity, facilities and third-party sourcing arrangements or attract, train, retain, motivate and manage effectively our employees could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our chief executive officer and chairman of the board of directors for his depth of industry experience and knowledge.

We are highly dependent on the services of Lee K. Barba, our Chief Executive Officer and Chairman of the Board of Directors.  Mr. Barba has extensive experience, knowledge and contacts in the financial and investment industries.  If Mr. Barba were to terminate his employment with us, we would lose valuable human capital, adversely affecting our business.  We currently do not maintain key man insurance on Mr. Barba or any other member of our senior management team.  Neither Mr. Barba nor any other member of our senior management team intends to retire or is nearing retirement age.

Our exposure to litigation could adversely affect our business and results of operations.

We are from time to time involved in various lawsuits and legal proceedings. We recently settled lawsuits filed against us by the Australian Securities and Investment Commission, Ross Jardine and True North Academy L.L.C. as described in Item 3 below. Although we currently are not a defendant in any other material legal proceedings, any claim, with or without merit, could result in costly litigation, subject us to undetermined penalties, or require us to modify or cease sales of our products or services, any of which could have a material adverse effect on our business and results of operations.

Items 1B. Unresolved Staff Comments

None.

Item 2.            Properties

We recently moved our corporate headquarters to New York City and intend to add personnel to that office, although our primary sales, service and operation center is located in Draper, Utah.  We also have a technology center in Palo Alto, California, and lease office space in other cities thoughout the United States.

The following table shows the amount of square footage of our leased facilities and monthly rent as of December 31, 2006:

Location	Square Feet Rented	Monthly Rent as of December 2006
Draper, UT	54,650	$58,760
Houston, TX	9,495	11,891
Palo Alto, CA	6,893	19,990
San Rafael, CA	3,213	8,242
New York, NY	595	11,755
	74,846	$110,638

In March 2007, we signed a lease for 11,500 square feet of additional space in Draper, Utah, and will begin paying rent under this new lease on June 1, 2007.  At the same time, we will vacate 2,325 square feet currently being leased in Draper at a cost of $2,816 per month.  The San Rafael office has been vacated, and is currently under a sublease arrangement.  Most of the operations situated in the Houston office will shutdown by the end of May 2007, and all employees and operations there will cease in August 2007.

Item 3.            Legal Proceedings

From time to time we are involved in certain legal actions arising in the ordinary course of business, including administrative inquiries and proceedings with government regulators. We believe that such litigation and proceedings will be resolved without a material adverse effect to our liquidity, financial position or results of operations.

We establish liabilities when a particular contingency is probable and estimable. For the following contingencies, we accrued amounts considered probable and estimable.

During 2006, we settled outstanding legal actions with the Australian Securities and Investment Commission; Ross Jardine and True North Academy L.L.C.; Ablaise Ltd.; and the sellers of SES Acquisition Corp.  Accordingly, the settlement amounts have been included in special charges, net of insurance proceeds. As consideration for one of the settlements, we issued 206,156 shares of common stock in January 2007.  Additionally, our insurance carrier reimbursed us for $1 million of a legal settlement which has been recorded in the accompanying consolidated balance sheet as a receivable, and has been netted against the settlement costs included in special charges.

We have applied for rulings from various states on the taxability of our products to determine if our sales tax policy is supported by the various state taxing jurisdictions.  During 2006, we received rulings from a majority of the states to which we applied.  Based on these rulings, we adjusted amounts owing to various states, which aggregated to $0.8 million of additional accrued sales taxes payable.  These amounts are included in selling expenses.

We are not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on our liquidity, financial position or results of operations.

Item 4.            Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2006, there were no matters submitted to a vote of the stockholders.

Part II

Item 5.            Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market. Effective February 21, 2007, our common stock is traded under the symbol SWIM.  The following table sets forth, for the periods indicated, the high and low sales prices for our common stock based on actual transaction on the Nasdaq Global Market. The prices do not include retail markups, markdowns or commissions.

	Company Common Stock Closing Sales Prices
	High	Low
2006
Quarter ended March 31	$8.80	$5.30
Quarter ended June 30	9.88	7.47
Quarter ended September 30	10.71	6.99
Quarter ended December 31	14.21	10.56

2005
Quarter ended March 31	$5.36	$3.35
Quarter ended June 30	5.74	3.30
Quarter ended September 30	4.65	3.25
Quarter ended December 31	5.50	4.05

On March 13, 2007, the closing price of our common stock as reported by the Nasdaq Global Market was $14.07.  As of March 13, 2007, we had 688 stockholders of record and approximately 5,200 beneficial holders, based on information provided by our transfer agent.

Dividend Policy

We have never declared a cash dividend on our common stock.  The board of directors currently intends to retain any earnings for use in our business, and therefore, does not anticipate paying any cash dividends on our common stock in the foreseeable future.  The declaration of dividends, if any, in the future would be subject to the discretion of the board of directors, which may consider factors such as our results of operations, financial condition, capital needs and acquisition strategy, among other things.  See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes thereto.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2006, with respect to our equity compensation plans previously approved by stockholders and equity compensation plans not previously approved by stockholders.

	Equity Compensation Plan Infomation
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders (1)	3,475,890 – 4,025,890	$2.25	3,581,387 – 4,131,387
Equity compensation plans not approved by stockholders	—	—	—
Total	3,475,890 – 4,025,890	$2.25	3,581,387 – 4,131,387

(1) This amount includes an option we granted to our chief executive officer in 2002.  The vesting of the options was contingent upon an event occurring in the future that up through December 31, 2006 was not considered probable.  In February 2007, the board of directors approved the vesting of this option.

Issuer Purchases of Equity Securities

There were no stock repurchases during the fourth quarter of 2006.

Item 6.            Selected Consolidated Financial Data

The selected consolidated financial data presented below should be read in conjunction with the consolidated financial statements of Investools and related footnotes included elsewhere in this annual report and the discussion under Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The selected consolidated financial data has been derived from the consolidated financial statements of Investools. The historical financial and operating information may not be indicative of our future performance.

Results of Operations

(in thousands, except for per share data)

	Years Ended December 31,
	2006	2005	2004	2003	2002

Revenue	$170,330	$138,621	$97,169	$69,802	$53,923
Cost of revenue	121,270	92,161	65,659	41,921	25,411
Selling expense	52,947	37,332	24,493	20,669	19,023
General and administrative expense	32,657	24,182	17,843	12,388	14,154
Special charges	7,608	1,077	1,084	673	—
Net loss available to common stockholders	$(40,732)	$(15,742)	$(11,727)	$(7,301)	$(33,669)
Net loss per common share—diluted:
Net loss per share available to common stockholders	$(0.90)	$(0.35)	$(0.26)	$(0.17)	$(0.80)
Basic and diluted weighted average shares outstanding	45,042	44,933	45,045	43,692	41,983

Balance Sheet Data

(in thousands)

	As of December 31,
	2006	2005	2004	2003	2002

Cash and cash equivalents	$52,923	$11,466	$10,736	$4,458	$5,160
Marketable securities	22,141	16,871	13,840	7,808	—
Working capital deficit	(64,912)	(47,079)	(18,858)	(9,723)	(5,501)
Total assets	131,637	72,699	49,778	26,551	25,305
Deferred revenue	159,575	77,516	40,378	14,520	8,028
Total stockholders’ (deficit)/equity	(63,651)	(23,739)	(7,232)	3,184	10,284

Item 7.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Our mission is to educate and empower individual investors to make their own financial decisions to achieve their financial goals at any time or place, by using the Investools Method™ live, by correspondence or online. The Investools Method™ is a unique integration of a disciplined investing process, web-based tools, personalized instruction and ongoing support and is offered in a variety of learning formats, which solidify the students’ understanding of the investing process with courses ranging from beginning to advanced, thus addressing the needs of all investor levels. We offer a full range of investor education products and services that provide lifelong learning and support to self-directed investors.  We have more than 278,000 graduates from our basic courses and 85,400 active subscribers to our websites.

Investools Inc. offers market-leading investor education and execution products and services for self-directed investors.  Investools Education Group offers a full range of investor education products and services that provide lifelong learning in a variety of interactive delivery formats, including instructor-led synchronous and asynchronous online courses, in-person workshops, one-on-one and one-to-many online coaching programs and telephone, live-chat and email support. thinkorswim is a leading online brokerage and technology provider focused on providing services to self-directed options traders and institutional users. thinkorswim offers customers a broad range of products including equities, exchange traded options, futures, mutual funds, and bonds. thinkorswim provides unique front end trading platforms that allow its customers to trade electronically and provides sophisticated trading tools and analytics, including tools for implementing complex, multi-leg options strategies.  The products and services offered by Investools Inc. have received numerous accolades from third parties including Barron’s ranking thinkorswim as one of its top rated online brokers and best for options traders (2006), and Prophet’s top Barron’s ranking as having the best technical analysis tools (2006).

Acquisition of thinkorswim Group, Inc.

On February 15, 2007, Atomic Acquisition Corp., a wholly-owned subsidiary of the Company merged with and into thinkorswim Group, Inc. (“thinkorswim”), a Delaware corporation.  thinkorswim shareholders received approximately 50 percent of the merger consideration in cash and approximately 50 percent of the merger consideration in shares of our common stock, representing approximately $170 million in cash and 19.1 million shares of stock valued at $8.75 per share.  Also on February 15, 2007, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. provided us with a senior secured term loan of $125 million to fund a portion of the cash consideration and, separately, also provided us with a committed senior secured revolving credit facility of $25 million.  Immediately following the transaction, thinkorswim shareholders held 30 percent of the ownership of Investools, and thinkorswim received two seats on our expanded, eight-member board of directors.  Certain thinkorswim employees will now be eligible for a $20 million retention bonus pool which will be paid annually over a three-year period.  In addition, certain thinkorswim employees and contractors received options to purchase 2.3 million shares of our common stock which vest over four years, beginning one year from the date of grant.

Concentration Risk

During the years ended December 31, 2006, 2005, and 2004, we accessed approximately 56 percent, 69 percent, and 90 percent, respectively, of our sales transaction volume through co-marketing (Success Magazine and NET Marketing Alliance) and, prior to June 2005, co-branding (CNBC and BusinessWeek) relationships. We are constantly pursuing new student acquisition channels and believe business from new and existing channels would eventually replace such lost volumes if they were to occur. There can be no assurance that we would be successful in establishing new channels.

Sales Transaction Volume

	For the year ended December 31,			2006 vs. 2005		2005 vs. 2004
($ in thousands)	2006	2005	2004	Change	%	Change	%
Initial Education
Workshops	$13,712	$17,086	$17,907	$(3,374)	(20)%	$(821)	(5)%
Coaching services	241	250	5,891	(9)	(4)%	(5,641)	(96)%
Home study/online courses	21,167	6,403	4,659	14,764	231%	1,744	37%
Initial web time	2,978	2,903	3,559	75	3%	(656)	(18)%
Initial education sales transaction volume	38,098	26,642	32,016	11,456	43%	(5,374)	(17)%
Continuing Education
Workshops	41,191	30,560	14,896	10,631	35%	15,664	105%
Coaching services	88,793	68,874	31,974	19,919	29%	36,900	115%
Home study/online courses	46,879	21,329	13,284	25,550	120%	8,045	61%
Webtime renewals	30,265	23,038	23,900	7,227	31%	(862)	(4)%
Other revenue	7,576	5,727	6,552	1,849	32%	(825)	(13)%
Continuing education sales transaction volume	214,704	149,528	90,606	65,176	44%	58,922	65%

Total sales transaction volume	252,802	176,170	122,622	76,632	43%	53,548	44%
Change in deferred revenue	(82,472)	(37,549)	(25,453)	(44,923)	120%	(12,096)	48%
Total Revenue	$170,330	$138,621	$97,169	$31,709	23%	$41,452	43%

In the table above, sales transaction volume (“STV”), which is a non-GAAP financial measure, represents sales transactions generated in each period before the impact of deferral of current period sales.  We believe that STV before deferred revenue is an important measure of business volume. See “Cost of Revenue” below for a further discussion of STV.

	% of Revenue
	2006	2005	2004
Initial Education
Workshops	8%	12%	18%
Coaching	—	—	6%
Home study	12%	5%	5%
Initial web time	2%	2%	4%
Initial education sales transaction volume	22%	19%	33%
Continuing Education
Workshops	24%	22%	15%
Coaching	52%	50%	33%
Home study	28%	15%	14%
Renewals	18%	17%	25%
Other revenue	4%	4%	7%
Continuing education sales transaction volume	126%	108%	93%

Total sales transaction volume	148%	127%	126%
Change in deferred revenue	(48)%	(27)%	(26)%
Total Revenue	100%	100%	100%

In the table above, initial education revenues consist of the initial sales to students at the initial workshops and sales to new students via our telesales groups. Once the student completes this initial education, which consists primarily of the Stocks Course, they are considered a graduate. Continuing education revenues consist of sales of advanced products and web time renewals sold to graduates.

2006 Compared to 2005

Revenue

Revenue increased by $31.7 million for the year ended December 31, 2006, when compared to the prior year. The majority of the increase resulted from an increased number of graduates acquired due to higher marketing spending and more effective marketing focus. The increase is also attributable to improved sales percentages, co-marketing pricing and sales performance results from workshops and telesales teams. In addition, during 2006, the Company recorded sales related to the Investools Investor Conference held in March 2006.

Initial Education Sales

Initial education sales sold at our preview events and by our telesales groups increased $11.5 million for the year ended December 31, 2006, when compared to the prior year.  The increase was primarily due to an increased number of preview events, improved rates of customer response, and improved sales efforts resulting in an increased number of graduates of our initial education courses.  This resulted in 56 percent more Investools graduates of the initial education courses in 2006, as compared to Investools marketed graduates of such courses in 2005. We also increased our internal sales force since last year and received more sales leads, due to the increased volume of events. Both of these factors resulted in increased sales of home study and online products sold by our telesales groups.

Furthermore, in 2005, STV derived from initial courses sold at our preview events included workshops, which included course materials distributed at the workshop and initial website subscription.  In contrast, during 2006, sales of initial courses sold at preview events included workshops, home study/online courses, and initial website subscriptions. This change was due to the change in the delivery of course materials for the Stocks Course from hardcopy manuals to online delivery, therefore revenue from the online courses are recategorized as home study/online course sales since the revenues for the courses are deferred and amortized over the estimated life of the subscription.

Continuing Education Sales

Sales at our continuing education workshops and by our telesales groups increased $65.2 million for the year ended December 31, 2006 compared to the prior year, primarily due to an increase in successful upsale efforts at workshops with regard to students who had already graduated from intital education courses.  In addition, during 2006 we developed additional advanced education subscription products which contributed to the increase in STV compared to the year ended December 31, 2005. Continuing education revenue during the year ended December 31, 2006 also increased due to a difference in the sales mix of our Program of High Distinction, Masters Programs, sales of Active Investing Series, along with broker-related royalties not present during 2005.

Deferred Revenue

Deferred revenue increased $44.9 million for the year ended December 31, 2006, when compared to the same period in 2005.  The increase was a result of increased sales of continuing education products, which include coaching sessions, advanced workshops and website subscription renewals. Revenue from the coaching sessions, advanced workshops and website subscription renewals is deferred and recognized as services to the student are delivered. During 2005, the Company introduced the online delivery format for all of its education courses. Sales of online courses are deferred for recognition over the estimated life of the customer relationship, and results in higher deferred revenue balances. The online courses augment live workshops which are recognized upon attendance. The introduction of online courses increases the proportion of current period sales deferred to future periods, given the length of time over which the online courses are available to students.

2005 Compared to 2004

Revenue

Revenue increased by $41.5 million for the year ended December 31, 2005, when compared to the same period in 2004, as a result of a proportional increase in the sale of the Program of High Distinction due to a full year of sales and Active Investor Series product sales, increased amounts of fulfillment revenue related to coaching sessions and advanced workshops that were sold in previous periods.

Initial Education Sales

Initial education sales decreased by $5.4 million for the year ended December 31, 2005, when compared to the same period in 2004, as a result of the revised agreement with one of our co-marketing partners as of August 2004, whereby the partner sells initial workshops at their preview events for which we record no revenue.  The revised agreement was entered into in order to incent the co-marketing partner to aggregate more students that would be candidates for continuing education.  Additionally, in May 2005, we terminated our agreement with CNBC, Inc (“CNBC”) one of our co-branding partners,  this termination resulted in no initial workshop sales under the CNBC brand during the year ended December 31, 2005. These decreases were partially offset by an increase in workshop revenues resulting from the expansion of our Investools’ marketed products, which were launched in January 2005.  Additionally, the introduction of home study and online products in the fourth quarter of 2005 and the elimination of coaching services from the initial sale in 2004 impacted the allocation of initial education sales.

Continuing Education Sales

Sales at our continuing education workshops and by our telesales groups increased $58.9 million for the year ended December 31, 2005 when compared to the same period in 2004, primarily due to an increase in the number of graduates purchasing continuing education products, especially the Program of High Distinction, which was first offered in the third quarter of 2004 and the introduction of Active Investing Series during 2005. The Program of High Distinction contains five distinctive live and distance coaching products and the Active Investing Series consists of four days of live coaching related to stocks, options or currency trading.

Deferred Revenue

Deferred revenue increased $12.1 million for the year ended December 31, 2005, when compared to the same period in 2004.  The increase was a result of increased sales of continuing education products, which include coaching sessions, advanced workshops and website subscription renewals. Revenue from the coaching sessions, advanced workshops and website subscription renewals is deferred and recognized as services to the student are delivered. We introduced the online Stocks Course in the fourth quarter of 2005, revenues from which are deferred and recognized as services to the student are delivered which results in higher deferred revenue balances. The increase in STV was a result of the introduction of the Masters Program and the Program of High Distinction in 2004, and the Active Investing Series in 2005, which have course lives of 12 months, 24 months, and six months, respectively.  Sales of the Masters Program and Program of High Distinction products for the full year during 2005 have caused us to defer revenue over longer contractual periods when compared to the majority of products that were sold during the year ended December 31, 2004.  During 2004, we sold the Masters Program and Program of High Distinction for only part of the year.  As we execute our lifetime value of the student strategy, more of the sales will be in advanced products or continuing education, where revenue is deferred over longer contractual periods.

Cost of Revenue

(in thousands)

	For the year ended December 31,			2006 vs. 2005		2005 vs. 2004
Cost of Revenue	2006	2005	2004	Change	%	Change	%

Revenue	$170,330	$138,621	$97,169	$31,709	23%	$41,452	43%

Partner Commissions	48,477	30,688	27,886	17,789	58%	2,802	10%
Payroll cost	39,838	32,858	18,552	6,980	21%	14,306	77%
Other	32,955	28,615	19,221	4,340	15%	9,394	49%
Cost of Revenue	$121,270	$92,161	$65,659	$29,109	32%	$26,502	40%

	% of Revenue
	2006	2005	2004

Revenue	100%	100%	100%

Partner Commissions	29%	22%	29%
Payroll cost	23%	24%	19%
Other	19%	21%	20%
Cost of Revenue	71%	67%	68%

We defer a significant portion of our revenues associated with advanced products to future periods as services are rendered. We recognize costs as they are incurred. These costs consist of solicitation costs, which include employee sales commissions, partner commissions, credit card fees, and materials. Since these costs are incurred at the inception of the sales transaction, and not as the revenue is recognized, the analysis in the table below presents a tool for analyzing these costs because the ratios are calculated as a percentage of STV generated in each period. Refer to the Revenue section above for a further description of STV. The calculation of cost of revenue and each of the cost components as a percent of STV in the table below is a non-GAAP financial measure, which management believes provides useful information as it compares the cost of generating sales with the sales recorded in a period, whether those sales were recognized as revenue currently or deferred until future periods. Approximately 47 percent of deferred revenue amounts relate to website subscriptions and online courses for which the remaining fulfillment cost represents an allocation of website costs, which are substantially fixed in nature at current subscriber levels. Another 39 percent of the deferred revenue amounts relate to online and telephonic coaching services, of which the remaining fulfillment cost represents labor costs of approximately 10 to 15 percent of related coaching service revenue. The balance of deferred revenue corresponds to additional workshops and workshop certificates for our advanced product sales, for which the remaining fulfillment cost represents the incremental costs of the workshop attendee.

	% of STV
	2006	2005	2004

Sales transaction volume	100%	100%	100%

Partner Commissions	19%	17%	23%
Payroll costs	16%	19%	15%
Other	13%	16%	16%
Total cost of revenue as a percentage of STV	48%	52%	54%

2006 Compared to 2005

Cost of revenues as a percentage of STV decreased over the year ended December 31, 2006 when compared to the same period in 2005. While the dollar amounts of each of the components increased along with the growth in the number of workshops and events conducted for the year ended December 31, 2006, when compared to 2005, the Company experienced a decrease as a percentage of STV in payroll costs and other cost of revenues.

Partner commissions as a percent of STV increased, and consist of amounts paid to co-branding and co-marketing partnerships based on sales achieved through these channels. The primary reason for the increase in the amount of partner commissions as a percentage of STV was due to various modifications to agreements with existing partnerships, the establishment of new partnerships, as well as the change in the mix of STV generated through co-marketing channels.

Payroll costs include employee commissions based on a percentage of sales achieved from our events or telesales groups, certain fixed wages, and the associated employee benefit costs. The primary reason for the decrease in payroll costs as a percentage of STV was due to a change in the commission structure for sales staff and other sales employees, which resulted in a reduction of payroll costs proportionate to the increase in the sales transaction volume for the year ended December 31, 2006.  Additionally, payroll costs declined as a result of the continued transition to online coaching formats that allow fewer coaches to service more students.

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

2005 Compared to 2004

Total cost of revenue increased $26.5 million for the year ended December 31, 2005, when compared to the same period in 2004 as a result of increased payroll and venue costs from an increased number of initial workshops delivered under the Investools brand introduced in January 2005, the fulfillment of workshops for advanced courses that were sold in previous periods and not fulfilled during 2004 and increased fulfillment of coaching sessions, offset by a decrease in initial workshops delivered under the CNBC relationship and a decrease in partner commissions resulting from an increase in Investools branded revenue.

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

Selling Expenses

	Years Ended December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	Change	%	Change	%
	(in thousands, except percentages)
Marketing	$38,061	$26,510	$15,814	$11,551	44%	$10,696	68%
Other	14,886	10,822	8,679	4,064	38%	2,143	25%
Total selling expense	$52,947	$37,332	$24,493	$15,615	42%	$12,839	52%

Selling Expenses as a Percentage of Revenue

Marketing	22%	19%	16%
Other	9%	8%	9%
Total selling expense	31%	27%	25%

2006 Compared to 2005

Total selling expenses for the year ended December 31, 2006 increased 42 percent compared to the same period in 2005, mostly attributable to the increased spending related to the Company’s ongoing emphasis on Investools marketed events advertised online and through direct-response television (DRTV) presentations.  The Company increased the Investools marketed graduates by 56 percent for the year ended December 31, 2006, based on this increased marketing spending. These marketing channels proved effective, and as a result we reduced spending on direct mail and traditional radio, newspaper, and TV ads by approximately two-thirds. Other selling expenses also increased due to a higher number of preview events held during 2006, which resulted in an increase in preview registrations.  Expenses for 2006 also increased as a result of the Investor Conference held in Las Vegas, an event not held during 2005.  Selling expense as a percentage of STV will continue to increase as we direct source more of our customers under the Investools brand as opposed to under partner relationships.

2005 Compared to 2004

Total selling expense for the year ended December 31, 2005 increased 52 percent compared to the same period in 2004, which is consistent with the increase in the Investools marketed students, which increased 73 percent compared to the same period in 2004. Marketing expenses increased $10.7 million in the year ended December 31, 2005, when compared to the same period in 2004, primarily due to increased spending related to our Investools branded events, which are marketed via our DRTV advertising campaign and increased spending on product development costs. These increases were partially offset by a reduction in direct mail, radio and print advertising related to a decrease in marketing expenditures for BusinessWeek and a decrease related to our former co-branding partner CNBC. Other selling expense increased as a result of increased headcount at our preview events resulting in increased payroll costs and travel costs and an increase in sales tax expense, partially off-set by a decrease in marketing supplies.

General and Administrative Expense

	Years Ended December 31,			2006 vs. 2005		2005 vs. 2004
	2006	2005	2004	Change	%	Change	%
	(in thousands, except percentages)

Payroll	$15,318	$12,723	$9,748	$2,595	20%	$2,975	31%
Other	17,339	11,459	8,095	5,880	51%	3,364	42%
Total G&A expense	$32,657	$24,182	$17,843	$8,475	35%	$6,339	36%

General and Administrative Expense as a Percentage of Revenue

Payroll	9%	9%	10%
Other	10%	8%	8%
Total G&A expense	19%	17%	18%

2006 Compared to 2005

General and administrative expenses increased 35 percent during the year ended December 31, 2006 as compared to the year ended December 31, 2005. Payroll expense included in general and administrative expenses remained relatively flat as a percentage of revenue compared to 2005, although increased in dollar amount due mostly to increased staffing in the areas of technology and administration. This increase relates to the system implementation and toolbox development efforts that were underway during the year ended December 31, 2006. In addition, the Company also experienced an increase in professional fees related to our system implementation and legal fees related to litigation and compliance efforts, and an increase in compensation for stock options issued.

2005 Compared to 2004

For the year ended December 31, 2005, general and administrative expenses increased by 36 percent compared to the same period in 2004. The increase was primarily attributed to three distinct items. First, the acquisition of Prophet along with a substantial increase in number of associates employed by us led to increases in payroll related costs. Secondly, audit related costs associated with the restatement of our financial statements for fiscal years 2003 and 2002, the completion of the 2004 audit of internal controls over financial reporting, our continued use of consultants to maintain compliance with Section 404 of the Sarbanes Oxley Act of 2002, and increased legal fees related to continued litigation and compliance issues caused our professional fees to significantly increase.  Finally, the move of our headquarters to our new Draper, Utah location and the acquisition of Prophet have led to increases in depreciation, rent, telecommunication costs, and other general and administrative expenses.

Special Charges

	Years Ended December 31,
	2006	2005	2004
Severance costs	$746	$77	$597
Litigation settlement charges, net of insurance reimbursements of $1 million	5,448	—	—
Impairment of internal use software	1,414	1,000	487
Total	$7,608	$1,077	$1,084

We recorded severance costs associated with the involuntary termination of 18, 12, and 19 employees for the years ended December 31, 2006, 2005 and 2004, respectively.  The costs were not strictly proportionate to the number of employees, because there were different severance packages involved in the various termination situations.

During 2006, we concluded several litigation issues, more fully described in Item 3.  In connection with these matters, we incurred net costs of $5.4 million during the year ended December 31, 2006.

We completed a review of the existing user interface features component of the ongoing Investor Toolbox development project during the quarter ended June 30, 2006.  As a result of feedback from our instructors and coaches, we determined to abandon the component and redevelop it.  Accordingly, we wrote off the capitalized costs related to the existing user interface component.  These costs totaled $1.4 million.  We had earlier also capitalized $1.0 million and $0.5 million related to certain projects to enhance our internal use software during the years ended December 31, 2005 and 2004, respectively.  Subsequently, we abandoned these projects and the $1.0 million and $0.5 million, respectively, was written-off.

Interest Income

Interest income for the year ended December 31, 2006 increased by 317 percent, due to higher balances of cash, cash equivalents, and marketable securities maintained during 2006 as compared to amounts maintained during 2005.

Liquidity

Cash Flows

At December 31, 2006, our principal sources of liquidity consisted of $75.1 million of cash and cash equivalents and marketable securities, as compared to $28.3 million of cash and cash equivalents and marketable securities at December 31, 2005. Subsequent to December 31, 2006, we used $45.0 million as part of the purchase price of the thinkorswim merger.

Net cash provided by operating activities was $56.2 million for the year ended December 31, 2006, compared to $24.9 million for the year ended December 31, 2005. Aside from the difference in net loss for the two periods, the primary reasons for the increase in operating cash flows was an increase of $45.4 million in the change in deferred revenue. Deferred revenue increased proportionately with the continued growth in sales of our continuing education and online courses discussed above. Also contributing to the increase in operating cash flow was a $10.8 million increase in cash flows related to increased levels of accounts payable and other liabilities, offset by a $3.6 million decrease in operating cash flows related to increased prepaid expenses and decreased tax liabilities.

At December 31, 2006, net working capital increased by $34.9 million to $56.0 million, compared to $21.1 million at December 31, 2005, after excluding the change in the current portion of deferred revenue which is substantially a non-cash liability. The primary reason for the increase in net working capital was a $46.7 million increase in cash and marketable securities resulting mainly from an increase in STV during 2006. Offsetting the cash and securities increases was a $16.5 million increase in accounts payable and accrued expenses, which was also associated with the growth in STV, along with the costs of the legal settlements accrued at year-end.

We regularly invest our excess cash balances in government agency securities that earned approximately a 4 percent average rate of interest during the year.  At December 31, 2006, we had invested in securities with a fair value of $22.1 million, compared to $16.9 million at December 31, 2005. During the year ended December 31, 2006, investments matured which provided $18.2 million in proceeds, as compared to $7.7 million in proceeds provided from the maturity of investments during 2005. During the year ended December 31, 2006, we purchased an additional $23.4 million in securities, compared to $10.8 million in additional securities purchased during 2005. The funds used in 2006 to acquire the additional securities came from cash provided from operations as a result of increased STV.  Although the Company’s marketable securities at December 31, 2006 were due to mature through the second quarter of 2009, we converted most of them into cash in connection with the February 15, 2007 close of the merger with thinkorswim.

In June 2004, the board of directors authorized a stock repurchase program under which we can repurchase up to 3.5 million shares of our common stock over a two-year period. In June 2006, the board of directors extended the program for an additional two years.  In May 2006, we repurchased 160,000 shares for $1.4 million under the terms of the program.  There were no stock repurchases during the balance of 2006, and during the third quarter of 2005, we repurchased 343,400 shares for a cost of $1.4 million.  As of December 31, 2006, a total of 1.6 million shares had been repurchased for a total cumulative cost of $5.0 million.

During 2006, we added $0.2 million in equipment financed with capital leases. We expect to continue to use our liquid assets to invest in our infrastructure and fund our operations.

Credit Agreement with JPMorgan

In connection with the merger with thinkorswim (see Note 1), on February 15, 2007 the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and with other lenders from time to time parties thereto.

The Credit Agreement provides for $125 million in senior secured term loan facilities and a $25 million senior secured revolving loan facility. The senior secured term loan facilities are comprised of a five-year $50 million senior secured term loan A facility, and a five-and-a-half year $75 million senior secured term loan B facility. The revolving loan facility has a five-year term. The Credit Agreement includes an expansion feature with respect to the term loans pursuant to which the Company may request an increase in the permitted aggregate term loan borrowings of up to $25 million. The borrowings under the new senior credit facilities are guaranteed by substantially all of the material wholly-owned domestic subsidiaries of the Company (other than thinkorswim, Inc. and certain immaterial subsidiaries).

Loans under the term loan A facility bear interest, at the borrower’s option, initially, at (1) a rate equal to the London interbank offered rate (with adjustments for statutory reserve requirements), or LIBOR, plus an applicable margin or (2) a rate equal to the higher of (a) the prime rate of JPMorgan and (b) the federal funds effective rate plus 0.50 percent (the “ABR”), plus an applicable margin. After the delivery by the borrower to the administrative agent of the borrower’s financial statements for the second full fiscal quarter completed after the closing date, the applicable margins for borrowings under the term loan A facility and the revolving credit facility may be reduced subject to a leverage-based pricing grid. Loans under the term B facility bear interest at fixed rates of (1) ABR plus 2.25 percent per annum in the case of ABR loans, or (2) LIBOR plus 3.25 percent per annum in the case of LIBOR loans.

Interest payments on both the term loan A and B facilities are due beginning March 15, 2007, and thereafter at the end of every calendar quarter. In addition to interest, principal payments of $2.5 million are due on the term loan A facility at the end of every calendar quarter, beginning June 30, 2007 through February 2012. In addition to quarterly interest payments, principal payments of $7.5 million are due annually on the term loan B facility, beginning at the end of March 2008 through March 2012. In August 2012, a $37.5 million balloon payment on the term loan B facility is due.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, fundamental changes, investments and acquisitions, sales of assets, sale leasebacks, mergers and consolidations, dividends and other distributions, redemptions, hedging agreements, transactions with affiliates, and maximum fixed charge and total leverage ratios. The Credit Agreement also includes customary events of default, including the occurrence of a change in control.

If an event of default under the Credit Agreement shall occur and be continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable.

Summary

We expect that our current cash, cash equivalents and marketable securities balances, credit amounts available through JPMorgan, along with our cash flows from operations, will be sufficient to meet our working capital and other capital requirements for the foreseeable future.  We anticipate allocating our cash resources among three primary areas which include internal growth strategies, additional acquisition opportunities, and the continuing buyback of our common stock.

Contractual Obligations and Commercial Commitments

We have various financial obligations and commitments in the ordinary course of conducting business.  We have contractual obligations requiring future cash payments under existing contractual arrangements, such as management and consulting agreements.

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2006 (in thousands).

Payments due by period	Capital leases(1)	Operating leases(2)	Data & communication purchase agreements(3)	Management employment agreements(4)	Total contractual obligations
2007	$228	$1,230	$704	$271	$2,433

1 – 3 Years	457	1,530	388	17	2,392
Thereafter	95	393	—	—	488
Total Payments	780	$3,153	$1,092	$288	$5,313

Less: Amount representing interest (8.0%)	100

Present value of lease payments	680

Less: Current portion	180

Long-term portion	$500

(1) Our capital leases include telecommunications equipment.  The agreements terminate in 2010.

(2) Our operating leases include office space and operating facilities.  The agreements have termination dates from 2007 until 2010. Not included in the table above is a new lease we entered into in March 2007 for additional space at our Draper office.

(3) We have supply contracts with various vendors of financial data and communications services providing for minimum monthly commitments. These contracts have termination dates from 2007 to 2009.

(4) We have entered into agreements with certain senior executives that require us to make cash payments over contractual periods.  The amounts in the table above relate to obligations owing at December 31, 2006.  During February 2007, we renewed the employment contracts of three senior executives over two and three-year terms.

(5) The table does not include amounts of principal and interest due under the Credit Agreement with JPMorgan entered into on February 15, 2007, described above.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities.

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

Valuation of Long-Lived Assets, Including Goodwill

We review annually, or more often if events or circumstances indicate a potential impairment exists, goodwill and indefinite lived intangibles for impairment in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.  We completed our annual impairment review during the fourth quarter of 2006. We did not identify any impairment to our goodwill or indefinite lived intangibles as a result of this review.

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

During the fourth quarter of 2005 and throughout 2006, we introduced certain online courses. The terms and conditions of those online courses provide customers with access to and the ability to take these courses on an unlimited basis as long as they have an active website subscription. As we currently do not have sufficient historical usage data related to how these online courses get utilized, revenue is being recognized over the estimated expected customer life. However, as historical usage patterns become evident, we will recognize revenue consistent with the actual usage patterns.

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

Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. FIN 48 is effective with the Company’s fiscal year beginning January 1, 2007. We expect that the financial impact, if any, of applying the provisions of FIN 48 to all tax positions will not be material upon the initial adoption of FIN 48.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective as of January 1, 2007. The adoption of EITF 06-03 will have no impact on our consolidated financial statements.  We currently account for sales taxes collected and remitted under the net basis, therefore we do not anticipate that the adoption of EITF 06-03 will have a material impact on our consolidated financial statements.

In September 2006, the SEC released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”), which provides the SEC staff’s views regarding the process of quantifying financial statement misstatements, such as assessing both the carryover and reversing effects of prior year misstatements on the current year financial statements. SAB 108 is effective as of the end of the 2006 year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 had no impact on our consolidated financial statements.

Also in September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In February 2007, FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities was released. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS 159 will be effective for us beginning January 1, 2008. We are currently evaluating the potential effect of SFAS 159 on our financial statements.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, which is the potential loss arising from adverse changes in market prices and rates.  During 2006, we invested excess cash in marketable securities that are subject to interest rate risk, which is not considered to be material to us.  Based on our net loss of $40.7 million for the year ended December 31, 2006, a 1 precent change in average interest rates on our marketable securities would have increased or decreased our net loss by $0.2 million. In the past, we have not entered into derivative financial instruments for trading or speculative purposes.  As required under the terms of our February 2007 Credit Agreement with JPMorgan, we entered into an interest rate swap which takes effect March 31, 2007.  The purpose of the swap is to hedge against cash flows resulting from variable interest rates applied to up to 50 percent of the amount owing under the agreement.

Item 8.            Financial Statements and Supplementary Data

The financial statements are filed pursuant to Item 15(a)1.

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.         Controls and Procedures

(a)   Disclosure Controls and Procedures

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as of December 31, 2006.  Based on this evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K due to the material weakness described below (Item 9A.(b)).

(b)   Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2006, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of management’s assessment, management identified the following material weakness in internal control over financial reporting as of December 31, 2006:

Revenue recognition systems and processes. Information systems associated with accounting for revenue were inadequate to appropriately identify specific customer transactions and facilitate the recognition of revenue in accordance with Generally Accepted Accounting Principles. Accordingly, data from the information systems related to revenue had to be adjusted using spreadsheet-based analyses. The internal controls surrounding these manual processes did not operate effectively. Specifically, the company did not have effective review and monitoring controls in place to identify errors in the manual processes. As a result, material misstatements were identified in the company’s revenue for each quarter during the year ended December 31, 2006 and accordingly the Company has restated its unaudited financial information for the three months ended March 31, 2006, the three and six months ended June 30, 2006, and the three and nine months ended September 30, 2006 within this Annual Report on Form 10-K. Additionally, material misstatements were identified in the Company’s revenue for the quarter and year ended December 31, 2006, which were corrected prior to the issuance of the consolidated financial statements.

Because of the material weakness described above, management concluded that our internal control over financial reporting was not effective as of December 31, 2006.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an audit report on management’s assessment of our internal control over financial reporting.  Their report is included in Item 9A(d).

(c)   Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-13(f) and 15d-15(f) of the Exchange Act) that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Plan for Remediation

While we have not remediated the material weakness relating to revenue recognition systems, during the year ended December 31, 2006, the Company is in the process of taking corrective action to remediate the material weaknesses through the implementation of an integrated SAP enterprise resource planning and customer relationship management technology solution, which includes order entry, revenue recognition and all related financial modules. In March 2007, the Company went “live” with the ERP modules which included the entire order to cash process, revenue recognition and all financial modules.

(d)   Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Investools Inc.

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Item 9A.(b)), that Investools Inc. (“the Company”) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination or control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: As of December 31, 2006, the Company’s information systems associated with accounting for revenue were inadequate to appropriately identify specific customer transactions and facilitate the recognition of revenue in accordance with Generally Accepted Accounting Principles. Accordingly, data from the Company’s information systems related to revenue had to be adjusted using spreadsheet-based analyses. The internal controls surrounding these manual processes did not operate effectively.  Specifically, the Company did not have effective review and monitoring controls in place to identify errors in the manual processes. As a result, material misstatements were identified in the company’s revenue for each quarter during the year ended December 31, 2006, and accordingly the Company has restated its unaudited financial information for the three months ended March 31, 2006, the three and six months ended June 30, 2006, and the three and nine months ended September 30, 2006 within this Form 10-K. Additionally, material misstatements were identified in the Company’s revenue for the quarter and year ended December 31, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets as of December 31, 2006 and 2005, and the related Consolidated Statements of Operations, Changes in Stockholders’ (Deficit)/Equity and Comprehensive Loss, and Cash Flows for each of the years in the three-year period ended December 31, 2006. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 16, 2007, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

KPMG LLP
Salt Lake City, Utah
March 16, 2007

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

Part IV

Item 15. Exhibits and Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

1.                                      Consolidated Financial Statements

Except for Schedule II – Valuation and Qualifying Accounts and Reserves, all other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

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

2.3

Agreement and Plan of Merger, dated September 18, 2006, among Investools Inc., thinkorswim Group, Inc. and Atomic Acquisition Corp. (Incorporated by reference from Investools’ Current Report on Form 8-K filed on September 20, 2006.)

3.1	Amended and Restated Certificate of Incorporation of Investools Inc. (Included as Annex V to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
3.2	By-laws of Investools Inc. (Included as Annex VI to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
3.3*	Certificate of Amendment of the Certificate of Incorporation of Investools Inc.
10.1	Amended Stock Option Plan of Telescan. (Incorporated by reference from Telescan’s Post-Effective Amendment No. 1 to Form S-8 filed February 2, 1994.)
10.2	Amended and Restated 1995 Stock Option Plan of Telescan. (Incorporated by reference from Telescan’s Registration Statement on Form S-8 filed November 21, 2000.)
10.3	2000 Stock Option Plan of Telescan. (Incorporated by reference from Telescan’s Registration Statement on Form S-8 filed November 21, 2000.)
10.4	Amended 1999 Stock Option Plan of ZiaSun. (Incorporated by reference from ZiaSun’s Post-Effective Amendment No. 1 to Form S-8 filed June 14, 2000.)
10.5

Executive Employment Agreement dated January 26, 2005, by and between Investools and Timothy Knight. (Incorporated by reference from Investools’ Current Report on Form 8-K filed on February 1, 2005.)(1)

10.6	Executive Employment Agreement, dated as of January 17, 2005, between Investools and Ida Kane. (Incorporated by reference from Investools’ Current Report on Form 8-K filed on January 19, 2005.)(1)
10.7

Employment Agreement, dated December 9, 2003 and effective as of March 4, 2004, between Investools and Lee Barba. (Incorporated by reference from Investools’ Current Report on Form 8-K filed on December 13, 2004.)(1)

10.8	Executive Employment Agreement, dated December 8, 2005 between Investools and Ainslie J. Simmonds (Incorporated by reference from Investools’ Current Report on Form 8-K filed on December 14, 2005)(1)
10.9	Transition Agreement dated May 2, 2005, by and between Investools and CNBC, Inc. (Incorporated by reference from Investools’ Current Report on Form 8-K filed May 4, 2005.)
10.10	Amendment to Executive Employment Agreement, dated March 3, 2006, between Investools and Timothy Knight. (Incorporated by reference from Investools’ Annual Report on Form 10-K filed March 7, 2006.)
21.1*	Subsidiaries of Investools.
23.1*	Consent of KPMG LLP.
31.1*	Section 302 Certification of Chief Executive Officer
31.2*	Section 302 Certification of Chief Financial Officer
32.1*	Section 906 Certification of Chief Executive Officer
32.2*	Section 906 Certification of Chief Financial Officer

* Indicates documents filed herewith.

(1) Management contracts or compensation plans or arrangements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Draper, State of Utah, on March 16, 2007.

Investools Inc.

By:	/s/ LEE K. BARBA
Lee K. Barba, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated

Signature	Title	Date

PRINCIPAL EXECUTIVE OFFICER:

/s/ LEE K. BARBA	Chief Executive Officer and Chairman of the Board	March 16, 2007
Lee K. Barba

PRINCIPAL FINANCIAL / ACCOUNTING OFFICER:

/s/ IDA K. KANE	Chief Financial Officer	March 16, 2007
Ida K. Kane

DIRECTORS:

/s/ MICHAEL H. GOLDSMITH	Director	March 16, 2007
Michael H. Goldsmith

/s/ F. WARREN MCFARLAN	Director	March 16, 2007
F. Warren McFarlan

/s/ LISA POLSKY	Director	March 16, 2007
Lisa Polsky

/s/ SCOTT D. SHERIDAN	Director	March 16, 2007
Scott D. Sheridan

/s/ TOM SOSNOFF	Director	March 16, 2007
Tom Sosnoff

/s/ DOUGLAS T. TANSILL	Director	March 16, 2007
Douglas T. Tansill

/s/ HANS VON MEISS	Director	March 16, 2007
Hans von Meiss

Report Of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Investools Inc.:

We have audited the accompanying consolidated balance sheets of Investools Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive loss and cash flows for each of the years in the three-year period ended December 31, 2006.  In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investools Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Investools Inc. internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of and an adverse opinion on the effective operation of internal control over financial reporting.

KPMG LLP
Salt Lake City, Utah
March 16, 2007

INVESTOOLS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$52,923	$11,466
Marketable securities	22,141	16,871
Accounts receivable, net of allowances of $74 and $55, respectively	5,885	3,353
Current portion of restricted cash	—	4,722
Other current assets	10,056	3,133
Total current assets	91,005	39,545

Long-term restricted cash	377	366
Goodwill	18,085	18,085
Intangible assets, net of accumulated amortization of $4,154 and $1,891, respectively	2,936	5,199
Software development cost, net of accumulated depreciation of $274 and $0, respectively	12,584	5,065
Furniture and equipment, net of accumulated depreciation of $4,790 and $2,403, respectively	5,253	3,825
Other long-term assets	1,397	614

Total assets	$131,637	$72,699

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of deferred revenue	$120,919	$68,215
Accounts payable	4,388	3,210
Accrued payroll	4,870	3,522
Accrued tax liabilities	9,602	7,359
Other current liabilities	15,958	4,193
Current portion of capital lease	180	125
Total current liabilities	155,917	86,624

Long-term portion of deferred revenue	38,656	9,301
Long-term portion of capital lease obligations	500	513
Other long-term accrued liabilities	215	—
Total liabilities	195,288	96,438

Stockholders’ deficit:
Preferred stock, $0.01 par value; 1,000 shares authorized; no shares issued and outstanding December 31, 2006 and 2005, respectively	—	—
Common stock, $0.01 par value; 60,000 shares authorized; 45,264 and 44,754 shares issued and outstanding at December 31, 2006 and 2005, respectively	453	447
Additional paid-in capital	128,115	131,162
Accumulated other comprehensive income (loss)	3	(116)
Deferred stock compensation	—	(3,742)
Accumulated deficit	(192,222)	(151,490)

Total stockholders’ deficit	(63,651)	(23,739)

Total liabilities and stockholders’ deficit	$131,637	$72,699

See accompanying notes to these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004

Revenue	$170,330	$138,621	$97,169

Costs and expenses:
Cost of revenue	121,270	92,161	65,659
Selling expense	52,947	37,332	24,493
General and administrative expense	32,657	24,182	17,843
Special charges	7,608	1,077	1,084
Total costs and expenses	214,482	154,752	109,079

Net loss from operations	(44,152)	(16,131)	(11,910)

Other income (expense):
Gain (loss) on sale of assets	11	(93)	(77)
Interest income (expense) and other, net	2,486	596	268
Total other income	2,497	503	191

Net loss before income taxes and cumulative change in accounting principle	(41,655)	(15,628)	(11,719)

Income tax (benefit) expense	(875)	114	8

Net loss before cumulative change in accounting principle	(40,780)	(15,742)	(11,727)

Cumulative change in accounting principle	48	—	—

Net loss	$(40,732)	$(15,742)	$(11,727)

Net loss per common share—basic and diluted	$(0.90)	$(0.35)	$(0.26)
Basic and diluted weighted average shares outstanding	45,042	44,933	45,045

See accompanying notes to these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
AND COMPREHENSIVE LOSS
(in thousands)
		Common Stock		Additional	Accumulated Other	Deferred		Total Stock-
	Comprehensive Loss	Outstanding Shares	Par Value	Paid-In Capital	Comprehensive Income (Loss)	Stock Compensation	Accumulated Deficit	holder’s Equity
Balance, December 31, 2003	$(7,303)	44,189	$442	$127,058	$(2)	$(293)	$(124,021)	$3,184
Repurchase of common stock	—	(1,054)	(11)	(2,202)	—	—	—	(2,213)
Stock issued due to option exercise	—	487	5	316	—	—	—	321
Issuance of common stock for aquisition	—	1,344	13	2,930	—	—	—	2,943
Deferred stock compensation	—	—	—	992	—	(992)	—	—
Amortization of deferred stock compensation	—	—	—	3	—	287	—	290
Net loss	(11,727)	—	—	—	—	—	(11,727)	(11,727)
Unrealized losses on marketable securities, net	(30)	—	—	—	(30)	—	—	(30)
Balance, December 31, 2004	$(11,757)	44,966	$449	$129,097	$(32)	$(998)	$(135,748)	$(7,232)
Repurchase of common stock	—	(343)	(3)	(1,391)	—	—	—	(1,394)
Stock issued due to option exercise	—	126	1	136	—	—	—	137
Issuance of restricted stock	—	5	—	16	—	(16)	—	—
Deferred stock compensation	—	—	—	3,304	—	(3,304)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	576	—	576
Net loss	(15,742)	—	—	—	—	—	(15,742)	(15,742)
Unrealized losses on marketable securities, net	(84)	—	—	—	(84)	—	—	(84)
Balance, December 31, 2005	$(15,826)	44,754	$447	$131,162	$(116)	$(3,742)	$(151,490)	$(23,739)
Reclassification of deferred stock compensation upon adoption of SFAS 123(R)	—	—	—	(3,742)	—	3,742	—	—
Repurchase of common stock	—	(160)	(2)	(1,358)	—	—	—	(1,360)
Stock issued due to option exercise	—	670	8	874	—	—	—	882
Stock compensation	—	—	—	1,179	—	—	—	1,179
Net loss	(40,732)	—	—	—	—	—	(40,732)	(40,732)
Reclassification adjustment for recognized losses included in net loss	85	—	—	—	85	—	—	85
Unrealized gain on marketable securities, net	34	—	—	—	34	—	—	34
Balance, December 31, 2006	$(40,613)	45,264	$453	$128,115	$3	$—	$(192,222)	$(63,651)

See accompanying notes to these consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(40,732)	$(15,742)	$(11,727)
Reconciling adjustments:
Depreciation and amortization	4,924	2,714	960
Deferred taxes	114	114	—
Provision for sales return reserve	1,419	1,882	1,652
Provision for lease termination	210	—	—
Provision for (recovery of) bad debt expense	19	54	3
Stock compensation expense	1,179	576	290
Provision for inventory reserve	—	123	171
(Gain) loss on sale of assets	(11)	93	77
Loss on marketable securities	85	—	—
Impairment of internally capitalized software	1,414	1,000	486
Unremitted issuance of stock for legal settlement	2,763	—	—
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable	(2,551)	(995)	(1,525)
Restricted cash	—	369	(384)
Other assets	(3,808)	(1,085)	(2,273)
Accounts payable	525	(1,894)	2,610
Deferred revenue	82,374	37,001	25,290
Accrued payroll	1,348	1,266	425
Other liabilities	5,604	(2,824)	382
Accrued tax liabilities	1,346	2,256	1,062
Net cash provided by operating activities	56,222	24,908	17,499

Cash flows from investing activities:
Purchases of marketable securities	(23,403)	(10,836)	(16,776)
Proceeds from sales of marketable securities	18,214	7,735	10,731
Proceeds from sales of equipment	11	40	—
Payments for capitalized software development costs	(8,115)	(4,498)	(111)
Purchases of furniture and equipment	(3,154)	(4,325)	(1,345)
Deferred acquisition costs	(2,398)	—	—
Cash paid in business acquisitions, net of cash received	—	(7,777)	(62)
Net cash used in investing activities	(18,845)	(19,661)	(7,563)

Cash flows from financing activities:
Payment on capital lease obligations and notes payable	(153)	(66)	(253)
Changes in restricted cash	4,711	(3,194)	(1,513)
Repurchase of stock	(1,360)	(1,394)	(2,213)
Exercise of stock options	882	137	321
Net cash provided by (used in) financing activities	4,080	(4,517)	(3,658)

Increase in cash and cash equivalents:	41,457	730	6,278
Cash and cash equivalents:
Beginning of year	11,466	10,736	4,458
End of year	$52,923	$11,466	$10,736

See accompanying notes to these consolidated financial statements.

1.                                      THE COMPANY

Investools Inc. (the “Company”) is a leader in investor education.  The Company’s mission is to educate and empower individual investors to make their own financial decisions to achieve their financial goals at any time or place, by using the Investools Method™, by correspondence or online. The Company hopes to establish the Investools Method™ as the most widely recognized, adopted and endorsed approach to educated investing.  The Company offers a full range of investor education products and services that provide lifelong learning and support to self-directed investors to help them improve their investment performance.  The Company’s products and services are built around the Investools Method™, a unique integration of a disciplined investing process, web-based tools, personalized instruction and support.  Its investor education products and services are offered in a variety of learning formats with courses ranging from beginning to advanced for all investor levels.

We maintain offices in New York, New York, Draper, Utah, Houston, Texas and Palo Alto, California.

Corporate Background

The Company was incorporated in Delaware on May 21, 2001, and began operations on December 6, 2001, as a result of a merger between ZiaSun Technologies, Inc., a Nevada corporation (“ZiaSun”), and Telescan, Inc., a Delaware corporation (“Telescan”).  Former ZiaSun and Telescan stockholders acquired an approximate 75 percent and 25 percent ownership interest in the Company, respectively.  ZiaSun and Telescan each became wholly-owned subsidiaries of the Company.  In February 2007, the Company also acquired thinkorswim Group, Inc., a Delaware corporation (“thinkorswim”).

As of December 31, 2006, the Company’s subsidiaries were:

•                  ZiaSun, which owns 100 percent of Online Investors Advantage, Inc. (“OIA”).  OIA owns 100 percent of Investools Asia Pacific Pte., Limited (“Investools Asia”) and Investools Hong Kong Ltd. (“Investools Hong Kong”).

•                  Telescan, which owns 100 percent of Entrepreneurs Online, a Texas corporation.

•                  SES Acquisition Corp., a California corporation, operates under the name 360 Group.  The Company acquired 360 Group in February 2004.  360 Group was a direct marketing agency that offered services such as custom database development and management, strategic planning, media list planning and buying, creative and production services, response management and analytic services.  The Company acquired 360 Group in order to internalize its marketing department.

•                  Prophet Financial Systems, Inc. (“Prophet”), a California corporation, was acquired by the Company in January 2005.  Prophet is a web-based content and services provider that enables active investors to use technical analysis to trade more profitably.  Prophet’s website, http://www.prophet.net, is the premier web provider of advanced charting technology.

Merger Agreement with thinkorswim Group, Inc.

On September 18, 2006, the Company and thinkorswim Group, Inc. (“thinkorswim”) entered into an Agreement and Plan of Merger with thinkorswim Group, Inc. (“thinkorswim”), a Delaware corporation, pursuant to which Investools would acquire thinkorswim.  On February 15, 2007, the Company’s wholly-owned subsidiary, Atomic Acquisition Corp., merged with and into thinkorswim.  thinkorswim shareholders received approximately 50 percent of the merger consideration in cash and approximately 50 percent of the merger consideration in shares of the Company’s common stock, representing approximately $170 million in cash and 19.1 million shares of stock valued at $8.75 per share.  In connection with the acquisition of thinkorswim, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. provided the Company a senior secured term loan of $125 million to fund a portion of the cash consideration and, separately, also provided the Company with a committed senior secured revolving credit facility of $25 million (see also Note 16).  Immediately following the transaction, thinkorswim shareholders held approximately 30 percent of the ownership of the Company, and thinkorswim received two seats on the Company’s expanded, eight-member board of directors.  Certain thinkorswim employees will be eligible for a $20 million retention bonus pool which will be paid annually over a three-year period.  In addition, certain thinkorswim employees and third-party contractors received options to purchase 2.3 million shares of the Company’s common stock.  The options will vest over four years, with half of the options having an exercise price of $15.69 per share, equal to the closing market price on February 15, 2007, and the other other half of the options will have an exercise price of $23.535 per share, or 150 percent of the market price at closing.

On December 13, 2006, the Company filed a proxy statement with the SEC in anticipation of holding a Special Meeting of shareholders on January 17, 2007.  During the meeting, the Company obtained the necessary shareholder approval to issue the 19.1 million shares to thinkorswim shareholders.  The Company and thinkorswim also entered into a marketing agreement relating to the placement of thinkorswim’s logo in the Company’s Investor Toolbox™ website, preferred thinkorswim brokerage rates for the Company’s students, and interface development for Company students to access thinkorswim’s online brokerage platform.  Under the terms of the agreement, thinkorswim will pay the Company a monthly fee of $0.2 million through the end of 2007.  During 2006, the Company recognized $0.6 million in revenue associated with the marketing agreement with thinkorswim.

Concentration Risk

During the years ended December 31, 2006, 2005, and 2004, we accessed approximately 56 percent, 69 percent, and 90 percent, respectively, of our sales transaction volume through co-marketing (Success Magazine and NET Marketing Alliance) and, prior to June 2005, co-branding (CNBC and BusinessWeek) relationships. We are constantly pursuing new student acquisition channels.

The Company pays commissions to its co-marketing and co-branding partners for sales that are generated through the various partners’ channels.  The rates at which partners are paid commissions vary depending on the partner, the products sold to the customer, and the sales channel through which the sale is made.  Commissions are expensed as incurred at the time of sale.

2.                                      SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

Use of Estimates

Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and the reported amounts of sales return reserve, revenues and expenses.  Management believes the most significant estimates and assumptions are associated with the valuation of intangibles, goodwill, taxes, deferred revenue, and the reserve for sales returns.  If the underlying estimates and assumptions upon which the financial statements are based change in future periods, actual amounts may differ from those included in the accompanying consolidated financial statements.

Financial Instruments

The carrying value of the Company’s financial instruments approximate fair value.  Financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable and other accrued liabilities.

Cash Equivalents

The Company considers all investments with an original maturity to the Company of three months or less to be cash equivalents.  These investments primarily consist of money-market accounts. At December 31, 2006 and 2005, cash equivalents were $46.8 million and $9.6 million, respectively.

The amounts included in the consolidated financial statements approximate fair value at the balance sheet date.  The Company maintains deposits in banks, which may exceed the amount of federal deposit insurance available.  Management believes the potential risk of loss on these accounts to be minimal.

Marketable Securities

The Company invests excess cash in marketable securities, primarily government backed securities with maturities ranging from one to 36 months. At December 31, 2006, the fair market value of these securities was $22.1 million. The Company has classified these marketable securities as available for sale under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the securities are recorded at fair value and any unrealized gains or losses are included in accumulated other comprehensive income (loss) within stockholders’ deficit. Gains are recognized when realized and are recorded in the Consolidated Statements of Operations in other income. Losses are recognized as realized or when management has determined an other-than-temporary decline in fair value has occurred.

Accounts Receivable

Receivables from customers for other services are reserved when collection becomes doubtful.

Allowance for Sales Returns

Provisions for sales return reserves primarily relate to products and service arrangements and are recorded as a reduction to revenue and deferred revenue.  These provisions are made based on historical experience and changes in customer preferences.  At December 31, 2006 and 2005, allowance for sales returns of $2.0 million and $1.5 million, respectively, are included as part of other current liabilities in the accompanying Consolidated Balance Sheets.

Inventories

Inventories are stated at the lower of cost or market value (using the first-in, first-out method).  The Company’s inventories consist of manuals and DVDs that comprise the Company’s educational products.  At December 31, 2006 and 2005, $0.1 million and $0.9 million, respectively, in net inventories were included as part of other current assets in the accompanying Consolidated Balance Sheets.

Restricted Cash

The Company uses merchant account vendors to process credit card transactions.  Under the terms of these agreements, the merchant account vendor has the right to withhold credit card funds to cover charge backs in the event the Company is unable to honor its commitments.  Such funds can be held for up to a year after the Company has terminated its relationship with the merchant account vendor.  At December 31, 2006 and 2005 the Company had $0.4 million and $5.1 million, respectively, of funds due from merchant account vendors.

Capitalized Software Development Costs

For internal use software the Company complies with The American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, Accounting For Cost of Computer Software Developed or Obtained for Internal Use, and EITF No. 00-2, Accounting for Website Development Costs. In accordance with SOP 98-1, software development costs incurred as part of an approved project plan that result in additional functionality to internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software. During the years ended December 31, 2006 and 2005, the Company capitalized $9.2 million and $5.7 million, respectively, of software development costs related to internal use software for both the development of the Investor Toolbox website, and the implementation of the Company’s integrated enterprise resource planning and customer relationship management software solution.

Amortization of software developed for internal use begins when the internal use software is ready for its intended use, and is calculated on a straight-line basis over the estimated use of the product.  The new Investor Toolbox application was placed in service during 2006, and amortization expense was approximately $0.3 million.

Furniture and Equipment

Furniture and equipment is stated at cost less accumulated depreciation.  Depreciation is calculated on a straight-line method over the estimated useful lives of the assets, which range from two to five years.  Depreciation expense was approximately $2.4 million, $1.3 million, and $0.6 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The following is a detail of our furniture and equipment (in thousands):

	2006	2005
Furniture and equipment:
Computer and office equipment	$8,179	$4,508
Furniture	1,325	1,273
Leasehold improvements	539	447
Total furniture and equipment	10,043	6,228
Less: accumulated depreciation and amortization	(4,790)	(2,403)
Furniture and equipment, net	$5,253	$3,825

Goodwill and Other Indefinite Lived Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or, more frequently upon the occurance of a triggering event. The Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step the fair value for the reporting unit is compared to its book value including goodwill. In the event that the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting units (currently we have a single reporting unit). If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment. The Company performed its impairment assessment on goodwill, in accordance with the methods prescribed above. The Company concluded that no impairment existed as of December 31, 2006.

Indefinite lived intangible assets are tested for impairment annually, or, more frequently upon the occurance of a triggering event. The Company evaluates the recoverability of indefinite lived intangible assets by comparing the indefinite lived intangible assets book value to its estimated fair value. The fair value for indefinite lived intangible assets is determined by performing a cash flow analysis. If the fair value of the indefinite lived intangible assets is less than book value, the difference is recognized as an impairment.

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

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, and EITF No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Revenue is not recognized until it is realized or realizable and earned. The criteria to meet this guideline are: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured.

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

Product	Recognition policy
Workshop/workshop certificate	Deferred and recognized as the workshop is provided or certificate expires
Home study	Recognized upon delivery of home study materials to customer
Online courses	Deferred and recognized over the estimated subscription period
Coaching services	Deferred and recognized as services are delivered, or on a straight-line basis over the subscription period
Website subscription and renewals	Deferred and recognized on a straight-line basis over the subscription period
Data licenses	Recognized monthly based on data usage

During the fourth quarter of 2005 and throughout 2006, the Company introduced certain online courses. The terms and conditions of those online courses provide customers with access to and the ability to take these courses on an unlimited basis as long as they have an active website subscription. As the Company currently does not have sufficient historical usage data related to how these online courses are utilized, revenue is being recognized over the estimated expected customer life. However, as historical usage patterns become evident, the Company will recognize revenue consistent with the actual usage patterns.

Deferred Revenue

Deferred revenue arises from subscriptions to the websites, workshops, online courses and coaching services because the payments are received before the service has been rendered. Deferred revenue is recognized into revenue over the period that the services are performed or the time that the contract period expires, as shown in the above table.

Stock–Based Compensation

Beginning in 2003, the Company adopted the fair value expense recognition method available under SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) in accounting for options granted after 2002. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), Share-Based Payment (“SFAS 123(R)”) utilizing the modified prospective approach.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to unvested awards that were outstanding on January 1, 2006 that are subsequently exercised, modified, repurchased, or cancelled. In addition, compensation cost recognized during 2006 includes compensation cost, net of estimated forfeitures, for all options granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all options granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The total cost related to the Company’s share-based compensation plans, recorded pursuant to the methods then in effect, was $1.2 million, $0.6 million, and $0.3 million for the years ended December 31, 2006, 2005, and 2004, respectively. In accordance with the modified prospective approach, prior years were not restated to reflect the impact of adopting the new standard.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair market value of the underlying stock on the exercise date, over the exercise price of the options. Prior to the adoption of SFAS 123(R), the Company reported all tax benefits resulting from the exercise of stock options as cash flows from operating activities in its Consolidated Statements of Cash Flows. In accordance with SFAS 123(R), beginning January 1, 2006, the Company records in its Consolidated Statements of Cash Flows the tax benefits from the exercise of stock options as cash flows from financing activities. Net cash proceeds from the exercise of stock options were $0.9 million, $0.1 million, and $0.3 million for the years ended December 31, 2006, 2005, and 2004, respectively. The 2006 tax benefit potentially realizable from stock option exercises was $0.8 million and none in 2005 and 2004. However, the Company was not able to recognize this tax benefit due to its existing, fully-reserved net operating loss carryforward. Therefore, until the tax deduction reduces taxes payable, the realization of this tax benefit is not recognized, and cash flows from financing activities presented in the accompanying statement of cash flows do not include the tax effect of the option exercises.

Beginning in 2006, SFAS 123(R) requires the Company to recognize compensation expense related to options based on the estimated number of options that will ultimately vest. Accordingly, the Company is required to estimate what the forfeitures will be. The estimate of such forfeitures serves to reduce the compensation expense that would otherwise be recorded. Prior to 2006, the Company did not estimate such expense reductions, and accounted for forfeitures by reducing the recognized expense as they occurred. Changing this principle of accounting is required by the adoption of SFAS 123(R), and as a result the Company estimated the cumulative amount of potential pre-vesting forfeitures relating to unvested options as of January 1, 2006. The reduction in compensation expense that would have been recognized during prior periods resulting from this change in accounting principle was approximately $48,000, and was recognized effective January 1, 2006. The reduction in deferred tax assets associated with decreasing the estimated future tax deduction, which resulted from decreasing the related estimated option exercises, was offset by an equal reduction in the valuation allowance. Accordingly, there was no net tax effect recognized.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s loss before taxes and its net loss for the year ended December 31, 2006 were both approximately $8,000 lower than if the Company had continued to account for options under the combination of APB Opinion No. 25 and SFAS 123 for its stock option plans. There was no change to basic and diluted loss per share. There were no remaining unrecognized costs that would, during 2006 and later, be included in compensation expense related to pre-2003 grants, and which were previously accounted for under APB Opinion No. 25. In addition, as mentioned in the preceding paragraph, SFAS 123(R) requires the Company to begin estimating forfeitures of options which have yet to fully vest. The effect on expenses of estimating forfeitures relating to the cost of unvested options results in lower compensation costs recognized than if SFAS 123(R) had not been adopted.

The Company was also required to calculate the additional paid-in capital (“APIC”) pool of excess tax benefits available to absorb tax deficiencies, if any, subsequent to the adoption of SFAS 123(R). Upon adoption of SFAS 123(R) on January 1, 2006, the Company elected to use the permitted “short-cut” method in determining this APIC pool. Based on applying the short-cut method, it was determined that the Company had no APIC pool of tax benefits against which to absorb future tax deficiencies. Because of the Company’s existing net operating loss carryover as mentioned above, there was no effect on the accompanying statement of cash flows as a result of changing the accounting principle by electing to use the short-cut method.

Another result of adopting SFAS 123(R) is that all unrecognized share-based compensation costs previously included as deferred stock compensation separately presented on the balance sheet has now been reclassified and resulted in a reduction in additional paid-in capital of $3.7 million.

Prior to 2003, the Company accounted for stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (the intrinsic value method), and accordingly recognized no compensation expense for stock option grants because the options’ exercise price equaled the fair market value of the Company’s stock price on the measurement date.  As mentioned above, the Company then adopted SFAS 123 on January 1, 2003.  The following table illustrates the effect on operating results and per share information had the Company accounted for share-based compensation, including that related to pre-2003 option grants, in accordance with SFAS 123 for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2004
Net loss as reported	$(15,742)	$(11,727)
Add: Option-based employee compensation reported in net loss, net of taxes	576	290
Deduct: Pro forma option-based compensation under the fair value method, net of taxes	(732)	(446)

Pro forma net loss	$(15,898)	$(11,883)

Basic and diluted net loss per share — as reported	$(0.35)	$(0.26)
Basic and diluted net loss per share — pro forma	$(0.35)	$(0.26)

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted average assumptions for the periods indicated:

	2006	2005	2004
Risk free interest rate factors	5.1%	4.3%	4.02% to 4.53%
Volatility factors	56%	87%	55% to 118%
Expected lives	6.3 years	7 years	7 years
Assumed dividend yield	—	—	—
Weighted average fair value of options granted	$5.33	$3.59	$1.95

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

Advertising Costs

The Company expenses the production costs of advertising the first time the advertising takes place.  Advertising costs are included in selling expenses.  Advertising costs for the years ended December 31, 2006, 2005, and 2004 were $34.7 million, $26.5 million, and $15.8 million, respectively.  As of December 31, 2006 and 2005, the Company had $3.0 million and $0.7 million, respectively, in prepaid advertising costs included in other current assets.

Loss Per Share

Basic net loss per share is computed by dividing the net loss (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the periods.  Diluted net loss per share gives effect to common share equivalents considered to be potential common shares, if dilutive, computed using the treasury stock method.  At December 31, 2006, 2005 and 2004, there were approximately 3.5 million, 4.1 million, and 3.3 million shares, respectively, of common stock potentially issuable with respect to stock options, which were excluded from the net loss per share calculation because the shares would be anti-dilutive.

Comprehensive Income

Comprehensive income includes changes to equity accounts that were not the result of transactions with stockholders.  Comprehensive income is comprised of net income and other comprehensive income and loss items.  The Company’s comprehensive income item consists of changes in the fair value of the Company’s marketable securities.

Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. FIN 48 is effective with the Company’s fiscal year beginning January 1, 2007. The Company expects that the financial impact, if any, of applying the provisions of FIN 48 to all tax positions will not be material upon the initial adoption of FIN 48.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (“EITF 06-03”). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 become effective as of January 1, 2007. The Company currently accounts for sales taxes collected and remitted under the net basis, therefore the adoption of EITF 06-03 is not anticipated to have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC released SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, (“SAB 108”), which provides the SEC staff’s views regarding the process of quantifying financial statement misstatements, such as assessing both the carryover and reversing effects of prior year misstatements on the current year financial statements. SAB 108 is effective as of the end of the 2006 year, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The adoption of SAB 108 had no impact on the Company’s consolidated financial statements.

Also in September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Company is currently evaluating the impact of SFAS 157 on its consolidated financial statements.

In February 2007, FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities was released. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for the Company beginning January 1, 2008. The Company currently is evaluating the potential effect of SFAS 159 on its financial statements.

Reclassifications

Certain prior years’ balances have been reclassified to conform to the current year’s presentation. In the Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004, $4.5 million and $0.1 million, respectively, related to payments for capitalized software development costs have been reclassified from purchases of furniture and equipment to conform to the current period’s presentation.  Likewise, in the 2005 Consolidated Balance Sheet, $4.6 million of capitalized software development costs have been reflected separately from furniture and equipment to conform to the current period’s presentation.

3.                                      MARKETABLE SECURITIES

During 2003, the Company started investing excess cash in short-term marketable securities consisting of primarily government-backed securities with maturities ranging from one month to three years.  The Company determines realized gains and losses on a specific identification basis.  The realized gains and losses are included in interest income and other, net, in the accompanying Consolidated Statements of Operations.  During 2006 the Company recognized $0.1 million in other-than temporary impairments which was reclassified out of accumulated other comprehensive income into interest income and other, net.

The following table summarizes unrealized gains and losses on the Company’s investments in marketable securities that have been in an unrealized loss position for less than twelve months based on quoted market prices as of December 31, 2006 and 2005:

	As of December 31, 2006				As of December 31, 2005
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Government backed securities	$16,713	(7)	2	$16,708	$10,843	(32)	—	$10,811
Total	$16,713	(7)	2	$16,708	$10,843	(32)	—	$10,811

The following table summarizes unrealized gains and losses on the Company’s investments in marketable securities that have been in an unrealized loss position for greater than twelve months based on quoted market prices as of December 31, 2006 and 2005:

	As of December 31, 2006				As of December 31, 2005
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Government backed securities	$5,425	(1)	9	$5,433	$6,144	(84)	—	$6,060
Total	$5,425	(1)	9	$5,433	$6,144	(84)	—	$6,060

The following table summarizes contractual maturities of the Company’s investments in marketable securities as of December 31, 2006:

	Amortized Cost	Estimated Fair Value
	(in thousands)
Due within one year	$11,842	$11,851
Due after one year through three years	10,296	10,290

4.                                      ACQUISITIONS

Prophet Financial Systems

In January 2005, the Company acquired Prophet Financial Systems (“Prophet”), a California corporation located in Palo Alto, for $7.9 million in cash.  Prophet creates web-based products that enable active investors to use technical analysis to trade more profitably.  The Company acquired Prophet to add more functionality to its Investor ToolboxTM website as well as to attract and retain new and existing customers.  At closing, the sellers received a cash payment of $7.9 million. In addition, the Company incurred $0.6 million of costs related to the acquisition. During the three months ended June 30, 2005, the Company recorded a receivable amount of $0.1 million from the shareholders of Prophet based on a net working capital adjustment provided for in the merger agreement for a total adjusted purchase price of $8.4 million. The $0.1 million working capital adjustment was recorded as a reduction in goodwill as this represented an adjustment to the purchase price.  The working capital adjustment receivable was paid to the Company during the three months ended September 30, 2005. In connection with the transaction, Timothy Knight, Prophet’s chief executive officer, president and founder, entered into a two-year employment agreement with the Company as Vice President of Technology.

The following table summarizes the allocation of the purchase price for Prophet and the estimated amortization period for the acquired intangibles and includes the receivable for the working capital adjustment discussed above (in thousands):

Current assets	$1,092
Furniture and equipment	201
Acquired intangibles:
Developed technology (5 years)	3,220
Trademarks and tradename (indefinite)	820
Non-competition agreements (3 years)	390
Goodwill	3,770
Assets acquired	9,493
Liabilities assumed	1,100
Net Assets Acquired	$8,393

The 360 Group

In February 2004, the Company acquired SES Acquisition Corp., a privately held California corporation operating under the assumed name 360 Group (“360 Group”).  360 Group was a direct marketing company that provided services such as custom database development and management, strategic planning, media and list planning and buying, creative and production services, response management, and analytic services.  The Company acquired 360 Group to internalize its marketing department  and no longer provides services to third parties.  At closing, the sellers received a cash payment of $875,000 and 830,000 shares of the Company’s common stock valued at $1,875,000.  In addition, the Company incurred $669,000 of costs related to the acquisition, of which $226,000 were paid with 100,000 shares of the Company’s common stock.  During the three months ended June 30, 2004, the sellers received an additional cash payment of $213,000 based on a net working capital adjustment provided for in the merger agreement recorded as additional purchase price resulting in an increase to goodwill.  Pursuant to the merger agreement, in October 2004, the sellers received an additional cash payment of $438,000 and 415,000 shares of common stock valued at $842,000 based on 360 Group achieving revenue targets during the three months ended September 30, 2004.  The consideration paid in October  2004 was recorded as additional purchase price.

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

5.                                      INTANGIBLE ASSETS

Acquired intangible assets with finite lives as of December 31, 2006 and 2005 were as follows:

	As of December 31, 2006			As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
	(in thousands)			(in thousands)
Existing technology and other	$5,380	$(3,403)	3.1 years	$5,380	(1,407)	3.2 years
Non competition	890	(751)	1.1 years	890	(484)	1.6 years
Total acquired intangibles	$6,270	$(4,154)	3.0 years	$6,270	(1,891)	3.0 years

During the fourth quarter of 2005, the estimated useful life of the developed technology intangible asset acquired in the 360 acquisition was reduced from 16 years to one year as plans to implement a new enterprise resource planning and client relationship management (“ERP/CRM”) system were made for fiscal year 2007. The San Rafael existing technology is expected to be used until the new ERP/CRM system is successfully implemented. As a result of this change in estimated useful life, amortization expense increased $0.1 million for the year ended December 31, 2005 more than it would have had the estimated useful life remained unchanged. Additionally, prior to the change in the estimated useful life of the developed technology, the Company performed an impairment analysis on this asset and concluded that no impairment existed.

Amortization expense was $2.3 million, $1.4 million, and $0.3 million for the years ended December 31, 2006, 2005, and 2004, respectively.

Estimated future amortization expense is as follows:

2007	$774
2008	653
2009	644
Thereafter	45
Total estimated amortization expense	$2,116

Non-Amortizable Acquired Intangibles

As a result of the Prophet acquisition in January 2005, trademarks and tradenames which are not amortized and have indefinite lives as of December 31, 2006 were $820,000.

6.                                      INCOME TAXES

The provision for income tax expense (benefit) consists of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Current:
Federal	$(936)	$—	$—
State	(53)	—	8
Deferred:
Federal	99	99	—
State	15	15	—
Total income tax expense (benefit)	$(875)	$114	$8

The following table reconciles the differences between the statutory federal income tax rate at 34 percent and the effective tax rate for continuing operations (in thousands):

	Years Ended December 31,
	2006	2005	2004
Tax at federal statutory rate	$(14,145)	$(5,314)	$(3,984)
State income taxes, net of federal income tax benefit	(25)	10	5
Expenses not deductible for tax purposes	175	69	162
Utilization of net operating loss	(936)	—	—
Change in valuation allowance	14,056	5,430	3,906
Other	—	(81)	(81)
Total income tax expense (benefit)	$(875)	$114	$8

The tax effects of temporary differences that give rise to significant portions of the federal and state deferred tax assets are comprised of the following (in thousands):

	Years Ended December 31,
	2006	2005

Deferred tax assets:
Accrued liabilities	$862	$575
Deferred revenue	3,649	3,284
Reserves and allowances	3,072	2,588
Book/tax depreciation	777	369
Net operating loss carry forward	25,508	12,139
Other	346	81
Gross deferred tax assets	34,214	19,036
Valuation allowance	(32,809)	(17,697)

Net deferred tax assets	$1,405	$1,339

Deferred tax liabilities:
Prepaid assets	$1,405	$759
Section 197 Intangibles	228	694
Gross deferred tax liabilities	$1,633	$1,453

Net deferred tax liability	$(228)	$(114)

At December 31, 2006, the Company had approximately $62.3 million of net operating loss carry forwards available. These carry forwards, which may provide future tax benefits, begin to expire in 2007 through 2026.

In assessing the realizability of deferred tax assets at December 31, 2006, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on available information, management does not believe it is more likely than not that its deferred tax assets will be utilized.  Accordingly, the Company has established a valuation allowance equal to the net deferred tax assets plus an amount for deferred tax liabilities which relate to goodwill and indefinite lived intangibles that cannot be considered future sources of taxable income.

The valuation allowance increased by $15.2 million, $6.3 million, and $3.8 million during 2006, 2005 and 2004, respectively.  Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of

December 31, 2006, will be allocated as follows:

Income tax benefit that would be reported in the consolidated statement of operations	$29,655
Goodwill and other non-current intangible assets	3,094
Additional paid-in capital	60
Total	$32,809

7.                                      STATEMENT OF CASH FLOWS

The supplemental cash flow information for December 31, 2006, 2005 and 2004, is as follows:

	2006	2005	2004
	(in thousands)

Cash paid (received) during the year for:
Interest	$74	$32	$8
Income taxes	$(989)	$—	$3
Non-cash investing and financing activities:
Common stock issued for acquisitions	$—	$—	$2,943
Deferred stock compensation resulting from option grants	$—	$3,320	$992
Software development, deferred acquisition costs, and equipment financed through accounts payable	$1,972	$—	$—
Licensing contracts financed with vendors	$350	$—	$—
Unrealized (gain) loss on marketable securities	$34	$(84)	$(30)
Capital lease obligations	$195	$704	$—
Write off of accounts receivable	$—	$6	$193

8.                                      COMMITMENTS AND CONTINGENCIES

Commitments

Leases

Equipment and facilities are leased under various non-cancelable operating leases expiring at various dates through the year 2010.  Rent expense was $2.2 million for 2006, $1.7 million for 2005, and $1.1 million for 2004.  Sub-lease income was $0.1 million for each of 2006, 2005 and 2004. In November 2006, the Company renewed its operating lease on its facilities in Palo Alto, California, and decided to extend its operating lease on its Houston office space until August 2007.  The Company has a first right of refusal renewal option on its Draper facility, and has three-month auto renewal rights on its New York offices.  Included in certain of the Company facility leases are rent escalation and rent holidays.  The Company recognizes lease expense based upon the straight line basis of its minimum payments.  Leasehold improvements are depreciated over the shorter of the life of the improvement or the lease term.

During 2006, the Company added additional items to its existing capitalized lease of telecommunications equipment.  At December 31, 2006, the acquisition cost and accumulated amortization of assets under capital lease were $0.9 million and $0.3 million, respectively, and are included in computer and office equipment.  Amortization charge applicable to capitalized assets is included in depreciation expense.

At December 31, 2006, future minimum lease payments under non-cancelable operating leases, related subleases, and capital leases were as follows:

	Capital leases	Operating leases	Sub-lease income	Net operating leases
For the fiscal years:

2007	$228	$1,230	$(119)	$1,111
2008	228	789	(40)	749
2009	229	741	—	741
2010	95	393	—	393
2011	—	—	—	—
Thereafter	—	—	—	—
Total Lease Payments	780	$3,153	$(159)	$2,994

Less: Amount representing interest (8.0%)	100

Present value of lease payments	680

Less: Current portion	180

Long-term portion	$500

In March 2007, the Company signed a lease for 11,500 square feet of additional space at its Draper, Utah facility, and will begin paying rent under this new lease of $14,854 per month on June 1, 2007. At the same time the Company will vacate 2,325 square feet currently being leased at the same location at a cost of $2,816 per month.

Contingencies

Litigation

From time to time the Company is involved in certain legal actions arising in the ordinary course of business, including administrative inquiries and proceedings with government regulators. The Company believes that such litigation and proceedings will be resolved without a material adverse effect to the Company’s liquidity, financial position or results of operations.

The Company establishes liabilities when a particular contingency is probable and estimable. For the following contingencies, the Company accrued amounts considered probable and estimable.

During 2006, the Company settled outstanding legal actions with the Australian Securities and Investment Commission; Ross Jardine and True North Academy L.L.C.; Ablaise Ltd.; and the sellers of SES Acquisition Corp.  Accordingly, the settlement amounts have been included in special charges, net of insurance proceeds. As consideration for one of the settlements, the Company issued 206,156 shares of common stock.  Additionally, in January 2007 the Company’s insurance carrier reimbursed the Company $1.0 million for one of the legal settlements.  The reimbursement has been recorded in the accompanying consolidated balance sheet as a receivable, and has been netted against the settlement costs included in special charges.

The Company has applied for rulings from various states on the taxability of its products to determine if its sales tax policy is supported by the various state taxing jurisdictions.  During 2006, the Company received rulings from a majority of the states to which it applied.  Based on these rulings, the Company reversed $0.8 million of accrued sales tax payable, which is included in selling expenses.

The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company’s liquidity, financial position or results of operations.

9.                                      SPECIAL CHARGES

Special charges consisted of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004
Severance costs	$746	$77	$597
Litigation settlement charges, net of insurance reimbursements of $1.0 million	5,448	—	—
Impairment of internal use software	1,414	1,000	487
Total	$7,608	$1,077	$1,084

The Company recorded severance costs associated with the involuntary termination of 18, 12, and 19 employees for the years ended December 31, 2006, 2005 and 2004, respectively.  At December 31, 2006, there was a total of $0.4 million in severance costs still owing.

During 2006, the Company concluded several litigation issues, more fully described in Note 8.  In connection with these matters, the Company recorded charges of $5.4 million. Of these settlement charges $4.4 million was recorded in the fourth quarter of 2006. Legal costs incurred in connection with these settlements have been included in general and administrative expense.

During 2006, the Company completed a review of the existing user interface features component of the ongoing Investor Toolbox development project.  As a result of feedback from Company instructors and coaches, the Company determined to abandon the component and redevelop it.  Accordingly, the Company wrote off the capitalized costs related to the existing user interface component in accordance with SOP 98-1 and SFAS 144.  These costs totaled $1.4 million.  The Company also capitalized $1.0 million and $0.5 million related to certain projects to enhance the Company’s internal use software in 2005 and 2004, respectively.  Subsequently, the Company abandoned these projects and the $1.0 million and $0.5 million amounts, respectively, were written-off.

10.                               STOCKHOLDERS’ DEFICIT

Classes of Capital Stock

The Company has two classes of capital stock: convertible preferred stock and common stock.  As of December 31, 2006, the Company was authorized to issue up to 60 million shares of common stock with a par value of $.01 per share and 1 million shares of convertible preferred stock with a par value of $.01 per share.  On January 17, 2007, stockholders voted to increase the number of common stock shares the Company was authorized to issue to 100 million.

11.                               STOCK PLANS

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

Description of Plans

Investools 2001 Stock Option Plan – This plan is the only plan out of which the Company currently can grant options. The plan was approved by stockholders in December 2001. On June 15, 2006 stockholders approved a proposal amending the plan to increase the total number of shares available for grant under this plan for issuance to officers, directors and employees from six million to eight million. In connection with its proposed merger with thinkorswim, the Company filed a proxy statement with the SEC on December 13, 2006 that contained a proposal to increase the total number of shares available for grant under this plan to 12 million, and to also make options available thereafter to consultants of the Company. The proposal was approved by stockholders in January 2007.  Incentive options have typically been granted at fair market value of the Company’s common stock at the date of grant, and generally expire ten years from the date of grant. The shares are issuable from the Company’s authorized but unissued shares, or they may be issued out of treasury stock, if any. Based on awards previously granted to employees and directors, the number of shares available for future stock option grants were 4,131,387 at December 31, 2006.

Telescan Stock Option Plans – The Company reserved 427,456 shares of its common stock for issuance under three stock option plans for the employees and former directors of Telescan, Inc., a wholly-owned subsidiary of the Company. No new options are being granted under these plans. Options granted under these plans were granted at fair market value at the date of grant and generally expire ten years from the date of grant. At December 31, 2006, there were 311,002 shares outstanding under this plan.

ZiaSun Stock Option Plan – The Company reserved 1,296,600 shares of its common stock for issuance under one stock option plan for the officers, employees and former directors of ZiaSun Technologies, Inc., a wholly-owned subsidiary of the Company. No new options are being granted under this plan. Options granted under this plan were granted at fair market value at the date of grant and generally expire ten years from the date of grant. At December 31, 2006, there were 74,400 shares outstanding under this plan.

Employee Stock Option Plan Activity

The following table represents stock option activity for the year ended December 31, 2006:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contract life
Outstanding options at January 1, 2006	4,052,193	$2.35
Granted	286,118	$9.03
Exercised	(669,522)	$1.32
Expired	—	—
Forfeited	(192,899)	$4.12

Outstanding at December 31, 2006	3,475,890	$3.00	6.4 years

Exercisable December 31, 2006	2,203,134	$1.48	5.4 years

At December 31, 2006, the aggregate intrinsic value of options outstanding was $38.2 million and the aggregate intrinsic value of exercisable options was $27.1 million. The total intrinsic value of options exercised was $5.5 million, $0.4 million, and $0.9 million for the years ended December 31, 2006, 2005, and 2004, respectively.

At December 31, 2006, there was $3.6 million of unrecognized compensation cost related to options which is expected to be recognized over a weighted-average period of 1.5 years.

During 2002, the Company’s chief executive officer was granted an option for up to 550,000 shares of common stock, the vesting of which was contingent upon an event occurring in the future that as of December 31, 2006 was not probable of taking place. In February 2007, the terms were modified by the board of directors so that the option for 550,000 shares is now fully vested.

Restricted Stock

In April 2004, the board of directors approved the Investools Inc. 2004 Restricted Stock Plan (the “Plan”), which was ratified by the Company’s stockholders in June 2004.  The purpose of the Plan is to (a) attract and retain employees of the Company and its subsidiaries, qualified individuals to serve as members of the Board, and consultants to provide services to the Company; (b) motivate participating employees, directors and consultants, by means of appropriate incentives, to achieve long-range goals; (c) provide incentive compensation opportunities that are competitive with those of other similarly situated companies; and (d) further align Plan participants’ interests with those of the Company’s other stockholders through compensation alternatives based on the Company’s stock and thereby promote the long-term financial interest of the Company and its subsidiaries, including the growth in value of the Company’s equity and enhancement of long-term stockholder return.  The Plan is administered by the Compensation Committee (the “Committee”) of the board of directors, which is comprised of at least two or more directors of the Company appointed by the board of directors.

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

Unless otherwise provided for in the Plan, awards granted under the Plan may not be sold, assigned, transferred, pledged or otherwise encumbered for a period of four years or such shorter period as the Committee may determine (the “Restricted Period”).  At its discretion, the Committee may, at any time after the date of an award, adjust the length of the Restricted Period to account for individual circumstances of a participant or group of participants.

In December 2005 and 2004, the Company issued 3,000 and 5,000 shares of restricted, forfeitable stock with a fair value of $5.40 and $3.40 per share, respectively, to members of its Advisory Board. The restrictions on the restricted stock awards granted lapse over a period of 24 months and 12 months, respectively.  The fair value of the restricted stock awards is recognized in compensation expense as the restrictions lapse and until the members’ performance obligation has been completed, in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The amount of unrecognized compensation cost as of December 31, 2006, and the amounts amortized as expense during the three-year period ended December 31, 2006 is not material to these Consolidated Financial Statements.

Stock Repurchase Program

In June 2004, the board of directors authorized a stock repurchase program under which the Company can repurchase up to 3.5 million shares of its common stock over a two-year period.  In June 2006, the board of directors extended the program for an additional two years.

In May 2006, the Company repurchased 160,000 shares of common stock from one of its directors for $1.4 million or $8.50 per share, under the terms of the program.  The price of the shares was the closing market price on the date of repurchase, less a discount of 5 percent.  During 2005 and 2004, the Company repurchased and retired 343,400 and 1,054,203 shares of common stock for a total cost of $1.4 and $2.2 million, respectively.  Of the 0.3 million shares repurchased during 2005, 0.2 million shares were repurchased from a member of the Company’s board of directors.   As of the end of 2006, a total of 1.6 million shares had been repurchased for a total cumulative cost of $5.0 million.

12.                               EMPLOYEE BENEFITS

The Company sponsors the defined contribution Investools 401(k) Plan.  The plan provides participants with a mechanism for making contributions for retirement savings.  Each participant may contribute specified amounts of eligible compensation.  The Company offers a discretionary employer match whereby the Company matched participant contributions for 50 percent of up to 6 percent of salary during 2006, 50 percent of up to 4 percent of salary during 2005, and 25 percent of up to 4 percent of salary during 2004.  During the years ended December 31, 2006, 2005 and 2004, the Company made matching contributions in the amount of $0.5 million, $0.3 million, and $0.1 million, respectively.

13.                               SEGMENT REPORTING

The Company consists of a single operating segment delivering investor education, which provides lifelong learning and support to self-directed investors. Sales of the Company’s various products are recorded on an individual basis prior to recording deferred revenue.  Therefore it is impractical to reflect net revenue on a per-product basis. All of the Company’s long-lived assets are located in the United States.

The following table is a summary breakout of the Company’s domestic and international revenues:

	Years Ended December 31,
	2006	2005	2004
Domestic revenue	$165,886	$135,377	$93,554
International revenue	4,444	3,244	3,615
Total revenue	$170,330	$138,621	$97,169

14.                               2006 UNAUDITED QUARTERLY FINANCIAL STATEMENTS RESTATED

In February 2007, the Company determined that during the year ended December 31, 2006 certain deferred revenue related to workshops and homestudies had not been appropriately recognized as revenue during the period the workshop was attended, or homestudy delivered.  The Company also discovered an error in accrued sales taxes that was recorded in the first quarter of 2006. Additionally, certain immaterial errors were identified which related to the year ended December 31, 2005. These were also recorded in the first quarter of 2006.

The Company has accordingly restated operating results for each of the first three quarters of 2006 to appropriately reflect recognition of the additional revenue earned and the sales tax accrued in the first quarter of 2006.  The aggregate impact of the restatement is an increase in revenue recognized under generally accepted accounting principles (“GAAP”) of $13.4 million, an increase in first quarter selling expense of $0.5 million, and an improvement to net loss for the first three quarters of $13.0 million.  These adjustments also resulted in related changes to long-term deferred tax assets, short-term deferred tax liabilities, current and long-term deferred revenue, accrued sales taxes, the reserve for sales returns, and accumulated deficit.

There was no impact from the restatement on net cash provided by operating activities, net cash provided by (used in) investing activities, or net cash provided by (used in) financing activities.  Following are the corrected consolidated statements of operations for each of the three and nine months ended September 30, the three and six months ended June 30, and the three months ended March 31, 2006.

INVESTOOLS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (Unaudited)
(in thousands, except per share amounts)

	Quarter Ended September 30, 2006			Quarter Ended June 30, 2006			Quarter Ended March 31, 2006
	Restated	As filed	Difference	Restated	As filed	Difference	Restated	As filed	Difference

Revenue	$40,043	$35,552	$4,491	$43,447	$38,396	$5,051	$42,674	$38,781	$3,893

Costs and expenses:
Cost of revenue	26,291	26,291	—	35,851	35,851	—	28,699	28,699	—
Selling expense	12,154	12,154	—	12,166	12,166	—	12,340	11,888	452
General and administrative expense	8,353	8,353	—	8,611	8,611	—	8,075	8,075	—
Special charges	195	195	—	2,624	2,624	—	366	366	—
Total costs and expenses	46,993	46,993	—	59,252	59,252	—	49,480	49,028	452

Net loss from operations	(6,950)	(11,441)	4,491	(15,805)	(20,856)	5,051	(6,806)	(10,247)	3,441

Other income (expense):
Gain (loss on sale of assets	—	—	—	3	3	—	7	7	—
Interest income (expense) and other, net	646	646	—	587	587	—	348	348	—
Total other income	646	646	—	590	590	—	355	355	—

Net loss before income taxes and cumulative change in accounting principle	(6,304)	(10,795)	4,491	(15,215)	(20,266)	5,051	(6,451)	(9,892)	3,441

Income tax (benefit)	(907)	(907)	—	28	28	—	28	28	—

Net loss before cumulative change in accounting principle	(5,397)	(9,888)	4,491	(15,243)	(20,294)	5,051	(6,479)	(9,920)	3,441

Cumulative change in accounting principle	—	—	—	—	—	—	48	48	—

Net loss	$(5,397)	$(9,888)	$4,491	$(15,243)	$(20,294)	$5,051	$(6,431)	$(9,872)	$3,441

Net loss per common share – basic and diluted	$(0.12)	$(0.22)	$0.10	$(0.34)	$(0.45)	$0.11	$(0.14)	$(0.22)	$0.08

Basic and diluted weighted average shares outstanding	45,111	45,111	—	45,067	45,067	—	44,815	44,815	—

INVESTOOLS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS – (Unaudited)
(in thousands, except per share amounts)

	Nine Months Ended September 30, 2006			Six Months Ended June 30, 2006
	Restated	As filed	Difference	Restated	As filed	Difference

Revenue	$126,164	$112,729	$13,435	$86,121	$77,177	$8,944

Costs and expenses:
Cost of revenue	90,841	90,841	—	64,550	64,550	—
Selling expense	36,660	36,208	452	24,506	24,054	452
General and administrative expense	25,039	25,039	—	16,686	16,686	—
Special charges	3,185	3,185	—	2,990	2,990	—
Total costs and expenses	155,725	155,273	452	108,732	108,280	452

Net loss from operations	(29,561)	(42,544)	12,983	(22,611)	(31,103)	8,492

Other income (expense):
Gain (loss on sale of assets	10	10	—	10	10	—
Interest income (expense) and other, net	1,581	1,581	—	935	935	—
Total other income	1,591	1,591	—	945	945	—

Net loss before income taxes and cumulative change in accounting principle	(27,970)	(40,953)	12,983	(21,666)	(30,158)	8,492

Income tax (benefit)	(851)	(851)	—	56	56	—

Net loss before cumulative change in accounting principle	(27,119)	(40,102)	12,983	(21,722)	(30,214)	8,492

Cumulative change in accounting principle	48	48	—	48	48	—

Net loss	$(27,071)	$(40,054)	$12,983	$(21,674)	$(30,166)	$8,492

Net loss per common share – basic and diluted	$(0.60)	$(0.89)	$0.29	$(0.48)	$(0.67)	$0.19

Basic and diluted weighted average shares outstanding	44,999	44,999	—	44,943	44,943	—

Following are the corrected consolidated condensed balance sheets as of September 30, June 30, and March 31, 2006:

INVESTOOLS INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS – (Unaudited)
(in thousands)

	September 30, 2006			June 30, 2006			March 31, 2006
	Restated	As filed	Difference	Restated	As filed	Difference	Restated	As filed	Difference
ASSETS
Current assets:
Cash and cash equivalents	$32,660	$32,660	$—	$20,969	$20,969	$—	$20,722	$20,722	$—
Marketable securities	36,473	36,473	—	37,662	37,662	—	22,210	22,210	—
Accounts receivable, net	5,184	5,184	—	2,927	2,927	—	2,219	2,219	—
Current portion restricted cash	—	—	—	—	—	—	4,723	4,723	—
Other current assets	7,562	7,562	—	4,800	4,800	—	2,493	2,493	—
Total current assets	81,879	81,879	—	66,358	66,358	—	52,367	52,367	—

Long-term restricted cash	373	373	—	371	371	—	368	368	—
Goodwill	18,085	18,085	—	18,085	18,085	—	18,085	18,085	—
Intangible assets, net	3,375	3,375	—	3,949	3,949	—	4,574	4,574	—
Software development cost, net	9,428	9,428	—	—	—	—	—	—	—
Furniture and equipment, net	5,760	5,760	—	12,365	12,365	—	11,183	11,183	—
Other long-term assets	1,308	1,357	(49)	1,072	1,229	(157)	440	554	(114)

Total assets	$120,208	$120,257	$(49)	$102,200	$102,357	$(157)	$87,017	$87,131	$(114)

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of deferred revenue	$107,667	$131,037	$(23,370)	$94,058	$112,268	$(18,210)	$73,897	$84,634	$(10,737)
Accounts payable	6,621	6,621	—	4,458	4,458	—	4,300	4,300	—
Accrued payroll	5,141	5,141	—	3,850	3,850	—	3,471	3,471	—
Accrued tax liabilities	8,103	7,700	403	9,679	9,384	295	8,608	8,270	338
Other current liabilities	10,238	10,038	200	6,121	5,891	230	6,140	5,949	191
Current portion of capital lease	176	176	—	171	171	—	146	146	—
Total current liabilities	137,946	160,713	(22,767)	118,337	136,022	(17,685)	96,562	106,770	(10,208)

Long-term portion of deferred revenue	31,984	22,249	9,735	28,768	19,732	9,036	19,173	12,520	6,653
Long-term portion of capital lease obligations	543	543	—	580	580	—	546	546	—
Other long-term accrued liabilities	264	264	—	265	265	—	299	299	—
Total liabilities	170,737	183,769	(13,032)	147,950	156,599	(8,649)	116,580	120,135	(3,555)

Stockholders’ deficit:
Common stock	451	451	—	450	450	—	450	450	—
Additional paid-in capital	127,600	127,600	—	127,220	127,220	—	128,069	128,069	—
Accumulated other comprehensive loss	(19)	(19)	—	(256)	(256)	—	(161)	(161)	—
Accumulated deficit	(178,561)	(191,544)	12,983	(173,164)	(181,656)	8,492	(157,921)	(161,362)	3,441

Total stockholders’ deficit	(50,529)	(63,512)	12,983	(45,750)	(54,242)	8,492	(29,563)	(33,004)	3,441

Total liabilities and stockholders’ deficit	$120,208	$120,257	$(49)	$102,200	$102,357	$(157)	$87,017	$87,131	$(114)

15.                               UNAUDITED QUARTERLY FINANCIAL DATA

	Fiscal Year 2006 Quarters Ended
	December 31, 2006	September 30, 2006 Restated	June 30, 2006 Restated	March 31, 2006 Restated
	(in thousands, except per share data)
Statements of Operations
Revenue	$44,166	$40,043	$43,447	$42,674
Net loss from operations	(14,591)	(6,950)	(15,805)	(6,806)
Net loss	$(13,661)	$(5,397)	$(15,243)	$(6,431)

Net loss per common share—basic and diluted	$(0.30)	$(0.12)	$(0.34)	$(0.14)
Weighted average shares outstanding—basic and diluted	45,168	45,111	45,067	44,815

	Fiscal Year 2005 Quarters Ended
	December 31, 2005	September 30, 2005	June 30, 2005	March 31, 2005
	(in thousands, except per share data)
Statements of Operations
Revenue	$36,817	$37,018	$34,162	$30,624
Net income (loss) from operations	(4,304)	3,925	(6,333)	(9,419)
Net income (loss)	$(4,217)	$4,038	$(6,260)	$(9,303)

Net income (loss) per common share—basic and diluted	$(0.09)	$0.09	$(0.14)	$(0.21)
Weighted average shares outstanding—basic	44,747	45,009	45,008	44,971
Weighted average shares outstanding—diluted	44,747	46,790	45,008	44,971

16.                               SUBSEQUENT EVENTS

Credit Agreement

In connection with the merger with thinkorswim (see Note 1) on February 15, 2007, the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and with other lenders.

The Credit Agreement provides for $125 million in senior secured term loan facilities and a $25 million senior secured revolving loan facility. The senior secured term loan facilities are comprised of a five-year $50 million senior secured term loan A facility, and a five-and-a-half year $75 million senior secured term loan B facility. The revolving loan facility has a five-year term. The Credit Agreement includes an expansion feature with respect to the term loans pursuant to which the Company may request an increase in the permitted aggregate term loan borrowings of up to $25 million. The borrowings under the new senior credit facilities are guaranteed by substantially all of the material wholly-owned domestic subsidiaries of the Company (other than thinkorswim, Inc. and certain immaterial subsidiaries).

Loans under the term loan A facility bear interest, at the borrower’s option, initially, at (1) a rate equal to the London interbank offered rate (with adjustments for statutory reserve requirements), or LIBOR, plus an applicable margin or (2) a rate equal to the higher of (a) the prime rate of JPMorgan and (b) the federal funds effective rate plus 0.50 percent (the “ABR”), plus an applicable margin. After the delivery by the borrower to the administrative agent of the borrower’s financial statements for the second full fiscal quarter completed after the closing date, the applicable margins for borrowings under the term loan A facility and the revolving credit facility may be reduced subject to a leverage-based pricing grid. Loans under the term B facility bear interest at fixed rates of (1) ABR plus 2.25 percent per annum in the case of ABR loans, or (2) LIBOR plus 3.25 percent per annum in the case of LIBOR loans.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, fundamental changes, investments and acquisitions, sales of assets, sale leasebacks, mergers and consolidations, dividends and other distributions, redemptions, hedging agreements, transactions with affiliates, and maximum fixed charge and total leverage ratios. The Credit Agreement also includes customary events of default, including the occurrence of a change in control.

If an event of default under the Credit Agreement shall occur and be continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable.

Brokerage Service Agreement

On February 27, 2007, the Company entered into a relationship and acquired certain intangible assets from an active retail option traders’ group, which is also an existing customer of thinkorswim.  Pursuant to a brokerage service agreement, the Company issued 650,000 unregistered shares of common stock and, subject to meeting certain broker revenue thresholds over a three-year period, will issue an additional 950,000 shares of unregistered common stock.

INVESTOOLS INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

Schedule II

		Addition
Description	Balance at Beginning Of Period	Charged to Revenue and Expense	Charged to Other Accounts (1)	Deductions		Balance at End of Period

Deducted from asset accounts:
Provisions for losses on trade accounts receivable and sales returns:
Year Ended December 31, 2006:
Bad debt allowance	$55	$19	$—	$—		$74
Sales return allowance	1,548	1,419	6,374	(7,384	)(3)	1,957
Total	$1,603	$1,438	$6,374	$(7,384)		$2,031

Year Ended December 31, 2005:
Bad debt allowance	$7	$54	$—	$(6	)(2)	$55
Sales return allowance	1,160	1,882	4,921	(6,415	)(3)	1,548
Total	$1,167	$1,936	$4,921	$(6,421)		$1,603

Year Ended December 31, 2004:
Bad debt allowance	$197	$3	$—	$(193	)(2)	$7
Sales return allowance	1,070	1,652	2,311	(3,873	)(3)	1,160
Total	$1,267	$1,655	$2,311	$(4,066)		$1,167

(1)          Reclass from deferred revenue to other accrued liabilities for cash refunds related to sales returns.

(2)          Uncollectible accounts written-off, net of recoveries.

(3)          Represents cash paid out for refunds.