Form 10-Q
period 2007-03-31
INVESTOOLS INC
filed 2007-05-10
CIK 1145124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED March 31, 2007

Commission File Number:    001-52012

INVESTOOLS INC.

(Exact name of Registrant as specified in its charter)

Delaware	76-0685039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Rockefeller Plaza, Suite 2012, New York, New York	10111
(Address of principal executive offices)	(Zip Code)

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

Common Stock: 65,543,465 as of May 2, 2007

INVESTOOLS INC. AND SUBSIDIARIES
Report on Form 10-Q
Quarter Ended March 31, 2007

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INVESTOOLS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	March 31, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$20,514	$52,923
Marketable securities	7,295	22,141
Accounts receivable, net of allowance ($202 and $74)	15,120	5,885
Receivable from clearing brokers	7,467	—
Income tax receivable	8,731	—
Other current assets	13,437	10,056
Total current assets	72,564	91,005

Long-term restricted cash	380	377
Goodwill	209,481	18,085
Intangible assets, net of accumulated amortization ($6,131 and $4,154)	142,909	2,936
Software development cost, net of accumulated depreciation ($1,857 and $274)	16,730	12,584
Furniture and equipment, net of accumulated depreciation ($5,981 and $4,790)	7,689	5,253
Other long-term assets	21,917	1,397

Total assets	$471,670	$131,637

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of deferred revenue	$131,477	$120,919
Other current liabilities	27,618	15,958
Accounts payable	9,867	4,388
Accrued payroll	7,652	4,870
Accrued tax liabilities	8,232	9,602
Current portion of capitalized lease obligations	184	180
Current portion of notes payable	17,500	—
Total current liabilities	202,530	155,917

Long-term portion of deferred revenue	42,392	38,656
Capitalized lease obligations	453	500
Notes payable	107,500	—
Deferred income taxes	9,600	—
Other long-term accrued liabilities	9	215
Total liabilities	362,484	195,288

Stockholders’ equity (deficit):
Common stock $0.01 par value (65,501 and 45,264 shares issued and outstanding, respectively)	655	453
Additional paid-in capital	320,593	128,115
Accumulated other comprehensive income	5	3
Accumulated deficit	(212,067)	(192,222)
Total stockholders’ equity (deficit)	109,186	(63,651)

Total liabilities and stockholders’ equity (deficit)	$471,670	$131,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2007	2006
		Restated

Revenue	$54,857	$42,674

Costs and expenses:
Cost of revenue	32,083	28,699
Selling expense	19,204	12,340
General and administrative expense	22,438	8,075
Special charges	127	366
Total costs and expenses	73,852	49,480

Loss from operations	(18,995)	(6,806)

Other income (expense):
Gain on sale of assets	—	7
Interest expense	(1,468)	(14)
Interest income	652	360
Other	(1)	2
Other (expense) income	(817)	355

Net loss before income taxes and cumulative effect of accounting change	(19,812)	(6,451)

Income tax provision	33	28

Net loss before cumulative effect of accounting change	(19,845)	(6,479)

Cumulative effect of accounting change	—	48

Net loss	$(19,845)	$(6,431)

Net loss per common share — basic and diluted	$(0.36)	$(0.14)

Weighted average common shares outstanding—basic and diluted	55,444	44,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
		Restated
Cash flows from operating activities:
Net loss	$(19,845)	$(6,431)
Reconciling adjustments:
Depreciation and amortization	3,444	1,111
Deferred taxes	33	—
Stock compensation expense	9,767	199
Amortization of exclusivity rights	828	—
Provision for (recovery of) sales return reserve	(6)	391
Provision for lease termination	—	213
Provision for (recovery of) bad debt	100	(39)
Gain on sale of assets	—	(7)
Loss on marketable securities	4	—
Changes in operating assets and liabilities, net of the effect of acquired businesses:
Accounts receivable	(7,782)	1,173
Receivable from clearing brokers	(3,119)	—
Income tax receivable	(339)	—
Other assets	(3,209)	683
Accounts payable	(6,588)	1,090
Deferred revenue	14,714	15,849
Accrued payroll	(1,118)	(51)
Other liabilities	1,551	997
Accrued tax liabilities	20	1,363
Net cash provided by (used in) operating activities	(11,545)	16,541

Cash flows from investing activities:
Purchases of marketable securities	—	(6,367)
Proceeds from the sale or maturity of marketable securities	15,313	1,000
Proceeds from the sale of equipment	—	7
Payments for capitalized software development costs	(2,226)	(1,486)
Purchases of furniture and equipment	(659)	(859)
Cash paid in business acquisitions, net of cash received	(158,476)	—
Net cash used in investing activities	(146,048)	(7,705)

Cash flows from financing activities:
Payments on capital leases	(43)	(30)
Changes in long-term restricted cash	(3)	(3)
Proceeds from note payable	125,000	—
Proceeds from exercise of stock options	230	453
Net cash provided by financing activities	125,184	420

Increase (decrease) in cash and cash equivalents	(32,409)	9,256
Cash and cash equivalents:
Beginning of period	52,923	11,466

End of period	$20,514	$20,722

Supplemental non-cash disclosures:
Equipment financed with capital lease obligations	$—	$84
Licensing contracts financed with vendors	$—	$350
See Note 3 for additional information about the merger with thinkorswim

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

The condensed consolidated financial statements include the accounts of Investools Inc. (the “Company” or “Investools”) and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”) and do not include all the information and footnotes required by accounting principles generally accepted in the United States. However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Restatement of 2006 Financial Statements

In February 2007, the Company determined that during the year ended December 31, 2006 certain deferred revenue related to workshops and homestudies had not been appropriately recognized as revenue during the period the workshop was attended, or homestudy delivered.  The Company also discovered an error in accrued sales taxes that was recorded in the quarter ended March 31, 2006. Additionally, certain immaterial errors were identified which related to the year ended December 31, 2005. These have also been recorded in the first quarter of 2006.

The Company has accordingly restated operating results for each of the first three quarters of 2006 to appropriately reflect recognition of the additional revenue earned. In addition, the Company restated operating results for sales tax accrued in the first quarter of 2006.  The aggregate impact of the restatement in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 is an increase in revenue recognized under generally accepted accounting principles (“GAAP”) of $3.9 million, an increase in selling expense of $0.5 million, and a reduction to net loss of $3.4 million.  These adjustments also resulted in related changes to long-term deferred tax assets, short-term deferred tax liabilities, current and long-term deferred revenue, accrued sales taxes, the reserve for sales returns, and accumulated deficit.  There was no impact from the restatement on net cash provided by operating activities, net cash used in investing activities, or net cash provided by financing activities.  Further explanations of the restated financial statements can be found in the audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K.

2.              Summary of Significant Accounting Policies

Except as described in the following paragraphs, there have been no changes in significant accounting policies from those included in the Company’s Annual Report filed on Form 10-K  for the year ended December 31, 2006.

As a result of the February 15, 2007 merger with thinkorswim Group, Inc. (“thinkorswim”), the Company has several new significant accounting policies.  The following paragraphs update the significant accounting policies disclosed in Note 2 of Notes to Consolidated Financial Statements included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2006.

Receivables from Clearing Brokers

Receivables from clearing brokers consists of cash deposits and receivables from revenues earned, net of expenses incurred, from customer transactions conducted through the clearing brokers.

Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased, are carried at market value and recorded on a trade date basis.  The Company does not actively trade securities for its own benefit. Securities sold, not yet purchased represent obligations of the Company to make future delivery of specified securities and correspondingly create an obligation to purchase securities at prevailing market prices.  Equities and options included in securities owned and securities sold, not yet purchased generally result from trade corrections.

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The adoption of FIN 48 had no material effect on the financial statements as of the adoption date and as of March 31, 2007.  As a result, there was no cumulative effect related to adoption.  As of January 1, 2007 the Company has no unrecognized tax benefits.

The Company is continuing its practice of recognizing interest and/or penalties related to income tax matters as a component of tax expense in the Consolidated Statements of Operations.

Tax years 2003 through 2006 and 2002 through 2006 are subject to examination by federal and state taxing authorities, respectively.  The Company is currently under examination by the Internal Revenue Service for the tax years ending December 31, 2004 and 2005.  It is likely the examination phase of the audit will conclude in 2007.

Revenue Recognition

As a result of the merger with thinkorswim in February 2007, the Company has two segments: the Investor Education segment and thinkorswim segment.  The following paragraphs summarize the revenue recognition policies for each reporting segment.

Investor Education Segment

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

Product	Recognition policy
Workshop/workshop certificate	Deferred and recognized as the workshop is provided or certificate expires
Home study	Recognized upon delivery of home study materials to the customer
Online course	Deferred and recognized over the estimated subscription period
Coaching sessions	Deferred and recognized as services are delivered, or on a straight-line basis over the subscription period
Website subscription and renewals	Deferred and recognized on a straight-line basis over the subscription period
Data licenses	Recognized monthly based on data usage

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

thinkorswim Segment

The types of revenues associated to thinkorswim include brokerage commissions, interest and dividends and other brokerage related revenue.  Revenues for commissions and other brokerage related are recorded on a trade date basis.  Interest and dividend revenues are recorded when earned.

Accounting Pronouncements Issued Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS 157 was effective for fiscal years that began after November 15, 2007.  The Company is currently evaluating the potential effect of SFAS 157 on its financial statements.

In February 2007, FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) was released. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the potential effect of SFAS 159 on its financial statements.

Reclassifications

Amounts in the March 31, 2006 Condensed Consolidated Financial Statements have been reclassified to conform to the current period’s presentation. In the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2006, approximately $1.5 million related to payments for capitalized software development costs have been reclassified from purchases of furniture and equipment to conform to the current period’s presentation.

3.   Acquisitions

In September 2006, the Company and thinkorswim, a Delaware corporation, entered into an Agreement and Plan of Merger pursuant to which Investools would acquire 100% of the outstanding stock of thinkorswim.  On February 15, 2007, the Company’s wholly-owned subsidiary, Atomic Acquisition Corp., merged with and into thinkorswim, and the results of thinkorswim’s operations have been included in the Condensed Consolidated Financial Statements since that date. thinkorswim shareholders received merger consideration of $170 million in cash and 19.1 million shares of stock valued at $8.75 per share. The total purchase price of $368.0 million included $190.0 million in cash, $167.2 million of shares of stock, and $10.8 million in direct acquisition costs. In connection with the merger, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. provided the Company a senior secured term loan of $125 million to fund a portion of the cash purchase price.

As part of the Merger Agreement, Investools agreed to issue up to a maximum of 728,608 additional shares of common stock to thinkorswim shareholders in the event the stock’s average trading price fell below $8.75 per share during the twenty-day period prior to certain dates subsequent to the Merger (with an $8.00 floor on such share price).  The various dates are those on which specific groups of thinkorswim shareholders are first permitted to sell Investools shares, or portions thereof, that they received as merger consideration.  The potential dates specified fall between six months and three years after the Merger closes.  At the time the Merger was announced, the fair market value of Investools stock was $8.59.  Because the additional shares are contingently issuable if the price falls below $8.75 per share, the value of the portion of the purchase price attributable to the issuance of common stock has been increased to $8.75 per share in accordance with EITF No. 97-15,  “Accounting for Contingency Arrangements Based on Security Prices in a Purchase Business Combination”.

The purchase price has been preliminarily allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The excess purchase price over the fair value of tangible and intangible assets and liabilities assumed was recorded as goodwill. Fair values were based upon a valuation of identifiable intangible assets acquired, including useful lives, as estimated by management. The following table summarizes the preliminary allocation of the purchase consideration (in thousands):

At February 15, 2007
Purchase Price Allocation:
Current assets	$57,251
Property and equipment	2,411
Intangible assets:
Customer relationships	93,400
Trade name	16,100
Non-compete agreements	2,500
Technology	28,950
Goodwill	191,381
Deferred tax assets	47,986
Other long-term assets	8,529
Total assets acquired	448,508

Current liabilities	(25,368)
Deferred tax liability related to value assigned to intangibles	(54,385)
Total liabilities assumed	(79,753)
Net assets acquired	$368,755

The fair values assigned to the assets acquired and liabilities assumed have not been finalized and are subject to change pending the receipt of additional information necessary to finalize the purchase price allocation. Of the total value assigned to intangible assets, $16.1 million was allocated to trade names, which are not subject to amortization.  The customer relationships, non-compete agreements, and technology have estimated useful lives of 11 to 13.5 years, 3 years, and 7 years, respectively.

In connection with the merger with thinkorswim, certain employees and consultants of thinkorswim have the opportunity to participate in a retention bonus pool which equals, in the aggregate, $20 million conditioned upon continued employment. The bonuses will be paid in equal annual installments over the three-year period following the closing of the Merger. Such amounts are being expensed over the retention period of three years. The first payment is expected to be made in February 2008.

In addition, the Company granted certain employees and consultants of thinkorswim options to purchase 2,255,563 shares of Common Stock which vests over four years, under the Company’s 2001 Stock Option Plan, half with an exercise price equal to the fair market value of the underlying Common Stock at the time of grant, and half with an exercise price equal to 150% of such fair market value.

In connection with the acquisition approximately $8.5 million has been placed in escrow pending the resolution of various contingencies involving legal and tax-related matters. When the resolution of the contingencies are determinable beyond a reasonable doubt, this amount will be recorded as goodwill. Subsequent to the purchase date such payments totaled $15,000 as of March 31, 2007. The escrow amount is included in the Consolidated Condensed Balance Sheets within Other Long Term Assets.

The following unaudited pro forma results of operations for the three months ended March 31, 2007 and 2006 give pro forma effect as if the merger had occurred on January 1, 2006, after giving effect to certain adjustments including the amortization of the intangible assets, interest expense, tax adjustments, and assumes the purchase price has been allocated to the assets purchased and the liabilities assumed based on their values at the date of purchase.  The following unaudited pro forma results of operations are presented for illustrative purposes only, and are not necessarily indicative of the operating results that would have occurred had the transaction been consummated for the dates indicated.  Furthermore, such unaudited pro forma results of operations are not necessarily indicative of future operating results of the combined companies, due to changes in operating activities following the purchase, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.

	Three Months Ended March 31,
(in thousands, except per share data)	2007	2006
Revenue	$65,243	$54,938
Net loss	(20,461)	(11,042)
Basic and diluted loss per share	$(0.27)	$(0.17)

4.   Capitalized Software Development Costs

For internal use software the Company complies with The American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting For Cost of Computer Software Developed or Obtained for Internal Use, and EITF No. 00-2, Accounting for Website Development Costs”. In accordance with SOP 98-1, software development costs incurred as part of an approved project plan that result in additional functionality to internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software. During the three months ended March 31, 2007 and 2006, the Company capitalized $4.2 million and $1.5 million, respectively, of software development costs related to internal use software for the development of the Investor Toolbox™ website and the implementation of the Company’s integrated enterprise resource planning and customer relationship management software solution.

Amortization of software developed for internal use begins when the internal use software is ready for its intended use, and is calculated on a straight-line basis over the estimated use of the product.  The new Investor Toolbox™ application was placed in service during the latter part of 2006 and the integrated enterprise resource planning software was placed in service in March 2007.  Amortization expense during the first quarter of 2007 was approximately $0.6 million.

As part of the February 15, 2007 thinkorswim merger, the Company acquired software and website assets developed for internal use by thinkorswim.  There were additions of $0.5 million to these assets during the period from date of acquisition to March 31, 2007.  Amortization expense related to thinkorswim of approximately $0.1 million was recognized during the period from acquisition date to March 31, 2007.

5.   Marketable Securities

The Company invests excess cash in marketable securities, primarily government backed securities with maturities ranging from one to 26 months. At March 31, 2007, the cost of these securities was $7.3 million. The Company has classified these marketable securities as available for sale under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the securities are recorded at fair value and any unrealized gains or losses are included in accumulated other comprehensive income within stockholders’ deficit. Gains are recognized when realized and are recorded in the Company’s Condensed Consolidated Statement of Operations in other income. Losses are recognized as realized or when management has determined an other-than-temporary decline in fair value has occurred. There was $4,000 of realized losses recognized in the three months ended March 31, 2007 and no realized gains or losses recognized in the three months ended March 31, 2006. Certain of these securities were purchased at a discount or premium, which are being amortized into interest income over the maturity of the security. The Company recognized interest income of $0.2 million in each of the three-month periods ended March 31, 2007 and 2006. The market value of these marketable securities, reflected in the balance sheet at March 31, 2007, was $7.3 million. Gross unrealized holding gains were $5,000 at March 31, 2007 and $3,000 at December 31, 2006.

6.   Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased, are composed of the following at March 31, 2007 (in thousands):

	Securities Owned	Securities Sold, Not Yet Purchased
Options	$32	$33
Equities and other	71	47
	$103	$80

Securities owned and securities sold, not yet purchased are included in Other current assets and Other current liabilities, respectively, within the Condensed Consolidated Balance Sheets.

7.   Inventories

Inventories are stated at the lower of cost or market value (using the first-in, first-out method). The Company’s inventories consist of manuals and DVDs that comprise the Company’s educational products. At March 31, 2007 and December 31, 2006, $0.3 million and $0.1 million, respectively, in net inventories were included as part of other current assets.

8.              Acquired Intangibles

Amortizable Intangibles

Amortizable acquired intangibles with finite lives as of March 31, 2007 and December 31, 2006 were as follows (in thousands):

	As of March 31, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Customer relationships	$93,400	$(1,132)	13.4 years	$—	$—	—
Technology and other	35,330	(4,111)	6.8 years	5,380	(3,403)	3.1 years
Non competition	3,390	(888)	2.8 years	890	(751)	1.1 years
Total acquired intangibles	$132,120	$(6,131)	12.9 years	$6,270	$(4,154)	3.0 years

For the three months ended March 31, 2007, amortization expense was $2.3 million as compared to $0.6 million for the same period in 2006. Customer relationships are being amortized on an accelerated basis.

Estimated future amortization expense is as follows (in thousands):

2007 Remaining	$11,190
2008	14,785
2009	15,185
2010	13,483
2011	12,755
Thereafter	58,591
Total estimated amortization expense	$125,989

Non-amortizable Intangibles

Trademarks and trade names which are not amortized and have indefinite lives as of March 31, 2007 were $0.8 million as a result of the acquisition of Prophet Financial Systems, Inc. (“Prophet”) in 2005, and $16.1 million as a result of the acquisition of thinkorswim in the first quarter of 2007

9.   Stock—Based Compensation

The Company currently administers six stock-based compensation plans. These plans are administered by the Compensation Committee of the Board of Directors, which directly or through delegated authority selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Readers should refer to Notes 2 and 11 of the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2006 for additional information related to these stock-based compensation plans.

Stock Options

Investools 2001 Stock Option Plan — This plan is the only plan out of which the Company currently can grant options. The plan was approved by stockholders in December 2001. On June 15, 2006 stockholders approved a proposal amending the plan to increase the total number of shares available for grant under this plan for issuance to officers, directors and employees from six million to eight million. In connection with its proposed merger with thinkorswim, the Company filed a proxy statement with the SEC on December 13, 2006 that contained a proposal to increase the total number of shares available for grant under this plan to 12 million, and to also make options available thereafter to consultants of the Company. The proposal was approved by stockholders in January 2007.  Incentive options have typically been granted at fair market value of the Company’s common stock at the date of grant, and generally expire ten years from the date of grant. The shares are issuable from the Company’s authorized but unissued shares, or they may be issued out of treasury stock, if any. Based on awards previously granted to employees, directors and outside consultants, the number of shares available for future stock option grants were 5,229,474 at March 31, 2007.

The total compensation expense related to the Company’s stock option plans and which was included in results of operations was $9.7 million and $0.2 million for the three months ended March 31, 2007 and 2006, respectively. In addition, costs of $22,000 were capitalized and included in software development costs.  The tax benefits potentially realizable from stock option exercises was $0.1 million and $0.3 million, respectively for those same periods, however, the Company was not able to recognize these tax benefits due to its existing, fully-reserved net operating loss carry forward. Until the tax deduction reduces taxes payable, the realization of these tax benefits will not be recognized, and cash flows from financing activities presented in the accompanying statement of cash flows will not include the tax effect of the option exercises.

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted average assumptions for the periods indicated (there were no options granted during the three months ended March 31, 2006):

	Three Months Ended March 31,
	2007	2006
Risk free interest rate factors	4.71%	—
Volatility factors	55.2%	—
Expected lives	6.48 years	—
Assumed dividend yield	—	—
Weighted average fair value of options granted	$8.44	—

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

The following table represents stock option activity for the three months ended March 31, 2007:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contract life
Outstanding options at January 1, 2007	3,475,890	$3.00
Granted	2,968,313	$15.70
Exercised	(70,621)	$3.32
Expired	—	—
Forfeited	(73,506)	$7.74

Outstanding at March 31, 2007	6,300,076	$8.92	7.1 years

Exercisable March 31, 2007	2,811,513	$1.25	4.5 years

At March 31, 2007, the aggregate intrinsic value of options outstanding was $44.8 million and the aggregate intrinsic value of exercisable options was $35.6 million. The total intrinsic value of options exercised was $0.7 million and $1.2 million for the three months ended March 31, 2007 and 2006, respectively.

At March 31, 2007, there was $21.1 million of unrecognized compensation cost related to options which is expected to be recognized over a weighted-average period of 3.9 years.

In connection with the merger with thinkorswim, certain employees and consultants to the Company were granted the option to purchase 2,255,563 shares of common stock under the Company’s 2001 Stock Option Plan, half with an exercise price equal to the fair market value of the underlying common stock at the time of grant, and half with an exercise price equal to 150% of such fair market value. Approximately 125,000 of these stock options were granted to consultants to the company. The Company has accounted for these in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Then Employees for Acquiring or in Conjunction with Selling Goods or Services”.

During 2002, the Company’s chief executive officer was granted an option for up to 550,000 shares of common stock, the vesting of which was contingent upon an event occurring in the future that as of December 31, 2006 was not probable of taking place. In February 2007, the terms were modified by the board of directors so that the option for 550,000 shares is now fully vested which resulted in recording $8.5 million in compensation expense in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2007.

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

There are 344,250 shares of Company common stock available for issuance under the 2004 Restricted Stock Plan as of March 31, 2007.  Shares of Company common stock awarded under the plan may be either previously authorized but unissued shares or issued shares which have been reacquired by the Company after their original issuance (including but not limited to shares purchased on the open market).

A summary of the status of the Company’s nonvested shares as of March 31, 2007, and changes during the three months ended March 31, 2007, is as follows:

	Number of nonvested shares	Weighted- average fair value at the grant date
Nonvested shares at January 1, 2007	3,000	$5.18
Granted	152,750	$13.91
Vested	(3,000)	$5.18
Forfeited	—	$—

Nonvested shares at March 31, 2007	152,750	$13.91

As of March 31, 2007, there was $1.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Plan.  The expense is expected to be recognized over a weighted-average period of 1.9 years.  The compensation cost related to restricted stock issued under the 2004 Plan, and included in operating expenses during the three months ended March 31, 2007 and 2006, was $0.3 million and $3,425, respectively. The fair value of the restricted stock awards is recognized in compensation expense as the restrictions lapse over their respective vesting periods based on their fair value on the date of grant.

The total fair value of shares vested during the three months ended March 31, 2007 was $47,070.  There were no shares that vested during the three months ended March 31, 2006.

10.   Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income or loss per share is computed using the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Potential common stock equivalents amounting to 6.4 million and 3.7 million for the three months ended March 31, 2007 and 2006, respectively, are excluded from the computation because their effect is anti-dilutive.

11.   Comprehensive Income (Loss)

Supplemental information on comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(19,845)	$(6,431)
Unrealized gain/(loss) on marketable securities	2	(45)
Net comprehensive loss	$(19,843)	$(6,476)

12.   Notes Payable

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, fundamental changes, investments and acquisitions, sales of assets, sale leasebacks, mergers and consolidations, dividends and other distributions, redemptions, hedging agreements, transactions with affiliates, and maximum fixed charge and total leverage ratios. The Credit Agreement also includes customary events of default, including the occurrence of a change in control. In addition, the Credit Agreement requires that the Company enter into, and for a period of not less than three years, beginning March 30, 2007, maintain in effect, one or more hedging agreements, the effect of which is to fix or cap the interest rates applicable to at least 50% of the loan amount. Accordingly, as of March 30, 2007 the Company entered into such hedging agreement.

If an event of default under the Credit Agreement shall occur and be continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable.

Amounts outstanding under these credit facilities as of March 31, 2007, were $125 million. In addition, as of March 31, 2007, there were no outstanding letters of credit against the revolving loan facility.

The aggregate maturities of notes payable were as follows as of March 31, 2007 (in thousands):

2007 Remaining	$7,500
2008	17,500
2009	17,500
2010	17,500
2011	17,500
Thereafter	47,500
Total	$125,000

thinkorswim is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, as amended, administered by the SEC and the NASD, which requires the maintenance of minimum net capital. thinkorswim is required to maintain net capital of the greater of 6-2/3% of aggregate indebtedness, or $0.3 million. At March 31, 2007, thinkorswim’s net capital requirement was $0.3 million.  At March 31, 2007, thinkorswim had net capital of approximately $15.4 million.  The ratio of aggregate indebtedness to net capital at March 31, 2007 was 32 to 1. thinkorswim is also subject to the Commodity Futures Trading Commission (“CFTC”) Regulation 1.17 (Reg 1.17) under the Commodity Exchange Act, administered by the Commodity Futures Trading Commission and the National Futures Association, which also requires the maintenance of minimum net capital to be the greater of its net capital requirement under Rule 15c3-1 or $30,000.

13.   Segment Reporting

As a result of the merger with thinkorswim in February 2007, the Company has two segments: the Investor Education segment and thinkorswim segment. Information concerning our operations by reportable segment is as follows:

	Three Months Ended March 31,
Revenue	2007	2006
	(in thousands, except percentages)
Investor Education segment	$44,894	$42,674
thinkorswim segment	9,963	—
Total Revenue	54,857	42,674

	Three Months Ended March 31,
Income (Loss) from Operations	2007	2006
	(in thousands, except percentages)
Investor Education segment	$(21,680)	$(6,806)
thinkorswim segment	2,685	—
Loss from operations	(18,995)	(6,806)

Gain on sale of asset	—	7
Interest expense	(1,468)	—
Interest income	652	348
Other	(1)	—
Other (expense) income	(817)	355
Net loss before income taxes and cumulative effect of accounting change	(19,812)	(6,451)

	As of March 31,	As of December 31,
Identifiable Assets	2007	2006
	(in thousands)

Investor Education segment	$308,177	$131,637
thinkorswim segment	163,493	—
Total	471,670	131,637

During the first quarter of 2007, the operations of thinkorswim have been included in the Company’s operations since the date of the merger. Previously reported amounts reported by Investools Inc. do not include the consolidated results of thinkorswim. As a result of the merger, we operate in the following two principal business segments:

Investor Education segment — This business segment is investor education. We provide a full range of investor education products and services that provide lifelong learning and support to self-directed investors. The investor education products and services are offered in a variety of learning formats with courses ranging from beginning to advanced to address the needs of students on all investor levels.

thinkorswim segment — This business segment is an online brokerage firm specializing in options and offers customers a broad range of products including equities, futures, mutual funds and bonds. The Company supports retail and active traders through its own trading platforms.

14.         Commitments and Contingencies

Leases

Equipment and facilities are leased under various non-cancelable operating leases and capital leases expiring at various dates through the year 2011. At March 31, 2007, total assets under capital leases aggregated $0.6 million.

In January 2006, the Company ceased the use of leased office space in San Rafael, California, and moved all operations to our leased offices in Palo Alto, California. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a liability of $0.2 million in lease termination costs related to the remaining lease payments, net of estimated sublease rentals. As of March 31, 2007, the Company paid $0.1 million to reduce the accrued liability.

Future minimum lease payments under non-cancelable operating leases, related subleases, and capital leases at March 31, 2007, are as follows (in thousands):

	Capital leases	Operating leases	Sub-lease income	Net operating leases
For the fiscal years:

2007 Remaining	$172	$1,430	$(89)	$1,513
2008	228	1,554	(40)	1,742
2009	229	1,525	—	1,754
2010	94	1,200	—	1,294
2011	—	832	—	832
Thereafter	—	381	—	381
Total Lease Payments	723	$6,922	$(129)	$7,516

Less: Amount representing interest (average of 8%)	86

Present value of lease payments	637

Less: Current portion	184

Long-term portion	$453

From time to time we are involved in certain legal actions arising in the ordinary course of business, including inquiries, investigations and proceedings with government agencies and other regulators.  We believe that such litigation and proceedings will be resolved without a material adverse effect to our liquidity, financial position or results of operations.

We establish liabilities when a particular contingency is probable and estimable.  The Company has one contingency with an inestimable loss exposure that has not been accrued, but is reasonably possible. We believe this contingency will be resolved without a material adverse effect to our liquidity, financial position or results of operations.

We are not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on our liquidity, financial position or results of operations.

15.   Concentration of Credit Risk

During the three months ended March 31, 2007, the Investor Education segment accessed approximately 44% of our sales transaction volume through co-marketing (Success Magazine and NET Marketing Alliance) relationships. While the loss of the relationships with either of these parties could have a material adverse effect on our financial performance in the short-term, we are constantly pursuing new student acquisition channels and believe business from new and existing channels would replace such lost volumes if they were to occur. There can be no assurance that we would be successful in establishing new channels.

Credit risk is the amount of accounting loss the Company would incur if a counterparty failed to perform its obligations under contractual terms.  Substantially all of the clearing and depository operations of the thinkorswim segment of the Company are performed by its clearing brokers on a fully disclosed basis pursuant to a clearance agreement.

In the normal course of business, the Company’s clearing brokers make margin loans to the Company’s customers which are collateralized by customer securities.  In permitting the customers to purchase securities on margin, the clearing broker is exposed to the risk of a market decline that could reduce the value of the collateral held below the customers’ indebtedness before the collateral can be sold which could result in losses to the clearing broker.  The Company’s agreement with the clearing brokers require the Company to reimburse the clearing brokers for any losses incurred related to customers introduced by the Company.  The Company’s exposure to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets and regulatory changes.  The Company seeks to control the risk associated with customer activities by making credit inquiries when establishing customer relationships and by monitoring customer trading activity.

The Company enters into repurchase agreements under which the Company purchases a security at a specified price with the intention to sell the same security to the same counterparty at a fixed or determinable price at a future date.  The Company has not experienced any losses in such agreements.  Management believes that the Company is not exposed to any significant credit risk from these repurchase agreements.

16.       Brokerage Service Agreement

On February 27, 2007, the Company entered into a long-term relationship and acquired certain exclusive rights and intellectual property of a group of active option traders, known as MAGs, an existing customer of thinkorswim.  Pursuant to a definitive agreement, Investools issued 650,000 unregistered common shares, and subject to meeting certain thresholds over annual and cumulative three-year periods, will issue an additional 950,000 contingent shares of unregistered common shares.   The value of the contingent shares will be measured in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” based upon the value of the common shares at the time the contingent shares are earned.  Under the agreement the Company will indefinitely be the exclusive provider for brokerage services for MAGs and MAGs customers.  Of the $10.7 million of consideration in shares issued, $1.0 million was recorded based upon the fair value of the intellectual property received and recorded in Intangible Assets and the remaining $9.7 million was recorded in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.  Both of these assets are being amortized over a useful life of 11 years.  Shares that are contingent upon certain thresholds being met are recorded over the remaining performance period at the time it is probable that the performance conditions will be met. Included in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 is approximately $0.8 million related to the contingent options, of which $0.7 million has been recorded as an offset to Revenue based on the provisions of EITF 01-9, “Accounting for Consideration Given By a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” and $0.1 million has been recorded in Cost of Revenue.  Based upon the current share value of common stock as of March 31, 2007, of $13.90, if the performance conditions for the current annual period ending December 31, 2007 are met, the potential amount of expense that would be recorded for the year would be $2.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

All statements in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements may be identified by words such as “believe”, “intend”, “expect”, “may”, “could”, “would”, “will”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or similar statements.  In addition, from time to time, we (or our representatives) may make forward-looking statements of this nature in our annual report to shareholders, proxy statement, current reports on Form 8-K, press releases or in oral or written presentations to shareholders, securities analysts, members of the financial press or others.  All such forward-looking cautionary statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements.  In addition, the forward-looking statements reflect only our current views concerning future events, and we assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements we make, whether as a result of new information, future events, or otherwise.  Forward-looking statements are subject to risks and uncertainties which could cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements.  We have made every reasonable effort to ensure that the information and assumptions on which these statements and projections are based are current, reasonable, and complete, but there can be no assurance that management’s expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct.  Factors that could cause actual results to differ materially are discussed under “Business — Factors That May Affect Future Results.”

Company Overview and Principal Products and Services

During the first quarter of 2007, the operations of thinkorswim Inc. have been included in the Company’s operations since the date of acquisition. Previously reported amounts reported by Investools do not include the consolidated results of thinkorswim. As a result of the merger, we operate in the following two principal business segments:

Investor Education segment — This business unit is investor education. We provide a full range of investor education products and services that provide lifelong  learning and support to self-directed investors. The investor education products and services are offered in a variety of leaning formats with courses ranging from beginning to advanced to address the needs of students on all investor levels.

thinkorswim segment — This business unit is an online brokerage firm specializing in options and offers customers a broad range of products including equities, futures, mutual funds and bonds. The Company supports retail and institutional traders through its own trading platforms.

Recent Developments

On February 15, 2007, Atomic Acquisition Corp., a wholly-owned subsidiary of the Company merged with and into thinkorswim Group, Inc., a Delaware corporation, and a leading online brokerage company specializing in options.  thinkorswim shareholders received merger consideration of $170 million in cash and 19.1 million shares of stock valued at $8.75 per share.  Also on February 15, 2007, the Company entered into a Credit Agreement with JPMorgan provided us with a senior secured term loan of $125 million to fund a portion of the cash consideration and, separately, also provided us with a committed senior secured revolving credit facility of $25 million.  Immediately following the transaction, thinkorswim shareholders held 30 percent of the ownership of Investools, and two former thinkorswim shareholders became members of our expanded, eight-member Board of Directors. In connection with the merger with thinkorswim, certain employees and consultants of thinkorswim will now be eligible to participate in a retention bonus pool which equals, in the aggregate, $20 million conditioned upon continued employment. The bonuses will be paid in equal annual installments over the three-year period following the closing of the merger. Such amounts are being expensed over the retention period of three years. The first payment is expected to be made in February 2008. In addition, the Company granted employees and consultants of thinkorswim options to purchase 2,255,563 shares of Common Stock under the Company’s 2001 Stock Option Plan, half with an exercise price equal to the fair market value of the underlying Common Stock at the time of grant, and half with an exercise price equal to 150% of such fair market value. Approximately 125,000 of these stock options were granted to consultants to the company. The Company has accounted for these in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Then Employees for Acquiring or in Conjunction with Selling Goods or Services”.

Acquisition of Certain Exclusivity Rights and Expanded Relationship with Leading Group of Active Options Traders

On February 27, 2007, the Company entered into a long-term relationship and acquired certain exclusive rights and intellectual property of a group of active option traders, known as MAGs, an existing customer of thinkorswim.  Pursuant to a definitive agreement, Investools issued 650,000 unregistered common shares, and subject to meeting certain thresholds over annual and cumulative three-year periods, will issue an additional 950,000 contingent shares of unregistered common shares.   The value of the contingent shares will be measured in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” based upon the value of the common shares at the time the contingent shares are earned.  Under the agreement the Company will indefinitely be the exclusive provider for brokerage services for MAGs and MAGs customers.  Of the $10.7 million of consideration in shares issued, $1.0 million was recorded based upon the fair value of the intellectual property received and recorded in Intangible Assets and the remaining $9.7 million was recorded in Other Long-Term Assets in the accompanying Condensed Consolidated Balance Sheets.  Both of these assets are being amortized over a useful life of 11 years.  Shares that are contingent upon certain thresholds being met are recorded over the remaining performance period at the time it is probable that the performance conditions will be met. Included in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 is approximately $0.8 million related to the contingent options, of which $0.7 million has been recorded as an offset to Revenue and $0.1 million has been recorded in Cost of Revenue.  Based upon the current share value of common stock as of March 31, 2007, of $13.90, if the performance conditions for the current annual period ending December 31, 2007 are met, the potential amount of expense that would be recorded for the year would be $2.8 million.

Segment Summary Results of Operations

As a result of the merger with thinkorswim in February 2007, the Company has two segments: the Investor Education segment and thinkorswim segment. Information concerning our operations by operating segment is as follows:

	Three Months Ended March 31,
Sales Transaction Volume / Revenue	2007	2006
	(in thousands, except percentages)

Investor Education segment	$59,690	$58,661
thinkorswim segment	9,963	—
Total Sales Transaction Volume	69,653	58,661
Change in Deferred Revenue	(14,796)	(15,987)
Revenue	54,857	42,674

	Three Months Ended March 31,
Income (Loss) from Operations	2007	2006
	(in thousands, except percentages)

Investor Education segment	$(21,680)	$(6,806)
thinkorswim segment	2,685	—
Loss from operations	(18,995)	(6,806)

Gain on sale of asset	—	7
Interest expense	(1,468)	—
Interest income	652	348
Other	(1)	—
Other (expense) income	(817)	355
Net loss before income taxes and cumulative effect of accounting change	(19,812)	(6,451)

	As of March 31,	As of December 31,
Identifiable Assets	2007	2006
	(in thousands)

Investor Education segment	$308,177	$131,637
thinkorswim segment	163,493	—
Total	471,670	131,637

During the first quarter of 2007, the operations of thinkorswim have been included in the Company’s operations since the date of the merger. Previously reported amounts reported by Investools Inc. do not include the consolidated results of thinkorswim. As a result of the merger, we operate in the following two principal business segments:

Investor Education segment — This business segment is a global leader in investor education. We provide a full range of investor education products and services that provide lifelong learning and support to self-directed investors. The Company has more than 292,000 graduates of our Foundation course and 90,800 paid subscribers to our websites. The investor education products and services are offered in a variety of learning formats with courses ranging from beginning to advanced, to address the needs of students on all investor levels.

thinkorswim segment — This business segment is a leading online brokerage firm specializing in options and offers customers a broad range of products including equities, futures, mutual funds and bonds. The Company supports retail and active traders through its own trading platforms and is widely recognized as the premier option software for order entry, professional analytical tools and real-time position management. Thinkorswim was ranked by Barron’s as its top rated software-based online broker and best for options traders (2006 & 2007).

Revenue

In the table below, the Investor Education segment reports sales transaction volume (“STV”), which is a non-GAAP financial measure which represents sales transactions generated in each period before the impact of deferral of current period sales. We believe that STV before deferred revenue is an important measure of business volume. See “cost of revenue” below for further discussion of STV. The thinkorswim segment is not impacted by deferred revenue, therefore we use revenue as the sales volume number for the period shown. The combined sales volume for the company is as follows:

	Three Months Ended March 31,
Sales Transaction Volume	2007	2006	% Change
	(in thousands, except percentages)

Investor Education Sales Transaction Volume	$59,690	$58,661	2%
thinkorswim Revenue	9,963	—	—%
Total Sales Transaction Volume	69,653	58,661	19%
Change in Deferred Revenue	(14,796)	(15,987)	(7)%
Revenue	54,857	42,674	28%

Investor Education segment, which represented approximately 86% of total consolidated sales transaction volume for the first quarter 2007, is derived from (i) the initial sale of our products and services as a result of marketing efforts across multiple marketing channels which include, but are not limited to, television, print, direct mail, radio, online banner, paid and organic search and email direct marketing campaigns driving customers to either a free preview of investor education products offered at locations near the prospective student or the opportunity to speak with a telesales representative about the products offered; and (ii) the additional sale of products and services to graduates as a result of continued interaction with us in workshops, periodic email and direct mail communications and through access to coaches and instructors.

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

Operating Data

The following table sets forth certain statistical data for the Investor Education segment for the periods presented below:

	Three Months Ended March 31,
	2007	2006

Investools Marketed Graduates(1)	5,900	4,100
Partner Marketed Graduates(2)	4,450	5,700
Total Graduates	10,350	9,800

Active Subscribers(3)	90,800	73,400

Workshop Upsell Rates(4)	41%	33%
PHD Upsell Mix	27%	25%
Masters Upsell Mix	29%	36%
Associate Upsell Mix	29%	39%
Trading Rooms Upsell Mix	16%	—%

(1)          Investools marketed graduates includes customers who purchased the Foundation Course and/or the Currency Trader Course as a result of internally directed marketing efforts of the Investools brand.

(2)          Partner marketed graduates includes customers who purchased the Foundation Course through one of our co-marketing partners.

(3)          Active subscribers are those customers who have a paid active subscription to either Investools Online or prophet.net as of the end of the period.

(4)          Workshop upsell rates are the sales that take place at the workshops of advanced product sales. Upsell rates do not include sales from the Company’s other sales operations.

In the following table, Investor Education segment STV represents sales transactions generated in each period before the impact of recognition of deferred revenue from prior periods for services performed and the deferral of current period sales for services to be performed in the future. We believe that STV is an important measure of business performance.

	Three Months Ended March 31,
	2007	2006	% Change
	(in thousands, except percentages)
Initial Education:
Workshops	$4,909	$3,955	24%
Coaching services	18	63	(71)%
Home study / online courses	5,303	5,367	(1)%
Initial web time	746	840	(11)%
Total initial education sales transaction volume	10,977	10,225	7%

Continuing Education:
Workshops	$7,655	$11,271	(32)%
Coaching services	22,048	20,195	9%
Home study / online courses	10,774	7,796	38%
Webtime renewals	7,701	7,309	5%
Other revenue	535	1,865	(71)%
Total continuing education sales transaction volume	48,713	48,436	1%
Total sales transaction volume	59,690	58,661	2%
Change in deferred revenue, net	(14,796)	(15,987)	(7)%
Total revenue	$44,894	$42,674	5%

In the table above, initial education revenues consist of the initial sales to students at the preview events and sales to new students via our telesales groups. Once the student purchases this initial education, which consists primarily of the Foundation Course and initial Currency Trading courses, they are considered a graduate. Continuing education revenues consist of sales of advanced products and web time renewals sold to graduates.

Investor Education segment revenue increased by $1.9 million for the quarter ended March 31, 2007, when compared to the same period in 2006. The majority of the increase resulted from a 44% increase in the number of Investools marketed graduates acquired due to higher marketing spending and more events during the quarter. The increase in Investools marketed graduates was somewhat offset by a significant decrease in the price of our Foundation Course. In addition, partner marketed graduates declined 22% compared to the same period in 2006. The decline was due to fewer and smaller partner events during the period and fewer leads to our telesales floors. Revenue was also impacted as a result of increased services rendered from prior deferred sales, offset by an increase in deferred revenue resulting from our transition to online courses for Investools branded products, which have longer periods during which services are rendered.

Initial Education STV

Initial education sales sold at our preview events and by our telesales groups increased $0.7 million for the quarter ended March 31, 2007, when compared to the same period in 2006, primarily as a result of an increased number of preview events, a 44% increase in the number of graduates of our Foundation Course and home study / online products sold by our telesales groups. The increase in graduates was somewhat offset by a decrease in the price of our Foundation Course.

Continuing Education STV

Sales of continuing education products and by our telesales groups increased $0.3 million for the quarter ended March 31, 2007 compared to the same period in 2006, primarily due to an increase in successful upsale efforts at workshops with regard to students who had already graduated from initial education courses.  In addition, during late 2006 we developed additional advanced education subscription products which contributed to the increase in STV in the first quarter of 2007. Continuing education revenue during the quarter ended March 31, 2007 also increased due to a difference in the sales mix of our Program of High Distinction and Masters Programs. Offsetting the increase in upsale rates at workshops was a decline in sales from our telesales floor due to lower lead flow from our co-marketed partners. In addition, during the quarter the Company launched Investools Online, which is our new online property housing the Company’s online education center and online toolbox. During the conversion process, the telesales floors assisted with customer service and education of the new technologies which also took time away from sales efforts.

Change in Deferred Revenue

Change in deferred revenue decreased $0.8 million for the quarter ended March 31, 2007, when compared to the same period in 2006.  The change was impacted by the increased sales of continuing education products, which include coaching sessions, advanced workshops and website subscription renewals. Revenue from the coaching sessions, advanced workshops and website subscription renewals is deferred and recognized as services to the student are delivered. Sales of online courses are deferred for recognition over the estimated life of the customer relationship, and results in proportionately higher deferred revenue balances. The online courses augment live workshops which are recognized upon attendance. The introduction of online courses increases the proportion of current period sales deferred to future periods, given the length of time over which the online courses are available to students.

thinkorswim segment

thinkorswim operations are included in the consolidated financial statements from the merger date of February 15, 2007 through March 31, 2007.

The thinkorswim segment earns revenues based on brokerage commission, interest and dividends, other brokerage related revenues. The Company includes payment for order flow and management and subscription fees, in Other Brokerage Related Revenue. Revenue earned by thinkorswim segment is significantly impacted by activity in the U.S. equity markets, particularly market volatility. Generally, increased market volatility results in a greater level of customer activity, and decreased market volatility results in a reduced level of customer activity. Changes in interest rates, customer margin balances, and customer cash balances also impact thinkorswim results. thinkorswim’s interest and dividend income includes its portion of the income generated by charges to customers on margin balances and customer cash held and invested by its clearing firms, offset by interest paid to customers on their credit balances. Accordingly, the results are sensitive to interest rate fluctuations and spreads. As an introducing broker, thinkorswim’s customer’s balances are held by clearing firms on a fully disclosed basis.

February 16, 2007- March 31,
2007
(in thousands, except percentages)
Brokerage Commissions	$6,084
Interest and dividends	2,028
Other brokerage related revenue	1,851
Total thinkorswim revenue	$9,963

thinkorswim segment revenue increased to $10.0 million during the quarter ended March 31, 2007 as a result of the merger with thinkorswim effective February 15, 2007.

Revenue from commissions and other brokerage related revenue were the result of the number of trades processed and average commission per trade. The number of trades processed is reflective of the total number of customer accounts and total customer assets. Net interest income is a result of the amount of customer cash and margin balances, impacted by the average net interest rate earned on those customer cash and margin balances.

Cost of Revenue

	Three Months Ended March 31,
	2007	2006	% Change
	(in thousands, except percentages)
Partner commissions	$9,338	$10,339	(10)%
Payroll costs	10,482	10,004	5%
Clearing and brokerage fees and other related expenses	1,339	—	—
Other	10,924	8,356	31%
Total cost of revenue	$32,083	$28,699	12%

	% of Total Revenue
	Three Months Ended March 31,
	2007	2006

Total Revenue	100%	100%

Partner commissions	17%	24%
Payroll costs	19%	23%
Clearing and brokerage fees and other related expenses	2%	—%
Other	20%	20%
Total cost of revenue	58%	67%

We defer a significant portion of our revenues associated with Investor Education segment sales to future periods as services are rendered. We recognize costs as they are incurred. These costs consist of solicitation costs, which include employee sales commissions, partner commissions, credit card fees, and materials. Since these costs are incurred at the inception of the sales transaction, and not as the revenue is recognized, the analysis in the table below presents a tool for analyzing these costs as the ratios are calculated as a percentage of STV generated in each period. Refer to the Revenue section above for a further description of STV. The calculation of cost of revenue and each of the cost components as a percent of STV in the table below is a non-GAAP financial measure, which management believes provides useful information as it compares the cost of generating sales with the sales recorded in a period, whether those sales were recognized as revenue currently or deferred until future periods. Approximately 45 percent of deferred revenue amounts relate to website subscriptions and online courses for which the remaining fulfillment cost represents an allocation of website costs, which are substantially fixed in nature at current subscriber levels. Another 39 percent of the deferred revenue amounts relate to online and telephonic coaching services, of which the remaining fulfillment cost represents labor costs of approximately 10 to 15 percent of related coaching service revenue. The balance of deferred revenue corresponds to additional workshops and workshop certificates for our advanced product sales, for which the remaining fulfillment cost represents the incremental costs of the workshop attendee.

	% of Total STV
	Three Months Ended March 31,
	2007	2006

Total Sales Transaction Volume	100%	100%

Partner commissions	13%	18%
Payroll costs	15%	17%
Clearing and brokerage fees and other related expenses	2%	—%
Other	16%	14%
Total cost of revenue	46%	49%

Overall cost of revenue increased during the quarter ended March 31, 2007 compared to the same quarter in the prior year by $3.4 million related to the merger with thinkorswim. As a percentage of STV, cost of revenues decreased during the quarter ended March 31, 2007 compared to the same quarter in the prior year as the results include partial period operations for the merged entity which have lower cost of revenues as a percentage of STV.

Partner commissions decreased as a percent of  Investor Education Segment STV due to a change in the mix of STV generated through co-marketing channels, as noted by the 22% decline in partner marketed graduates compared to the same period in 2006.

Payroll costs include employee commissions based on a percentage of sales achieved from our events or telesales groups, certain fixed wages related to the brokerage trade desk and education coaching services and the associated employee benefit costs. Payroll costs were impacted by incremental costs associated with thinkorswim, not included in prior year quarterly amounts offset by changes in the commission structure for sales staff and other sales employees, which resulted in a reduction of payroll costs proportionate to the increase in the sales transaction volume for the quarter ended March 31, 2007.  Additionally, payroll costs declined as a result of the continued transition to online coaching formats that provide efficiencies as we service more students.

Clearing and brokerage fees and other related expenses consist of variable clearing and brokerage fees paid by thinkorswim Group, Inc. to outside clearing and execution firms. In addition, this amount consists of payouts to the registered representatives of thinkorswim. As a result of the merger with thinkorswim, the current quarter includes partial period operations for the merged entity which was not included in prior year amounts.

Other costs include amortization of other assets and other amounts directly related to sales transaction volume including material costs, credit card fees, travel expenditures, venue costs and other costs. The primary increase relates to an incremental $1.8 million of amortization of intangibles and other assets. In addition, travel and venue were impacted by incremental costs associated with the Investools Investor Conference of $.6 million and higher costs to fulfill workshops held during the current quarter, compared to the first quarter of 2006, given the company held more workshops during current quarter in higher priced markets.

Selling Expense

	Three Months Ended March 31,
(in thousands, except percentages)	2007	2006	% Change
Marketing	$14,708	$8,405	75%
Payroll costs	1,986	1,585	25%
Other	2,510	2,350	7%
Total selling expense	$19,204	$12,340	56%

	% of Revenue
	Three Months Ended March 31,
	2007	2006

Revenue	100%	100%

Marketing	27%	20%
Payroll costs	4%	4%
Other	5%	6%
Total selling expense	35%	29%

Marketing costs increased $7.1 million in the three months ended March 31, 2007 when compared to the same period in 2006, primarily due to increased spending related to our Investools branded events, which are marketed via our DRTV advertising campaign and online media.  In addition, the Company incurred approximately $1.5 million incremental development and agency costs associated with the new DRTV infomercials that first ran during the first quarter of 2007, compared to infomercials that first ran in the prior year first quarter. In addition, the company increased spending in direct mail, and online advertising during the period.

Payroll costs increased in dollars, but remained relatively flat as a percentage of revenue given the combination of an increase in Investools marketed graduates from preview events offset by staffing model adjustments to maintain margins.  Other costs have increased due to an increase in the number of preview events that the Company held in the first quarter of 2007, compared to the prior comparable quarter. In addition, the company visited higher cost cities more frequently during the quarter, which increases travel and venue costs, which are included in other selling accordingly.

General and Administrative Expense

	Three Months Ended March 31,
(in thousands, except percentages)	2007	2006	% Change
Payroll	$15,468	$3,465	346%
Other	6,970	4,610	51%
Total general and administrative expense	$22,438	$8,075	178%

	% of Revenue
	Three Months Ended March 31,
	2007	2006

Revenue	100%	100%

Payroll	28%	8%
Other	13%	11%
Total general and administrative expense	41%	19%

General and administrative expense increased $14.4 million for the three months ended March 31, 2007 when compared to the same period in 2006. The increase was primarily attributable to a $9.3 million increase in compensation expense relating to a modification to an option agreement and restricted stock and options granted to company employees and outside directors, the inclusion of general and administrative expenses associated with thinkorswim from the merger date of approximately $3.1 million which includes payroll and retention bonus accrual and related costs due to increased headcount necessary to service operations, and an increase in professional fees associated with various information technology projects.

Interest Expense

In connection with the merger with thinkorswim on February 15, 2007, the Company began incurring interest expense on notes payable issued in connection with the merger.  For a more detailed discussion of the Company’s Notes Payable, see Notes to Condensed Consolidated Financial Statement Footnote 12 — Notes Payable.

Interest Income

Interest income increased $0.3 million for the three months ended March 31, 2007 when compared to the same period in 2006.  Since the merger with thinkorswim did not take place until February 15, 2007, the Company held significantly more in cash and marketable securities for the 45 days ended February 15, 2007 compared to 2006.  For a more detailed discussion of marketable securities and interest income, see Notes to Condensed Consolidated Financial Statement Footnote 5 — Marketable Securities.

Liquidity

Cash Flows

At March 31, 2007, our principal sources of liquidity consisted of $27.8 million of cash and cash equivalents and marketable securities, as compared to $75.1 million of cash and cash equivalents and marketable securities at December 31, 2005. The biggest reason for the change was the $45.0 million we used as part of the purchase price of the thinkorswim merger on February 15, 2007.

Net cash used in operating activities was $9.3 million for the quarter ended March 31, 2007, compared to cash provided by operations of $16.5 million for the quarter ended March 31, 2006.  While the net loss for the first three months of 2007 was $15.1 million higher than during the same period of 2006, much of this increase was comprised by increases in non-cash charges such as depreciation and amortization and compensation expense stemming from the vesting of stock options and restricted stock , all of which related mainly to the merger with thinkorswim.  One of the primary reasons for the decrease in operating cash flows was a decrease of $12.1 million attributable to the change in accounts receivable.  This was primarily due to the increase in amounts owed from clearing brokers and other receivables held by thinkorswim since acquiring the broker-dealer in addition to an increase in accounts receivable. Also contributing to the decrease in operating cash flows was a $4.9 million net decrease related to lower accounts payable balances and other accrued liability levels, in addition to a $5.6 million cash decrease related to increased prepaid expenses and decreased tax liabilities.

At March 31, 2007, net working capital decreased by $59.1 million to a deficit of $3.1 million, compared to $56.0 million at December 31, 2006, after excluding the change in the current portion of deferred revenue which is substantially a non-cash liability. The primary reason for the decrease in net working capital was a $45.0 million decrease in cash and marketable securities resulting from cash paid in conjunction with the merger with thinkorswim.

We regularly invest our excess cash balances in government agency securities that earned approximately a 4 percent average rate of interest during the year.  At March 31, 2007, we had invested in securities with a fair value of $7.3 million, compared to $22.1 million at December 31, 2006. During the three months ended March 31, 2007, investments either matured or were sold which provided $15.3 million in proceeds, as compared to $1.0 million in proceeds provided from the maturity of investments during the same period in 2006. Due to the merger with thinkorswim, during the quarter ended March 31, 2007, we did not purchase any additional securities, compared to $10.8 million in additional securities purchased during the quarter in 2006.

In 2004, the board of directors authorized a stock repurchase program under which we can repurchase up to 3.5 million shares of our common stock over a two-year period. In June 2006, the board of directors extended the program for an additional two years.  In May 2006, we repurchased 160,000 shares for $1.4 million under the terms of the program.  There were no stock repurchases during the balance of 2006, and during the third quarter of 2005 we repurchased 343,400 shares for a cost of $1.4 million.  As of March 31, 2007, a total of 1.6 million shares had been repurchased for a total cumulative cost of $5.0 million.

thinkorswim is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, as amended, administered by the SEC and the NASD, which requires the maintenance of minimum net capital. thinkorswim is required to maintain net capital of the greater of 6-2/3% of aggregate indebtedness, or $0.3 million. At March 31, 2007, thinkorswim’s net capital requirement was $0.3 million.  At March 31, 2007, thinkorswim had net capital of approximately $15.4 million.  The ratio of aggregate indebtedness to net capital at March 31, 2007 was 32 to 1. thinkorswim is also subject to the Commodity Futures Trading Commission (“CFTC”) Regulation 1.17 (Reg 1.17) under the Commodity Exchange Act, administered by the Commodity Futures Trading Commission and the National Futures Association, which also requires the maintenance of minimum net capital to be the greater of its net capital requirement under Rule 15c3-1 or $30,000.

We expect to continue to use our liquid assets to invest in our infrastructure and fund our operations.

Credit Agreement with JPMorgan

In connection with the merger with thinkorswim (see Note 3), on February 15, 2007 the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and with other lenders from time to time parties thereto.

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

Loans under the facility bear interest, at the borrower’s option, at either (1) a rate equal to the London interbank offered rate (LIBOR), plus an applicable margin, or (2) a rate equal to the higher of (a) the prime rate of JPMorgan and (b) the federal funds effective rate plus 0.50 percent (the “ABR”), plus an applicable margin.

Interest payments on both the term loan A and B facilities were due beginning March 15, 2007, and thereafter at the end of every calendar quarter. In addition to interest, principal payments of $2.5 million are due on the term loan A facility at the end of every calendar quarter, beginning June 30, 2007 through February 2012. In addition to quarterly interest payments, principal payments of $7.5 million are due annually on the term loan B facility, beginning at the end of March 2008 through March 2012. In August 2012, a $37.5 million balloon payment on the term loan B facility is due.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, fundamental changes, investments and acquisitions, sales of assets, sale leasebacks, mergers and consolidations, dividends and other distributions, redemptions, hedging agreements, transactions with affiliates, and maximum fixed charge and total leverage ratios. The Credit Agreement also includes customary events of default, including the occurrence of a change in control. In addition, the Credit Agreement requires that the Company enter into, and for a period of not less than three years beginning March 30, 2007 maintain in effect, one or more hedging agreements, the effect of which is to fix or cap the interest rates applicable to at least 50% of the loan amount. Accordingly, as of March 30, 2007 the Company entered into such hedging agreement.

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

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of March 31, 2007 (in thousands).

Payments due by period	Capital leases(1)	Operating leases(2)	Data & communication purchase agreements(3)	Notes Payable	Management employment agreements(4)	Total contractual obligations
2007	$172	$1,430	$2,436	$7,500	$9,420	$20,958

1 — 3 Years	457	3,079	1,073	35,000	20,972	60,581
Thereafter	94	2,413	—	82,500	1,200	86,207
Total Payments	723	$6,922	$3,509	$125,000	$31,592	$167,746

Less: Amount representing interest (8.0%)	86

Present value of lease payments	637

Less: Current portion	184

Long-term portion	$453

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

In connection with the merger with thinkorswim, certain employees and consultants of thinkorswim have the opportunity to participate in a retention bonus pool which equals, in the aggregate, $20 million, conditioned upon continued employment. The bonuses will be paid in equal annual installments over the three-year period following the closing of the Merger. Such amounts are being expensed over the retention period of three years. The first payment is expected to be made in February 2008.

From time to time we are involved in certain legal actions arising in the ordinary course of business, including inquiries, investigations and proceedings with government agencies and other regulators.  We believe that such litigation and proceedings will be resolved without a material adverse effect to our liquidity, financial position or results of operations.

We establish liabilities when a particular contingency is probable and estimable.  The Company has one contingency with an inestimable loss exposure that has not been accrued, but is reasonably possible. We believe this contingency will be resolved without a material adverse effect to our liquidity, financial position or results of operations.

We are not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on our liquidity, financial position or results of operations.

Concentration Risk

During the three months ended March 31, 2007, the Investor Education segment accessed approximately 44% of our sales transaction volume through co-marketing (Success Magazine and NET Marketing Alliance) relationships. While the loss of the relationships with either of these parties could have a material adverse effect on our financial performance in the short-term, we are constantly pursuing new student acquisition channels and believe business from new and existing channels would replace such lost volumes if they were to occur. There can be no assurance that we would be successful in establishing new channels.

Credit risk is the amount of accounting loss the Company would incur if a counterparty failed to perform its obligations under contractual terms.  Substantially all of the clearing and depository operations of the thinkorswim segment of the Company are performed by its clearing brokers on a fully disclosed basis pursuant to a clearance agreement.

In the normal course of business, the Company’s clearing brokers make margin loans to the Company’s customers which are collateralized by customer securities.  In permitting the customers to purchase securities on margin, the clearing broker is exposed to the risk of a market decline that could reduce the value of the collateral held below the customers’ indebtedness before the collateral can be sold which could result in losses to the clearing broker.  The Company’s agreement with the clearing brokers require the Company to reimburse the clearing brokers for any losses incurred related to customers introduced by the Company.  The Company’s exposure to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets and regulatory changes.  The Company seeks to control the risk associated with customer activities by making credit inquiries when establishing customer relationships and by monitoring customer trading activity.

The Company enters into repurchase agreements under which the Company purchases a security at a specified price with the intention to sell the same security to the same counterparty at a fixed or determinable price at a future date.  The Company has not experienced any losses in such agreements.  Management believes that the Company is not exposed to any significant credit risk from these repurchase agreements.

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

The types of revenues associated to thinkorswim include brokerage commissions, interest and dividends and other brokerage related revenue.  Revenues for commissions and other brokerage related are recorded on a trade date basis.  Interest and dividend revenues are recorded when earned.

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

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS 157 was effective for fiscal years that began after November 15, 2007.  The Company does not believe the impact of SFAS 157 will be material to its consolidated financial statements.

In February 2007, FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) was released. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for the Company beginning January 1, 2008. The Company currently is evaluating the potential effect of SFAS 159 on its financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates or market prices.  The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of our credit agreement with JPMorgan Chase Bank and investment activities that generally bear interest at variable rates.  The Company does not hold any market risk sensitive instruments for trading purposes.

In connection with the merger with thinkorswim on February 15, 2007, the Company entered into a credit agreement with JPMorgan Chase Bank wherein the Company was provided a senior secured variable rate term loan of $125 million to fund a portion of the cash purchase price.  Simultaneous to the funding, the company entered into an interest rate swap that fixed approximately half of the loan facility (see Notes to Condensed Consolidated Financial Statements #12 — Notes Payable for more details regarding the nature of the credit facility and the rate structure).  Based on this outstanding debt obligation, a 1.0% increase in interest rates over the next year would increase our annualized interest expense and related cash payments by approximately $1.3 million; a decrease of 1.0% in interest rates would decrease our annualized interest expense and related cash payments by approximately $1.2 million.  Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods.

As an introducing broker, our subsidiary, thinkorswim, Inc., is the guarantor on margin credit and leverage extended to customers by our outsourced clearing firm, subject to various regulatory and clearing broker margin requirements.  Margin credit is collateralized by cash and securities in the customers’ accounts.  Leverage involves securing a large potential future obligation with a proportional amount of cash or securities.  The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur.  During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation.  The Company is also exposed to credit risk when customers execute transactions, such as short sales of options and equities, that can expose them to risk beyond their invested capital.  Our clearing broker’s account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve.  thinkorswim, Inc. monitors required margin levels on an intra-day basis and, pursuant to such guidelines, requires customers to deposit additional collateral, or to reduce positions, when necessary.

thinkorswim, Inc. earns a net interest spread from our outsourced clearing broker on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances.  The profitability of our margin lending activities depends to a great extent on the difference between interest income earned on margin loans and investments of customer cash and the interest expense paid on customer cash balances and borrowings through our clearing brokers.  Based on our interest revenues during the three months ended March 31, 2007, a 1.0% change in interest rates would have resulted in a $160,000 change in interest revenues for the period.

The Company has invested excess cash in marketable securities that are subject to interest rate risk, which is not considered to be material to us. Based on our average holdings of marketable securities during the three months ended March 31, 2007, a 1.0 % change in average interest rates would have increased or decreased our net loss for the quarter by approximately $40,000.

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

As part of a Company-wide initiative to replace our legacy computer systems, the Company completed an implementation of a new Enterprise Resource Planning (“ERP”) system during March 2007.  As a result of the implementation, internal controls related to user security, account structure and hierarchy, system reporting and approval procedures were modified and redesigned to conform with and support the new ERP system.  Although management believes internal controls have been maintained or enhanced by the ERP system implemented during the quarter, the controls in the newly upgraded environment have not been completely tested.  As such, there is a risk that deficiencies may exist that have not yet been identified and that individually could constitute significant deficiencies or in the aggregate, material weakness.  Management will be performing tests of controls relating to the new ERP environment over the course of 2007.  There have been no other significant changes in the Company’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company continues to work on the Customer Relationship Management (“CRM”) implementation which is expected to replace additional legacy systems and integrate with the ERP system later in the year. The phased-in approach the Company took to the implementation reduced the risks associated with making these changes.

PART II - OTHER INFORMATION

Item 1.                          Legal Proceedings

Information regarding our legal proceedings can be found under the “Litigation” section of the “Commitments and Contingencies” footnote to the Condensed Consolidated Financial Statements.

Item 1a.                    Risk Factors

There have been no material changes in the Company’s risk factors that we disclosed in “Item 1A. Risk Factors” of our Form 10-K for 2006 since the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, other than as set forth below. We merged with a securities broker-dealer, and are now deemed to be subject to the following risk factors inherent in that business.

thinkorswim operates in a highly regulated industry and compliance failures could adversely affect our business.

Our securities broker-dealer segment operates under extensive regulation, which increases our cost of doing business and may be a limiting factor on the operations and development of our business. Our securities broker-dealer business and operations are subject to regulation by the Securities and Exchange Commission (“SEC”), the National Association of Securities Dealers (“NASD”), national security exchanges  and state securities commissions. We also may be subject to regulation by securities regulatory authorities in foreign countries where our customers are located. The securities industry in the United States covers all aspects of the securities business, including:

•   sales and marketing methods;

•   trade practices;

•   use and safekeeping of customer funds and securities;

•   capital structure;

•   record-keeping;

•   financing of customers’ purchases; and

•   conduct of directors, officers and employees.

Our securities broker also provides futures brokerage services. The futures industry is also subject to comprehensive statutes, rules and regulations, including margin requirements, trading restrictions, customer regulations and net capital requirements. Participants in the futures industry are subject to  regulation by the Commodity Futures Trading Commission (“CFTC”), the National Futures Association (“NFA”) and other self-regulatory organizations.  The regulation of futures transactions in the United States is a rapidly changing area of law and is subject to modification by government and judicial action.

Failure to comply with any of the laws, rules or regulations applicable to us, even inadvertently, could lead to adverse consequences including censure, fine, the issuance of cease-and-desist orders or the suspension or disqualification of directors, officers or employees. Any of these consequences could adversely affect our securities broker-dealer business and/or our futures business. It is also possible that any noncompliance could subject us to investigations, fines and other penalties from regulatory agencies and bodies, criminal penalties and civil lawsuits. An adverse ruling against us or our officers or other employees could cause our subsidiaries or our officers and other employees to pay substantial fines or settlements, and could result in our and their suspension or expulsion. Any of these events could have a material adverse effect on our brokerage business.

Servicing customers outside the United States involves special challenges that we may not be able to meet, which could negatively impact our financial results.

Since our services are available over the Internet in foreign countries and we have customers residing in foreign countries, foreign jurisdictions may claim that we are required to qualify to do business in their country. We believe that the number of our customers residing outside of the United States will increase over time. We will be required to comply with the laws and regulations of each country in which we conduct business, including laws and regulations currently in place or which may be enacted related to Internet services available to their citizens from service providers located elsewhere. Any failure to develop effective compliance and reporting systems could result in regulatory penalties in the applicable jurisdiction, which could have a material adverse effect on our business, financial condition and operating results.

We are subject to various forms of credit risk, and those risks could have a material adverse effect on our financial situation.

Credit risk may arise, for example, from holding securities of third parties; executing securities or futures trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries; and extending credit to our clients through margin loans or other arrangements, including forex transactions.

Many of our customer accounts of our securities broker-dealer business are margin accounts. Our customer futures accounts trade on margin as well. In margin transactions, we may be obligated for credit extended to our customers by our clearing firms, subject to various regulatory and clearing firm margin requirements. Margin credit is collateralized by cash and securities in the customers’ accounts. We also execute customer transactions involving the sale of securities not yet purchased which result in us extending leverage to our customers. Leverage involves securing a large potential future obligation with a proportional amount of cash or securities. We introduce forex transactions to Penson, which involve substantial amounts of leverage. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. When we extend margin or our customers use leverage, we may be exposed to significant off-balance-sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. In the event customers fail to satisfy their obligations, we may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations.

We expect this kind of exposure to increase with growth in our overall our securities broker-dealer and other brokerage businesses. Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit, leverage and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations. The amount of risk to which we are exposed from the leverage we extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices.

Our risk management policies and procedures may not be effective and may leave us exposed to unidentified or unexpected risks.

Our policies, procedures and practices used to identify, monitor and control a variety of risks may fail to be effective. As a result, we face the risk of losses, including losses resulting from firm errors, customer defaults, market movements, fraud and money-laundering. Our risk management methods rely on a combination of technical and human controls and supervision that are subject to error and failure. Some of our methods of managing risk are based on internally developed controls and observed historical market behavior, and also involve reliance on industry standard practices. These methods may not adequately prevent future losses, particularly as they relate to extreme market movements, which may be significantly greater than the historical measures indicate. These methods also may not adequately prevent losses due to technical errors if our testing and quality control practices are not effective in preventing technical software or hardware failures.

Failure to comply with net capital requirements could adversely affect our business.

The SEC and the NASD have stringent rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and introducing brokers. Our broker-dealer subsidiary is required to comply with these net capital requirements. If we fail to maintain the required net capital, the SEC could fine us or even suspend or revoke our registration, or the NASD could sanction us, including by limiting our growth or expelling us from membership. Any of these actions could have a material adverse effect on our securities broker-dealer business. If such net capital rules are changed or expanded, or if there is an unusually large charge against our net capital, operations that require the use of capital would be restricted. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our then present levels of business, which could have a material adverse effect on our business, financial condition, results of operations and prospects. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” for a discussion of our net capital position.

We have net capital requirements under CFTC and CFA regulations; however, because we are an introducing broker and our net capital requirements under the SEC rules are greater than our net capital requirements would be if we were only registered as an introducing broker, the SEC net capital rule governs our capital requirements on the futures side as well.

As a holding company, we access the earnings of our broker-dealer subsidiary through the receipt of dividends from that subsidiary. Net capital requirements may limit our ability to access those earnings.

We are dependent on clearing agents, including Penson Financial Services, Inc., and any failures by them or difficulties in our relationships could materially harm our business.

Our securities broker-dealer business and our futures brokerage business is dependent on Penson Financial Services, Inc. (“Penson”) and certain other clearing agents, including Merrill Lynch, Pierce, Fenner & Smith Incorporated (“ML”), for the clearing and orderly processing of our transactions and the holding of our customers accounts and securities and futures positions. Our clearing agreements with Penson, ML, and our other clearing firms may be terminated by any of the parties upon prior written notice. Breaches or termination of these agreements or the clearing firms’ agreements with their third-party suppliers and sources of financing could harm our securities broker-dealer business. Termination of our relationship with Penson, ML, or any of our other clearing firms could have a material adverse effect on our business. We would have to enter into agreements with other clearing firms and there is no assurance we could enter into agreements on favorable or satisfactory terms. Moreover, we have agreed to indemnify and hold harmless our clearing firms from certain liabilities or claims, including claims arising from the transactions of our customers, and may incur significant costs as a result of customer losses.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                          Defaults upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

On January 17, 2007, we held a special meeting of stockholders.  The purpose of the meeting was to:

1.               Approve the issuance of shares of our common stock in connection with the merger of thinkorswim Group, Inc. and grants of options to purchase our common stock to the certain employees and consultants to thinkorswim;

2.               Approve the amendment to our Certificate of Incorporation to increase the authorized common stock to 100 million shares;

3.               Approve amendments to the Company’s 2001 Stock Option Plan to increase the number of shares of common stock available for issuance thereunder from 8 million to 12 million shares, and to expand potential award recipients to include consultants of the Company; and

4.               Approve the adjournment of the meeting.

The following table provides the number of votes cast related to each proposal:

	For	Against	Abstain
Approve the issuance of additional shares and stock options in connection with the merger	25,154,229	77,870	21,569

Approve amendment to increase the number of authorized shares	26,063,848	164,582	25,237

Approve amendment to 2001 Stock Option Plan	22,043,510	4,162,602	47,555

Approve the meeting adjournment	19,639,420	6,589,644	24,604

Item 5.                          Other Information

None.

Item 6.                          Exhibits

(a)   Exhibits:

3.1	Restated Certificate of Incorporation of Investools Inc.

10.1

Stockholders’ Agreement dated as of February 15, 2007. (Incorporated by reference from Exhibit 2 to Schedule 13D filed by Tom Sosnoff with respect to Investools Inc. with the Securities and Exchange Commission on February 23, 2007.)

10.2	Credit Agreement, dated as of February 13, 2007, among Investools Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

10.3	Amended and Restated Executive Employment Agreement, dated February 15, 2007, between Investools and Lee Barba.

10.4	Amended and Restated Executive Employment Agreement, dated February 15, 2007, between Investools and Ida Kane.

10.5	Amended and Restated Executive Employment Agreement, dated February 15, 2007, between Investools and Ainslie J. Simmonds.

10.6	Executive Employment Agreement, dated February 15, 2007, between Investools and Tom Sosnoff.

10.7	Option Grant Agreement, dated February 15, 2007, between Investools and Tom Sosnoff

10.8	Executive Employment Agreement, dated February 15, 2007, between Investools and Scott Sheridan

10.9	Option Grant Agreement, dated February 15, 2007, between Investools and Scott Sheridan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Investools Inc.

/s/ IDA K. KANE
Ida K. Kane Chief Financial Officer A duly authorized officer of the Registrant
Date: May 10, 2007