Form 10-Q
period 2007-06-30
INVESTOOLS INC
filed 2007-08-09
CIK 1145124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED June 30, 2007

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

Common Stock: 65,599,796 as of August 9, 2007

INVESTOOLS INC. AND SUBSIDIARIES
Report on Form 10-Q
Quarter Ended June 30, 2007

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

INVESTOOLS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$31,132	$52,923
Marketable securities	2,792	22,141
Accounts receivable, net of allowance ($338 and $74)	20,843	5,885
Receivable from clearing brokers	8,881	—
Income tax receivable	8,376	—
Deferred tax asset	7,234	—
Other current assets	7,391	10,056
Total current assets	86,649	91,005

Long-term restricted cash	382	377
Goodwill	207,235	18,085
Intangible assets, net of accumulated amortization ($9,861 and $4,154)	139,185	2,936
Software development cost, net of accumulated depreciation ($1,937 and $274)	20,622	12,584
Furniture and equipment, net of accumulated depreciation ($6,929 and $4,790)	8,237	5,253
Other long-term assets	21,982	1,397

Total assets	$484,292	$131,637

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of deferred revenue	$137,747	$120,919
Other current liabilities	22,471	15,958
Accounts payable	12,466	4,388
Accrued payroll	9,196	4,870
Accrued tax liabilities	8,219	9,602
Current portion of capitalized lease obligations	198	180
Current portion of notes payable	17,500	—
Total current liabilities	207,797	155,917

Long-term portion of deferred revenue	43,514	38,656
Capitalized lease obligations	425	500
Notes payable	105,000	—
Deferred income taxes	12,955	—
Other long-term accrued liabilities	56	215
Total liabilities	369,747	195,288

Stockholders’ equity (deficit):
Common stock $0.01 par value (65,593 and 45,264 shares issued and outstanding, respectively)	656	453
Additional paid-in capital	322,000	128,115
Accumulated other comprehensive income	—	3
Accumulated deficit	(208,111)	(192,222)
Total stockholders’ equity (deficit)	114,545	(63,651)

Total liabilities and stockholders’ equity (deficit)	$484,292	$131,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		Restated		Restated
Revenue	$77,617	$43,447	$132,474	$86,121
Costs and expenses
Cost of revenue	37,293	35,851	69,898	64,550
Selling expense	16,895	12,166	36,365	24,506
General and administrative expense	15,425	8,608	37,075	16,676
Special charges	838	2,624	965	2,990
Total costs and expenses	70,451	59,249	144,303	108,722

Income (loss) from operations	7,166	(15,802)	(11,829)	(22,601)

Other (expense) income
Interest expense	(2,309)	(17)	(3,777)	(31)
Interest income	209	604	861	964
Other	7	—	6	2
Other (expense) income	(2,093)	587	(2,910)	935

Net income (loss) before income taxes and cumulative effect of accounting change	5,073	(15,215)	(14,739)	(21,666)
Income tax provision	1,117	28	1,150	56

Net income (loss) before cumulative effect of accounting change	3,956	(15,243)	(15,889)	(21,722)
Cumulative effect of accounting change	—	—	—	48

Net income (loss)	$3,956	$(15,243)	$(15,889)	$(21,674)

Net income (loss) per common share:
Basic	$0.06	$(0.34)	$(0.26)	$(0.48)
Diluted	$0.06	$(0.34)	$(0.26)	$(0.48)

Weighted average common shares outstanding — basic	65,379	45,067	60,368	44,943
Weighted average common shares outstanding — diluted	68,416	45,067	60,368	44,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006
		Restated
Cash flows from operating activities:
Net loss	$(15,889)	$(21,674)
Reconciling adjustments:
Depreciation and amortization	8,660	2,316
Deferred taxes	767	56
Stock compensation expense	11,534	491
Amortization of exclusivity rights	1,620	—
Amortization of debt issuance costs	451	—
Provision for sales return reserve	588	545
Provision for lease termination	136	213
Provision for (recovery of) bad debt	264	(35)
Loss (gain) on sale of assets	21	(10)
Impairment of capitalized software development	—	1,464
Loss on marketable securities	4	—
Changes in operating assets and liabilities, net of the effect of acquired businesses:
Accounts receivable	(13,669)	461
Receivable from clearing brokers	(4,533)	—
Income tax receivable	44	—
Other assets	3,111	(1,659)
Accounts payable	(4,813)	1,248
Deferred revenue	22,289	45,795
Accrued payroll	426	328
Other liabilities	(6,870)	600
Accrued tax liabilities	(12)	1,770
Net cash provided by operating activities	4,129	31,909

Cash flows from investing activities:
Purchases of marketable securities	—	(23,403)
Proceeds from the sale or maturity of marketable securities	19,811	2,500
Proceeds from the sale of equipment	25	10
Payments for capitalized software development costs	(3,801)	(3,473)
Purchases of furniture and equipment	(1,777)	(1,999)
Cash paid in business acquisitions, net of cash received	(158,641)	—
Net cash used in investing activities	(144,383)	(26,365)

Cash flows from financing activities:
Payments on capital leases	(91)	(70)
Payments on note payable	(2,500)	—
Changes in long-term restricted cash	(5)	4,717
Proceeds from note payable	125,000	—
Payment of debt issuance costs	(4,539)	—
Repurchase of stock	—	(1,360)
Proceeds from exercise of stock options	598	672
Net cash provided by financing activities	118,463	3,959

Increase (decrease) in cash and cash equivalents	(21,791)	9,503
Cash and cash equivalents:
Beginning of period	52,923	11,466

End of period	$31,132	$20,969

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,865	$31

Supplemental non-cash disclosures:
Equipment financed with capital lease obligations	$34	$183
Licensing contracts financed with vendors	$—	$350
Software development, and furniture and equipment costs financed through accounts payable and other liabilities	$2,241	$—
See Note 3 for additional information about the merger with thinkorswim

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

The condensed consolidated financial statements include the accounts of Investools Inc. and its wholly-owned subsidiaries  (the “Company” or “Investools”). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”) and do not include all the information and footnotes required by accounting principles generally accepted in the United States. However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

The Company has accordingly restated operating results for each of the first three quarters of 2006 to appropriately reflect recognition of the additional revenue earned. In addition, the Company restated operating results for sales tax accrued in the first quarter of 2006.  The aggregate impact of the restatement in the accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006 is an increase in revenue recognized under generally accepted accounting principles (“GAAP”) of $5.1 million and $9.0 million, respectively, an increase in selling expense of zero and $0.5 million, respectively, and a reduction to net loss of $5.1 million and $8.5 million, respectively.  These adjustments also resulted in related changes to long-term deferred tax assets, short-term deferred tax liabilities, current and long-term deferred revenue, accrued sales taxes, the reserve for sales returns, and accumulated deficit.  There was no impact from the restatement on net cash provided by operating activities, net cash used in investing activities, or net cash provided by financing activities.  Further explanations of the restated financial statements can be found in the audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K.

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

Use of Estimates

Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and the reported amounts of sales return reserve, revenues and expenses.  Management believes the most significant estimates and assumptions are associated with the valuation of intangibles, goodwill, taxes, deferred revenue, and the reserve for sales returns.  If the underlying estimates and assumptions upon which the financial statements are based change in future periods, actual amounts may differ from those included in the Condensed Consolidated Financial Statements.

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

Income Taxes

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The adoption of FIN 48 did not have a material effect on the financial statements as of the adoption date and as of June 30, 2007.  As a result, there was no cumulative effect related to adoption.  As of January 1, 2007, the Company had no unrecognized tax benefits.

The Company is continuing its practice of recognizing interest and/or penalties related to income tax matters as a component of tax expense in the Condensed Consolidated Statements of Operations.

Tax years 2003 through 2006 and 2002 through 2006 are subject to examination by federal and state taxing authorities, respectively.  The Company is currently under examination by the Internal Revenue Service for the tax years ended December 31, 2004 and 2005.  It is likely the examination phase of the audit will conclude in 2007.  The Company expects the audit to be concluded without a material impact to the financial statements.

Tax expense, in the amount of $1.2 million, was recorded in the second quarter of 2007 and relates to the use of a portion of our net operating losses (“NOLs”) which created deferred tax expense that was not offset by the related release of valuation allowance on those NOLs.  The tax benefit resulting from valuation release was credited to goodwill instead of tax expense, since the valuation allowance on those NOLs was originally established in purchase accounting.

Sales Taxes

The Company records taxes collected from customers on a net basis, excluded from revenues.

Revenue Recognition

As a result of the merger with thinkorswim in February 2007, the Company has two segments: the Investor Education segment and thinkorswim segment.  The following paragraphs summarize the revenue recognition policies for each reporting segment.

Investor Education Segment

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”, and EITF No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables”. Revenue is not recognized until it is realized or realizable and earned. The criteria to meet this guideline are: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price to the buyer is fixed or determinable; and (iv) collectibility is reasonably assured.

The Company sells its products separately and in various bundles that contain multiple deliverables that include on-demand coaching services, website subscriptions, educational workshops, online courses, along with other products and services. In accordance with EITF 00-21, sales arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (i) the product has value to the customer on a standalone basis; (ii) there is objective and reliable evidence of the fair value of undelivered items; and (iii) delivery or performance of any undelivered item is probable and substantially in our control. The fair value of each separate element is generally determined by prices charged when sold separately. In certain arrangements, Investools offers these products bundled together at a discount. The discount is allocated pro rata to each element based on the relative fair value of each element when fair value support exists for each element in the arrangement. If fair value of all undelivered elements in an arrangement exists, but fair value does not exist for a delivered element, then revenue is recognized using the residual method. Under the residual method, the fair value of undelivered elements is deferred and the remaining portion of the arrangement fee (after allocation of 100 percent of any discount to the delivered item) is recognized as revenue. The Company provides some limited rights of return in connection with its arrangements. The Company estimates its returns based on historical experience and maintains an allowance for estimated returns, which has been reflected as an accrued liability. Each transaction is separated into its specific elements and revenue from each element is recognized according to the following policies:

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

thinkorswim Segment

The types of revenues associated with thinkorswim include brokerage commissions, interest and dividends and other brokerage related revenue.  Revenues for commissions and other brokerage related are recorded on a trade date basis.  Interest and dividend revenues are recorded when earned.

Accounting Pronouncements Issued Not Yet Adopted

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for fiscal years that begin after November 15, 2007.  The Company is currently evaluating the potential effect of SFAS 157 on its financial statements.

In February 2007, FASB Statement No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities” was released. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for the Company beginning January 1, 2008. The Company is currently evaluating the potential effect of SFAS 159 on its financial statements.

Reclassifications

Certain amounts in the June 30, 2006 Condensed Consolidated Financial Statements have been reclassified to conform to the current period’s presentation. Additionally, in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2006, approximately $3.5 million related to payments for capitalized software development costs have been reclassified from purchases of furniture and equipment to conform to the current period’s presentation. In the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2007, approximately $4.5 million of debt issuance costs relating to the period ending March 31, 2007 were reclassified from Cash flows from operating activities to Cash flows from financing activities.  In the Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 certain payroll related costs were reclassified from General and administrative expense to Selling expense and Cost of revenue to conform to the current period’s presentation.  These reclasses resulted in a decrease of approximately $0.8 million in General and administrative expense and increases of $0.5 million and $0.3 million to Cost of revenue and Selling expense, respectively.

3.   Acquisitions

In September 2006, the Company and thinkorswim, a Delaware corporation, entered into an Agreement and Plan of Merger pursuant to which Investools would acquire 100% of the outstanding stock of thinkorswim.  On February 15, 2007, the Company’s wholly-owned subsidiary, Atomic Acquisition Corp., merged with and into thinkorswim, and the results of thinkorswim’s operations have been included in the Condensed Consolidated Financial Statements since that date. thinkorswim shareholders received net merger consideration of $170.0 million in cash and 19.1 million shares of stock valued at $8.75 per share. The total purchase price of $368.2 million included cash of $190.0 million, shares of common stock worth $167.2 million, and $11.0 million in direct acquisition costs. In connection with the merger, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. provided the Company a senior secured term loan of $125 million to fund a portion of the cash purchase price.

As part of the Merger Agreement, Investools agreed to issue up to a maximum of 728,608 additional shares of common stock to thinkorswim shareholders in the event the stock’s average trading price fell below $8.75 per share during the twenty-day period prior to certain dates subsequent to the Merger (with an $8.00 floor on such share price).  The various dates are those on which specific groups of thinkorswim shareholders are first permitted to sell Investools shares, or portions thereof, that they received as merger consideration.  The potential dates specified fall between six months and six years after the Merger closes.  At the time the Merger was announced, the fair market value of Investools stock was $8.59.  Because the additional shares are contingently issuable if the price falls below $8.75 per share, the value of the portion of the purchase price attributable to the issuance of common stock has been increased to $8.75 per share in accordance with EITF No. 97-15, “Accounting for Contingency Arrangements Based on Security Prices in a Purchase Business Combination”.

The purchase price has been preliminarily allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The excess purchase price over the fair value of tangible and intangible assets and liabilities assumed was recorded as goodwill. The fair values of intangible assets were based upon a third party valuation of identifiable intangible assets acquired, including useful lives. The following table summarizes the preliminary allocation of the purchase consideration (in thousands):

Purchase Price Allocation:
Current assets	$57,251
Property and equipment	2,411
Intangible assets:
Customer relationships	93,400
Trade name	16,100
Non-compete agreements	2,500
Technology	28,950
Goodwill	190,283
Deferred tax assets	48,533
Other long-term assets	8,529
Total assets acquired	447,957

Current liabilities	(25,392)
Deferred tax liability related to value assigned to intangibles	(54,385)
Total liabilities assumed	(79,777)
Net assets acquired	$368,180

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

In connection with the merger with thinkorswim, certain employees and consultants of thinkorswim have the opportunity to participate in a retention bonus pool which equals, in the aggregate, $20 million conditioned upon continued employment. The bonuses will be paid in equal annual installments over the three-year period following the closing of the Merger. Such amounts are being expensed over the retention period of three years. The first payment is expected to be made in February 2008.  The accrual for retention bonuses is included in the Condensed Consolidated Balance Sheets within Accrued payroll.

In addition, the Company granted certain employees and consultants of thinkorswim options to purchase 2,255,563 shares of Common Stock which vests over four years, under the Company’s 2001 Stock Option Plan, half with an exercise price equal to the fair market value of the underlying Common Stock at the time of grant, and half with an exercise price equal to 150% of such fair market value.

In connection with the acquisition approximately $8.5 million has been placed in escrow pending the resolution of various contingencies involving legal and tax-related matters. When the resolution of the contingencies are determinable beyond a reasonable doubt, this amount will be recorded as goodwill. Subsequent to the purchase date such payments totaled $15,000 as of June 30, 2007. The escrow amount is included in the Condensed Consolidated Balance Sheets within Other long-term assets.

The following table contains unaudited actual results of operations for the three months ended June 30, 2007 and pro forma results of operations for the six months ended June 30, 2007 and the three and six months ended June 30, 2006. The pro forma results of operations give pro forma effect as if the merger had occurred on January 1, 2006, after giving effect to certain adjustments including the amortization of the intangible assets, interest expense, tax adjustments, and assumes the purchase price has been allocated to the assets purchased and the liabilities assumed based on their values at the date of purchase.  The effect of the change in fair value of the interest rate swap (See Note 12) has not been included in the following pro forma results of operations.  The following unaudited pro forma results of operations are presented for illustrative purposes only, and are not necessarily indicative of the operating results that would have occurred had the transaction been consummated for the dates indicated.  Furthermore, such unaudited pro forma results of operations are not necessarily indicative of future operating results of the combined companies, due to changes in operating activities following the purchase, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2007	2006	2007	2006
Revenue	$77,617	$58,406	$142,591	$114,268
Net income (loss)	$3,956	$(19,823)	$(16,593)	$(31,147)

Net income (loss) per share:
Basic	$0.06	$(0.31)	$(0.25)	$(0.49)
Diluted	$0.06	$(0.31)	$(0.25)	$(0.49)

4.   Capitalized Software Development Costs

For internal use software the Company complies with The American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1  (“SOP 98-1”), “Accounting For Cost of Computer Software Developed or Obtained for Internal Use”, and EITF No. 00-2, “Accounting for Website Development Costs”. In accordance with SOP 98-1, software development costs incurred as part of an approved project plan that result in additional functionality to internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software. During the three and six months ended June 30, 2007 and 2006, the Company capitalized $4.7 million and $8.9 million and $0.4 million and $1.9 million, respectively, of software development costs related to the implementation of the Company’s integrated enterprise resource planning and customer relationship management software solution, internal use software for the development of the Investor Toolbox™ website and software and website assets developed for internal use by thinkorswim.

Amortization of software developed for internal use begins when the internal use software is ready for its intended use, and is calculated on a straight-line basis over the estimated life of the product.  The Investor Toolbox™ application was placed in service during the latter part of 2006, the integrated enterprise resource planning software was placed in service in March 2007. The software and website assets developed for internal use by thinkorswim were placed in service on various dates throughout the quarter.  The customer relationship management software is expected to be placed in service in the third quarter of 2007.  Amortization expense during the three and six months ended June 30, 2007 was approximately $0.6 million and $1.3 million, respectively. There was no amortization expense during the three and six month periods ended June 30, 2006.

5.   Marketable Securities

The Company invests excess cash in marketable securities, primarily government backed securities with maturities ranging from five to 19 months. At June 30, 2007 and December 31, 2006, the cost of these securities was $2.8 million and $22.1 million, respectively. The Company has classified these marketable securities as available for sale under Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the securities are recorded at fair value and any unrealized gains or losses are included in accumulated other comprehensive income within Stockholders’ equity (deficit) in the Condensed Consolidated Balance Sheets. Gains are recognized when realized and are recorded in the Company’s Condensed Consolidated Statement of Operations in other income. Losses are recognized as realized or when management has determined an other-than-temporary decline in fair value has occurred. There were $400 and $4,000 of realized losses recognized in the three and six months ended June 30, 2007, respectively, and no realized gains or losses recognized in the three and six months ended June 30, 2006, respectively. Certain of these securities were purchased at a discount or premium, which are being amortized into interest income over the maturity of the security. The Company recognized interest income of $0.1 million and $0.6 million in the three-month periods ended June 30, 2007 and 2006 and $0.3 million and $0.8 million in the six-month periods ended June 30, 2007 and 2006. The market value of these marketable securities, reflected in the balance sheet at June 30, 2007 and December 31, 2006, were $2.8 million and $22.1 million, respectively. Gross unrealized holding gains were $400 at June 30, 2007 and $3,000 at December 31, 2006.

6.   Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased, are composed of the following at June 30, 2007 (in thousands):

	Securities Owned	Securities Sold, Not Yet Purchased
Options	$199	$149
Equities and other	785	998
	$984	$1,147

Securities owned and securities sold, not yet purchased are included in Other current assets and Other current liabilities, respectively, within the Condensed Consolidated Balance Sheets.

7.   Inventories

Inventories are stated at the lower of cost or market value (using the first-in, first-out method). The Company’s inventories consist of manuals and DVDs that comprise the Company’s educational products. At June 30, 2007 and December 31, 2006, $0.5 million and $0.1 million, respectively, in net inventories were included as part of Other current assets within the Condensed Consolidated Balance Sheets.

8.              Acquired Intangibles

Amortizable Intangibles

Amortizable acquired intangibles with finite lives as of June 30, 2007 and December 31, 2006 were as follows (in thousands):

	As of June 30, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Customer relationships	$93,400	$(3,397)	13.1 years	$—	$—	—
Technology and other	35,330	(5,335)	6.5 years	5,380	(3,403)	3.1 years
Non competition	3,390	(1,129)	2.6 years	890	(751)	1.1 years
Total amortizable intangibles	$132,120	$(9,861)	11.3 years	$6,270	$(4,154)	3.0 years

For the three and six months ended June 30, 2007, amortization expense was $3.7 million and $5.7 million, respectively as compared to $0.6 million and $1.3 million for the same periods in 2006. Customer relationships are being amortized on an accelerated basis.

Estimated future amortization expense is as follows (in thousands):

2007 Remaining	$7,460
2008	14,785
2009	15,185
2010	13,483
2011	12,755
Thereafter	58,591
Total estimated amortization expense	$122,259

Non-amortizable Intangibles

Trademarks and trade names are not amortized and have indefinite lives as of June 30, 2007.  The Company recorded $0.8 million as a result of the acquisition of Prophet Financial Systems, Inc. (“Prophet”) in 2005 and $16.1 million as a result of the acquisition of thinkorswim in the first quarter of 2007.

9.   Stock-Based Compensation

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

Stock Options

The Investools 2001 Stock Option Plan is the only plan out of which the Company currently can grant options. The plan was approved by stockholders in December 2001. On June 15, 2006, stockholders approved a proposal amending the plan to increase the total number of shares available for grant under this plan for issuance to officers, directors and employees from six million to eight million. In connection with its proposed merger with thinkorswim, the Company filed a proxy statement with the SEC on December 13, 2006 that contained a proposal to increase the total number of shares available for grant under this plan to 12 million, and to also make options available thereafter to consultants of the Company. The proposal was approved by stockholders in January 2007.  Stock options have typically been granted at fair market value of the Company’s common stock at the date of grant, and generally expire ten years from the date of grant. The shares are issuable from the Company’s authorized but unissued shares, or they may be issued out of treasury stock, if any. Based on awards previously granted to employees, directors and outside consultants, the number of shares available for future stock option grants were 5,242,643 at June 30, 2007.

The total compensation expense related to the Company’s stock option plans and which was included in results of operations within the Condensed Consolidated Statements of Operations was $1.5 million and $11.0 million for the three and six months ended June 30, 2007, respectively, as compared to $0.2 million and $0.5 million for the same periods in 2006. In addition, costs of $39,000 and $61,000, respectively, were capitalized and included in software development costs during the three and six months ended June 30, 2007.  The tax benefits potentially realizable from stock option exercises was $0.2 million and $0.3 million for the three and six months ending June 30, 2007, and $0.3 million and $0.6 million for the three and six months ending June 30, 2006, respectively.  However, the Company was not able to recognize these tax benefits due to its existing, fully-reserved net operating loss carry forward. Until the tax deduction can be utilized to reduce taxes payable, the realization of these tax benefits will not be recognized, and cash flows from financing activities presented in the Condensed Consolidated Statements of Cash Flows will not include the tax effect of the option exercises.

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted average assumptions for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Dividend yield	—	—	—	—
Risk-free interest rate	4.59%	5.07%	4.71%	5.07%
Volatility	55.0%	55.9%	55.2%	55.9%
Expected lives	6.3 years	6.3 years	6.7 years	6.3 years
Weighted average fair value of options granted	$8.49	$5.32	$8.61	$5.32

The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, and the expected future exercising patterns for those same homogeneous groups.  The Company used the simplified method for determining the expected lives of options granted with exercise prices equal to the stock’s fair market value on the grant date. For options with exercise prices higher than fair market value on the grant date, the expected term represents the period of time the options are expected to be outstanding, given the anticipated behavior of different groups of employees.  The expected volatility is based upon a blend of the Company’s historical volatility of its stock price, and the historical volatility of the stock price of one of the Company’s industry peers.

The following table represents stock option activity for the six months ended June 30, 2007:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contract life
Outstanding options at January 1, 2007	3,475,890	$3.00
Granted	2,988,313	$15.69
Exercised	(147,527)	$4.05
Expired	—	—
Forfeited	(116,467)	$10.01

Outstanding at June 30, 2007	6,200,209	$8.96	6.9 years

Exercisable June 30, 2007	2,793,105	$1.28	4.4 years

At June 30, 2007, the aggregate intrinsic value of options outstanding was $29.2 million and the aggregate intrinsic value of exercisable options was $24.2 million. The total intrinsic value of options exercised was $0.6 million and $1.3 million for the three and six months ended June 30, 2007, and $2.4 million and $3.6 million for the three and six months ended June 30, 2006, respectively.

At June 30, 2007, there was $19.8 million of unrecognized compensation cost related to options which is expected to be recognized over a weighted-average period of 3.8 years.

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

During 2002, the Company’s chief executive officer was granted an option for up to 550,000 shares of common stock, the vesting of which was contingent upon an event occurring in the future that as of December 31, 2006 was not probable of taking place. In February 2007, the terms were modified by the Compensation Committee of the Board of Directors so that the option for 550,000 shares is now fully vested which resulted in recording $8.5 million in compensation expense in general and administrative expense in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2007.

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

There are 324,250 shares of Company common stock available for issuance under the 2004 Restricted Stock Plan as of June 30, 2007.  Shares of Company common stock awarded under the plan may be either previously authorized but unissued shares or issued shares which have been reacquired by the Company after their original issuance (including but not limited to shares purchased on the open market).

A summary of the status of the Company’s nonvested shares as of June 30, 2007, and changes during the six months ended June 30, 2007, is as follows:

	Number of nonvested shares	Weighted-average fair value at the grant date
Nonvested shares at January 1, 2007	3,000	$5.18
Granted	172,750	$14.00
Vested	(3,000)	$5.18
Forfeited	(5,000)	$16.40

Nonvested shares at June 30, 2007	167,750	$13.93

As of June 30, 2007, there was $1.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Plan.  The expense is expected to be recognized over a weighted-average period of 1.8 years.  The compensation cost related to restricted stock issued under the 2004 Plan and included in operating expenses within the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2007 was $0.3 million and $0.5 million, respectively, and $2,848 and $6,273 for the three and six months ended June 30, 2006, respectively. The fair value of the restricted stock awards is recognized in compensation expense as the restrictions lapse over their respective vesting periods based on their fair value on the date of grant.

The total fair value of shares vested during the three and six months ended June 30, 2007 was $0 and $47,070, respectively.  There were no shares that vested during the three and six months ended June 30, 2006.

10.   Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Potential common stock equivalents amounting to 6.4 million for the six months ended June 30, 2007 and 3.7 million for the three and six months ended June 30, 2006 are excluded from the computation because their effect is anti-dilutive.

The following table presents the calculation for the number of shares used in the basic and diluted net income (loss) per share computations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average shares used to calculate basic net income (loss) per share	65,379	45,067	60,368	44,943
Stock options	2,869	—	—	—
Non-vested restricted stock	168	—	—	—
Weighted average common and potential common shares used to calculate diluted net income (loss) per share	68,416	45,067	60,368	44,943

11.   Comprehensive Income (Loss)

Supplemental information on comprehensive income (loss) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$3,956	$(15,243)	$(15,889)	$(21,674)
Net unrealized loss on marketable securities	(5)	(96)	(3)	(140)
Net comprehensive income (loss)	$3,951	$(15,339)	$(15,892)	$(21,814)

12.   Notes Payable

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

Interest payments on both the term loan A and B facilities are due beginning March 15, 2007, and thereafter at the end of every calendar quarter. In addition to interest, principal payments of $2.5 million are due on the term loan A facility at the end of every calendar quarter, beginning June 30, 2007 through February 2012, of which the first payment was made June 29, 2007. In addition to quarterly interest payments, principal payments of $7.5 million are due annually on the term loan B facility, beginning at the end of March 2008 through March 2012. In August 2012, a $37.5 million balloon payment on the term loan B facility is due.

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

The Credit Agreement also requires that the Company maintain hedging agreements for at least three years in order to cap variable interest rates applicable to at least 50 percent of the combined term loans.  Accordingly, the Company entered into a four-year, interest rate swap arrangement with JPMorgan, effective beginning March 30, 2007.  The swap changes the variable-rate cash flow exposure on half the term loans’ outstanding balances to a fixed-rate cash flow.  Under the terms of the swap, at the end of each calendar quarter the Company receives variable interest rate payments based on the same rate index applicable to the term loans’ LIBOR-based alternative, and makes 4.955 percent fixed interest rate payments. Both rates are applied to amounts equal to 50 percent of the then outstanding term loan balances. The Company has not entered into any other such derivative agreement, and does not speculate using derivative instruments.

After initially reviewing the critical terms of the interest rate swap, along with internal cash flow forecasts related to the hedged debt obligation, the Company determined it did not qualify for hedge accounting according to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  As a result, the entire amount of net gains (losses) resulting from changes in the fair value of the swap is reported in the Condensed Consolidated Statements of Operations, and will be for the foreseeable future.  During the three months ended June 30, 2007, the gain resulting from the change in fair value of the swap was $0.6 million, and was classified into interest expense as a yield adjustment to that portion of the term loans designated as a hedged debt obligation.

Amounts outstanding under these credit facilities as of June 30, 2007, were $122.5 million. In addition, as of June 30, 2007, there were no outstanding letters of credit against the revolving loan facility.  The weighted average interest rate as of June 30, 2007, was 8.2 percent.

The aggregate maturities of notes payable were as follows as of June 30, 2007 (in thousands):

2007 Remaining	$5,000
2008	17,500
2009	17,500
2010	17,500
2011	17,500
Thereafter	47,500
Total	$122,500

The Company incurred approximately $4.5 million of debt issuance costs related to these notes payable. The debt issuance costs are being amortized using the effective interest rate method over the notes payable term.

13.   Regulatory Requirements

thinkorswim is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, as amended, administered by the SEC and the NASD, which requires the maintenance of minimum net capital. thinkorswim is required to maintain net capital of the greater of 6-2/3% of aggregate indebtedness, or $0.25 million. At June 30, 2007, thinkorswim’s net capital requirement was $1.0 million.  At June 30, 2007, thinkorswim had net capital of approximately $11.7 million.  The ratio of aggregate indebtedness to net capital at June 30, 2007 was 130 to 1. thinkorswim is also subject to the Commodity Futures Trading Commission (“CFTC”) Regulation 1.17 (“Reg 1.17”) under the Commodity Exchange Act, administered by the Commodity Futures Trading Commission and the National Futures Association, which also requires the maintenance of minimum net capital to be the greater of its net capital requirement under Rule 15c3-1 or $45,000.

14.   Segment Reporting

During 2007, the operations of thinkorswim have been included in the Company’s operations since the date of the merger. Previously reported amounts reported by Investools Inc. do not include the consolidated results of thinkorswim. As a result of the merger, Investools operates in the following two principal business segments:

Investor Education segment — This business segment provides a full range of investor education products and services that provide lifelong learning and support to self-directed investors. The investor education products and services are offered in a variety of learning formats with courses ranging from beginning to advanced to address the needs of students on all investor levels.

thinkorswim segment — This business segment is an online brokerage firm specializing in options and offers customers a broad range of products including options, equities, futures, mutual funds and bonds. The Company supports retail and active traders through its own trading platforms.

Information concerning our operations by reportable segment is as follows:

Revenue	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands, except percentages)

Investor Education segment	$50,726	$43,447	17%	$95,620	$86,121	11%
thinkorswim segment	26,891	—	—	36,854	—	—
Total	$77,617	$43,447	79%	$132,474	$86,121	54%

Income (Loss) from Operations	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands, except percentages)

Investor Education segment	$(2,346)	$(15,802)	85%	$(24,283)	$(22,601)	(7)%
thinkorswim segment	9,512	—	—	12,454	—	—
Income (loss) from operations	$7,166	$(15,802)	145%	$(11,829)	$(22,601)	48%

Identifiable Assets	As of June 30,	As of December 31,
	2007	2006
	(in thousands)

Investor Education segment	$85,733	$131,637
thinkorswim segment	398,559	—
Total	$484,292	$131,637

15.   Commitments and Contingencies

Leases

Equipment and facilities are leased under various non-cancelable operating leases and capital leases expiring at various dates through the year 2011. At June 30, 2007, total assets under capital leases were in aggregate $0.6 million.

In January 2006, the Company ceased the use of leased office space in San Rafael, California, and moved all operations to our leased offices in Palo Alto, California. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a liability of $0.2 million in lease termination costs related to the remaining lease payments, net of estimated sublease rentals. As of June 30, 2007, the Company paid $0.1 million to reduce the accrued liability.

In March 2007, the Company exercised its first right of refusal to lease additional space at the Draper, Utah facility, but in June 2007 determined not to occupy the space.  In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,”  the Company recorded a liability of $0.1 million in lease termination costs related to those future lease payments, net of estimated sublease rentals.

Future minimum lease payments under non-cancelable operating leases, related subleases, and capital leases at June 30, 2007, are as follows (in thousands):

	Capital leases	Operating leases	Sub-lease income	Net operating leases
For the fiscal years:

2007 Remaining	$120	$1,012	$(60)	$952
2008	240	1,612	(39)	1,573
2009	241	1,580	—	1,580
2010	100	1,149	—	1,149
2011	—	627	—	627
Thereafter	—	294	—	294
Total Lease Payments	701	$6,274	$(99)	$6,175

Less: Amount representing interest (average of 8%)	78

Present value of lease payments	623

Less: Current portion	198

Long-term portion	$425

From time to time Investools is involved in certain legal actions arising in the ordinary course of business, including inquiries, investigations and proceedings with government agencies and other regulators.  The Company believes that such litigation and proceedings will be resolved without a material adverse effect to our liquidity, financial position or results of operations.

The Company establishes liabilities when a particular contingency is probable and estimable.  During the quarter ended June 30, 2007, amounts were accrued for certain contingencies which became both probable and estimable.  The Company has one contingency which is reasonably possible, with an exposure to loss which is in excess of the amount accrued.  However, the remaining reasonably possible exposure to loss cannot currently be estimated.

Investools is not aware of pending claims or assessments, which may have a material adverse impact on our liquidity, financial position or results of operations.

16.   Concentration of Credit Risk

During the three and six months ended June 30, 2007, the Investor Education segment accessed approximately 46% and 45%, respectively, of our sales transaction volume through co-marketing (Success Magazine and NET Marketing Alliance) relationships. While the loss of the relationships with either of these parties could have a material adverse effect on our financial performance in the short-term, the Company is constantly pursuing new student acquisition channels and believe business from new and existing channels would replace such lost volumes if they were to occur. There can be no assurance that the Company would be successful in establishing new channels.

Effective August 2007, the Company ceased its relationship with NET Marketing Alliance as a co-marketing partner. The Company does not expect this to have a material impact on the long term operations of the Company.

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

17.   Brokerage Service Agreement

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

Of the $10.7 million of consideration in shares issued, $1.0 million was recorded based upon the fair value of the intellectual property received and recorded in Intangible assets and the remaining $9.7 million was recorded in Other long-term assets in the Condensed Consolidated Balance Sheets.  Both of these assets are being amortized over a useful life of 11 years.  During the three and six months ended June 30, 2007, the Company has amortized $0.3 million and $0.6 million, respectively, of these assets, of which $0.3 million and $0.5 million, respectively, was recorded as an offset to Revenue and zero and $0.1million, respectively, was recorded in Cost of revenue within the Condensed Consolidated Statements of Operations.

Shares that are contingent upon certain thresholds being met are recorded over the remaining performance period at the time it is probable that the performance conditions will be met. Included in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 is approximately $0.5 million and $1.3 million, respectively, related to the contingent options, of which $0.4 million and $1.2 million, respectively, has been recorded as an offset to Revenue based on the provisions of EITF 01-9, “Accounting for Consideration Given By a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” and $0.1 million and $0.1 million, respectively, has been recorded in Cost of revenue.  Based upon the current share value of common stock as of June 30, 2007, of $9.96, if the performance conditions for the current annual period ending December 31, 2007 are met, the potential amount of expense that would be recorded for the year would be $2.0 million.

18. Subsequent Events

Effective August 2007, the Company ceased its relationship with NET Marketing Alliance as a co-marketing partner.  The Company does not expect this to have a material impact on the long term operations of the Company.

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

Company Overview and Principal Products and Services

The operations of thinkorswim Inc. have been included in operations since February 15, 2007, the date of acquisition. Previously reported amounts reported by Investools do not include the consolidated results of thinkorswim. As a result of the merger, we operate in the following two principal business segments:

Investor Education segment — This business segment provides a full range of investor education products and services that provide lifelong learning and support to self-directed investors. The investor education products and services are offered in a variety of learning formats with courses ranging from beginning to advanced to address the needs of students on all investor levels.

thinkorswim segment — This business unit is an online brokerage firm specializing in options and offers customers a broad range of products including equities, futures, mutual funds and bonds. thinkorswim supports retail and institutional traders through its own trading platforms.

Recent Developments

On February 15, 2007, Atomic Acquisition Corp., a wholly-owned subsidiary of Investools merged with and into thinkorswim Group, Inc., a Delaware corporation, and a leading online brokerage company specializing in options.  thinkorswim shareholders received net merger consideration of $170 million in cash and 19.1 million shares of stock valued at $8.75 per share.  Also on February 15, 2007, we entered into a Credit Agreement with JPMorgan which provided us with a senior secured term loan of $125 million to fund a portion of the cash consideration and, separately, also provided us with a committed senior secured revolving credit facility of $25 million.  Immediately following the transaction, thinkorswim shareholders held 30 percent of the ownership of Investools, and two former thinkorswim shareholders became members of our expanded, eight-member Board of Directors. In connection with the merger with thinkorswim, certain employees and consultants of thinkorswim will now be eligible to participate in a retention bonus pool which equals, in the aggregate, $20 million conditioned upon continued employment. The bonuses will be paid in equal annual installments over the three-year period following the closing of the merger. Such amounts are being expensed over the retention period of three years. The first payment is expected to be made in February 2008. In addition, we granted employees and consultants of thinkorswim options to purchase 2,255,563 shares of Common Stock under our 2001 Stock Option Plan, half with an exercise price equal to the fair market value of the underlying Common Stock at the time of grant, and half with an exercise price equal to 150% of such fair market value. Approximately 125,000 of these stock options were granted to consultants to the thinkorswim. We have accounted for these in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Then Employees for Acquiring or in Conjunction with Selling Goods or Services”.

Acquisition of Certain Exclusivity Rights and Expanded Relationship with Leading Group of Active Options Traders

On February 27, 2007, we entered into a long-term relationship and acquired certain exclusive rights and intellectual property of a group of active option traders, known as MAGs, an existing customer of thinkorswim.  Pursuant to a definitive agreement, Investools issued 650,000 unregistered common shares, and subject to meeting certain thresholds over annual and cumulative three-year periods, will issue an additional 950,000 contingent shares of unregistered common shares.   The value of the contingent shares will be measured in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” based upon the value of the common shares at the time the contingent shares are earned.  Under the agreement thinkorswim will indefinitely be the exclusive provider for brokerage services for MAGs and MAGs customers.

Of the $10.7 million of consideration in shares issued, $1.0 million was recorded based upon the fair value of the intellectual property received and recorded in Intangible assets and the remaining $9.7 million was recorded in Other long-term assets in the accompanying Condensed Consolidated Balance Sheets.  Both of these assets are being amortized over a useful life of 11 years.  During the three and six months ended June 30, 2007, we amortized $0.3 million and $0.6 million, respectively, of these assets, of which $0.3 million and $0.5 million, respectively, was recorded as an offset to Revenue and zero and $0.1million, respectively, was recorded in Cost of revenue, within the Condensed Consolidated Statements of Operations.

Shares that are contingent upon certain thresholds being met are recorded over the remaining performance period at the time it is probable that the performance conditions will be met. Included in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 is approximately $0.5 million and $1.3 million, respectively, related to the contingent options, of which $0.4 million and $1.2 million, respectively,  has been recorded as an offset to Revenue and $0.1 million and $0.1 million, respectively, has been recorded in Cost of revenue.  Based upon the current share value of common stock as of June 30, 2007, of $9.96, if the performance conditions for the current annual period ending December 31, 2007 are met, the potential amount of expense that would be recorded for the year would be $2.0 million.

Segment Summary Results of Operations

During 2007, the operations of thinkorswim have been included in the Company’s operations since the date of the merger. Previously reported amounts reported by Investools Inc. do not include the consolidated results of thinkorswim. As a result of the merger, we operate in the following two principal business segments:

Investor Education segment — This business segment provides a full range of investor education products and services that provide lifelong learning and support to self-directed investors. The Company has more than 308,000 graduates of our Foundation course and 94,600 paid subscribers to our websites. The investor education products and services are offered in a variety of learning formats with courses ranging from beginning to advanced, to address the needs of students on all investor levels.

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

Information concerning our operations by reportable segment is as follows:

Sales Transaction Volume / Revenue	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands, except percentages)
Investor Education segment	$58,592	$73,359	(20)%	$118,282	$132,020	(10)%
thinkorswim segment	26,891	—	—	36,854	—	—
Total Sales Transaction Volume	85,483	73,359	17%	155,136	132,020	18%
Change in Deferred Revenue	(7,866)	(29,912)	(74)%	(22,662)	(45,899)	(51)%
Revenue	$77,617	$43,447	79%	$132,474	$86,121	54%

Income (Loss) from Operations	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands, except percentages)

Investor Education segment	$(2,346)	$(15,802)	(85)%	$(24,283)	$(22,601)	7%
thinkorswim segment	9,512	—	—	12,454	—	—
Income (loss) from operations	$7,166	$(15,802)	145%	$(11,829)	$(22,601)	48%

	As of June 30,	As of December 31,
Identifiable Assets	2007	2006
	(in thousands)

Investor Education segment	$85,733	$131,637
thinkorswim segment	398,559	—
Total	$484,292	$131,637

Revenue

In the table below, the Investor Education segment reports sales transaction volume (“STV”), which is a non-GAAP financial measure which represents sales transactions generated in each period before the impact of deferral of current period sales. We believe that STV before deferred revenue is an important measure of business volume. See “Cost of Revenue” below for further discussion of STV. For the thinkorswim segment we use revenue as the sales volume number for the period shown. The combined sales volume is as follows:

Sales Transaction Volume	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands, except percentages)
Investor Education Sales Transaction Volume	$58,592	$73,359	(20)%	$118,282	$132,020	(10)%
thinkorswim Revenue	26,891	—	—	36,854	—	—
Total Sales Transaction Volume	85,483	73,359	17%	155,136	132,020	18%
Change in Deferred Revenue	(7,866)	(29,912)	(74)%	(22,662)	(45,899)	(51)%
Revenue	$77,617	$43,447	79%	$132,474	$86,121	54%

Investor Education segment, which represented approximately 69% of total consolidated sales transaction volume for the second quarter 2007, is derived from (i) the initial sale of our products and services as a result of marketing efforts across multiple marketing channels which include, but are not limited to, television, print, direct mail, radio, online banner, paid and organic search and email direct marketing campaigns driving customers to either a free preview of investor education products offered at locations near the prospective student or the opportunity to speak with a telesales representative about the products offered; and (ii) the additional sale of products and services to graduates as a result of continued interaction with us in workshops, telesales groups, online, periodic email and direct mail communications and through access to coaches and instructors.

Depending on the brand under which the different learning formats are marketed, the content and services available to students, i.e., length of workshop, types of coaching services, length of time over which services are performed, and access to certain Investools Online features may vary.  The different learning formats and course offerings are as follows:

•                  Preview Event—We offer directly or through partners, a free event that introduces students to fundamental investing concepts and provides a broad overview of the financial markets. Students are offered an opportunity to purchase a more comprehensive, live workshop, and are offered access to a comprehensive online course featuring hours of multimedia content, quizzes, forums, and live, online-

presentations.

•                  Workshops—We offer one and two-day live, instructor-led investing workshops that cover topics ranging from fundamental investing principles to advanced strategies. The workshops provide hands-on experience using our proprietary Investools Online website. The fundamental stock investing workshop includes a six month subscription to the Investools Online website as part of the workshop fee.

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

•                  Interactive Workshops—Our interactive workshops provide students with an in-depth, personal learning experience and a low student-to-coach ratio. These courses are taught by our most experienced coaches and are delivered online or live. They include stocks, options, and currency training, as well as more advanced active investing courses.

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

Operating Data

The following table sets forth certain statistical data for the Investor Education segment for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Investools Marketed Graduates(1)	5,420	3,700	11,310	7,780
Partner Marketed Graduates(2)	5,570	11,120	10,050	16,820
Total Graduates	10,990	14,820	21,360	24,600

Active Subscribers(3)	94,600	90,800

Workshop Upsell Rates(4)	48%	27%
PHD Upsell Mix	18%	27%
Masters Upsell Mix	25%	32%
Associate Upsell Mix	30%	41%
Trading Rooms Upsell Mix	27%	—

(1)             Investools marketed graduates includes customers who purchased the Foundation Course and/or the Currency Trader Course as a result of internally directed marketing efforts of the Investools brand.

(2)             Partner marketed graduates includes customers who purchased the Foundation Course through one of our co-marketing partners.

(3)             Active subscribers are those customers who have an active subscription to either Investools Online or prophet.net as of the end of the period.

(4)             Workshop upsell rates are the sales that take place at the workshops of advanced product sales. Upsell rates do not include sales from the other sales operations.

In the following table, Investor Education segment STV represents sales transactions generated in each period before the impact of recognition of deferred revenue from prior periods for services performed and the deferral of current period sales for services to be performed in the future. We believe that STV is an important measure of business performance.

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands, except percentages)
Initial Education:
Workshops	$4,637	$3,268	42%	$9,547	$7,223	32%
Coaching services	138	79	75%	156	142	10%
Home study / Online courses	4,437	4,887	(9)%	9,740	10,254	(5)%
Initial web time	597	790	(24)%	1,343	1,630	(18)%
Total initial education sales transaction volume	9,809	9,024	9%	20,786	19,249	8%

Continuing Education:
Workshops	7,591	13,232	(43)%	15,246	24,503	(38)%
Coaching services	23,462	27,738	(15)%	45,510	47,933	(5)%
Home study / Online courses	10,103	13,311	(24)%	20,877	21,107	(1)%
Webtime Renewals	6,764	8,146	(17)%	14,465	15,455	(6)%
Other revenue	863	1,908	(55)%	1,398	3,773	(63)%
Total continuing education sales transaction volume	48,783	64,335	(24)%	97,496	112,771	(14)%

Total sales transaction volume	58,592	73,359	(20)%	118,282	132,020	(10)%
Change in deferred revenue, net	(7,866)	(29,912)	(74)%	(22,662)	(45,899)	(51)%
Total revenue	$50,726	$43,447	17%	$95,620	$86,121	11%

In the table above, initial education revenues consist of the initial sales to students at the preview events and sales to new students via our telesales groups and our acquisition website. Once the student purchases this initial education, which consists primarily of the Foundation Course and initial Currency Trading courses, they are considered a graduate. Continuing education revenues consist of sales of advanced products and web time renewals sold to graduates.

Three Months Ended June 30, 2007 Versus Three Months Ended June 30, 2006

Investor Education segment revenue increased by $7.3 million for the quarter ended June 30, 2007, when compared to the same period in 2006. The majority of the increase was a result of increased services rendered from prior deferred sales combined with a decline in sales transaction value from the prior year.  The number of Investools marketed graduates increased 46% due to higher marketing spending and more events during the quarter. The increase in Investools marketed graduates was somewhat offset by a significant decrease in the price of our Foundation Course. In addition, partner marketed graduates declined 50% compared to the same period in 2006. The decline was due to fewer and smaller partner events during the period and fewer leads to our telesales floors.

Initial Education STV

We have lowered prices of the Investools marketed initial education courses directed at increasing the number of graduates.  This increase in number of graduates will help offset the loss of continuing education sales from the loss of one of our co-marketing partners, as well as increase the graduate base of educated investors that may choose to open brokerage accounts with thinkorswim.

Initial education sales sold at our preview events and by our telesales groups increased $0.8 million for the quarter ended June 30, 2007, when compared to the same period in 2006, primarily as a result of an increased number of preview events, and a 46% increase in the number of graduates of our Foundation Course and home study / online products sold by our telesales groups. The increase in graduates was substantially offset by an approximate 50% decrease in the price of our Foundation Course.

Continuing Education STV

Sales of continuing education products decreased $15.6 million, or 24% for the quarter ended June 30, 2007 compared to the same period in 2006, primarily due to a 50% decline in partner marketed graduates, reducing the number of continuing education prospects at workshops and reducing leads to our telesales groups.  This reduction in leads was off-set by a significant improvement in sales effectiveness as evidenced by the 48% workshop upsell rate for the three months ended June 30, 2007 compared to 27% in 2006.

Change in Deferred Revenue

Change in deferred revenue decreased $22.0 million for the quarter ended June 30, 2007, when compared to the same period in 2006.  The change was impacted by the overall decrease in sales transaction volume of products with deferred revenue components, which include coaching services, advanced workshops, online courses and website subscriptions. Revenue from the coaching services, advanced workshops and website subscriptions is deferred and recognized as services to the student are rendered. Sales of online courses are deferred for recognition over the estimated life of the customer relationship, and results in proportionately higher deferred revenue balances. The online courses augment live workshops which are recognized upon attendance.

Six Months Ended June 30, 2007 Versus Six Months Ended June 30, 2006

Investor Education segment revenue increased by $9.5 million for the six months ended June 30, 2007, when compared to the same period in 2006. The majority of the increase was a result of increased services rendered from prior deferred sales combined with a decline in sales transaction value from the prior year.  The number of Investools marketed graduates increased 45% from the six months ending June 30, 2006 due to higher marketing spending and more events during the period. The increase in Investools marketed graduates was somewhat offset by a significant decrease in the price of our Foundation Course. In addition, partner marketed graduates declined 40% compared to the same period in 2006. The decline was due to fewer and smaller partner events during the period and fewer leads to our telesales floors.

Initial Education STV

We have lowered prices of the Investools marketed initial education courses directed at increasing the number of graduates.  This increase in number of graduates will help offset the loss of continuing education sales from the loss of one of our co-marketing partners, as well as increase the graduate base of educated investors that may choose to open brokerage accounts with thinkorswim.

Initial education sales sold at our preview events and by our telesales groups increased $1.5 million for the six months ended June 30, 2007, when compared to the same period in 2006, primarily as a result of an increased number of preview events, and a 45% increase in the number of graduates of our Foundation Course and home study/online products sold by our telesales groups. The increase in graduates was substantially offset by an approximate 50% decrease in the price of our Foundation Course.

Continuing Education STV

Sales of continuing education products decreased $15.3 million, or 14% for the six months ended June 30, 2007 compared to the same period in 2006, primarily due to a 40% decline in partner marketed graduates, reducing the number of  continuing education prospects at workshops and reducing leads to our telesales groups.  This reduction in leads was off-set by a significant improvement in sales effectiveness and the sales mix of our Program of High Distinction and Masters Programs. In addition, during the first quarter of 2007, we launched Investools Online, which is our new online property housing our online education center and online toolbox. During the conversion process, the telesales floors assisted with customer service and education of the new technologies which also took time away from sales efforts.

Change in Deferred Revenue

Change in deferred revenue decreased $23.2 million for the six months ended June 30, 2007, when compared to the same period in 2006.  The change was impacted by the decreased sales of continuing education products, which include coaching sessions, advanced workshops and website subscription renewals. Revenue from the coaching sessions, advanced workshops and website subscription renewals is deferred and recognized as services to the student are delivered. Sales of online courses are deferred for recognition over the estimated life of the customer relationship, and results in proportionately higher deferred revenue balances. The online courses augment live workshops which are recognized upon attendance.  Additionally, in the six months ended June 30, 2007 we increased services rendered from prior deferred sales.

thinkorswim segment

thinkorswim operations are included in the consolidated financial statements from the merger date of February 15, 2007 through June 30, 2007.

The thinkorswim segment earns revenues based on brokerage commissions, interest and dividends, and other brokerage related revenues. We include payment for order flow and management and subscription fees, in Other brokerage related revenues. Revenue earned by thinkorswim segment is significantly impacted by activity in the U.S. equity markets, particularly market volatility. Generally, increased market volatility results in a greater level of customer activity, and decreased market volatility results in a reduced level of customer activity. Changes in interest rates, customer margin balances, and customer cash balances also impact thinkorswim results. thinkorswim’s interest and dividend income includes its portion of the income generated by charges to customers on margin balances and customer cash held and invested by its clearing firms, offset by interest paid to customers on their credit balances. Accordingly, the results are sensitive to interest rate fluctuations and spreads. As an introducing broker, thinkorswim’s customer’s balances are held by clearing firms on a fully disclosed basis.

	Three Months Ended June 30,	Six Months Ended June 30,
	2007	2007
	(in thousands, except percentages)
Brokerage commissions	$16,703	$22,786
Interest and dividends, net	4,988	7,016
Other brokerage related revenue	5,200	7,052
Total thinkorswim revenue	$26,891	$36,854

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

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands, except percentages)
Partner commissions	$10,289	$16,126	(36)%	$19,627	$26,464	(26)%
Payroll costs	11,754	11,109	6%	22,757	21,112	8%
Clearing and brokerage fees and other related expenses	3,920	—	—	4,855	—	—
Depreciation and amortization	4,244	515	724%	6,857	965	611%
Other	7,086	8,101	(13)%	15,802	16,009	(1)%
Total cost of revenue	$37,293	$35,851	4%	$69,898	$64,550	8%

	% of Total Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Total Revenue	100%	100%	100%	100%

Partner commissions	13%	37%	15%	31%
Payroll costs	15%	26%	17%	24%
Clearing and brokerage fees and other related expenses	5%	—	4%	—
Depreciation and amortization	5%	1%	5%	1%
Other	10%	19%	12%	19%
Total cost of revenue	48%	83%	53%	75%

We defer a significant portion of our revenues associated with Investor Education segment sales to future periods as services are rendered. We recognize costs as they are incurred. These costs consist of solicitation costs, which include employee sales commissions, partner commissions, credit card fees, and materials. Since these costs are incurred at the inception of the sales transaction, and not as the revenue is recognized, the analysis in the table below presents a tool for analyzing these costs as the ratios are calculated as a percentage of STV generated in each period. Refer to the Revenue section above for a further description of STV. The calculation of cost of revenue and each of the cost components as a percent of STV in the table below is a non-GAAP financial measure, which management believes provides useful information as it compares the cost of generating sales with the sales recorded in a period, whether those sales were recognized as revenue currently or deferred until future periods. Approximately 43 percent of deferred revenue amounts relate to website subscriptions and online courses for which the remaining fulfillment cost represents an allocation of website costs, which are substantially fixed in nature at current subscriber levels. Another 41 percent of the deferred revenue amounts relate to online and telephonic coaching services, of which the remaining fulfillment cost represents labor costs of approximately 10 to 15 percent of related coaching service revenue. The balance of deferred revenue corresponds to additional workshops and workshop certificates for our advanced product sales, for which the remaining fulfillment cost represents the incremental costs of the workshop attendee.

	% of Total STV
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Sales Transaction Volume	100%	100%	100%	100%

Partner commissions	12%	22%	13%	20%
Payroll costs	14%	15%	15%	16%
Clearing and brokerage fees and other related expenses	5%	—	3%	—
Depreciation and amortization	5%	1%	4%	1%
Other	8%	11%	10%	12%
Total cost of revenue	44%	49%	45%	49%

Three Months Ended June 30, 2007 Versus Three Months Ended June 30, 2006

Overall cost of revenue increased during the quarter ended June 30, 2007 compared to the same quarter in the prior year by $1.4 million related to the merger with thinkorswim. As a percentage of STV, cost of revenues decreased during the quarter ended June 30, 2007 compared to the same quarter in the prior year as the results include operations for the merged entity which have lower cost of revenues as a percentage of STV.

Partner commissions decreased as a percent of Investor Education Segment STV due to a change in the mix of STV generated through co-marketing channels, as noted by the 50% decline in partner marketed graduates compared to the same period in 2006.

Payroll costs include employee commissions based on a percentage of sales achieved from our events or telesales groups, certain fixed wages related to the brokerage trade desk and education coaching services and the associated employee benefit costs. Payroll costs were impacted by incremental costs associated with thinkorswim, not included in prior year quarterly amounts offset by changes in the commission structure for sales staff and other sales employees, which resulted in a reduction of payroll costs proportionate to the increase in the sales transaction volume for the quarter ended June 30, 2007.  Additionally, payroll costs declined as a result of the continued transition to online coaching formats that provide efficiencies as we service more students.

Clearing and brokerage fees and other related expenses consist of variable clearing and brokerage fees paid by thinkorswim to outside clearing and execution firms. In addition, this amount consists of payouts to the registered representatives of thinkorswim. As a result of the merger with thinkorswim, the current quarter includes operations for the merged entity which was not included in prior year amounts.

Depreciation and amortization increased primarily due to amortization of intangibles and other assets related to the merger with thinkorswim.

Other costs include amounts directly related to sales transaction volume including material costs, credit card fees, travel expenditures, venue costs and other brokerage related costs. Travel and venue were impacted by incremental costs associated with higher costs to fulfill workshops held during the second quarter of 2007, compared to the same period in 2006 given the Company held more workshops in higher priced markets.  This increase was partially offset by efforts to fulfill more products and services online along with fewer partner events in the current year have resulted in lower material costs and travel and venue expenses compared to the same period in 2006 for the investor education segment.

Six Months Ended June 30, 2007 Versus Six Months Ended June 30, 2006

Overall cost of revenue increased during the six months ended June 30, 2007 compared to the same period in the prior year by $5.3 million related to the merger with thinkorswim. As a percentage of STV, cost of revenues decreased during the six months ended June 30, 2007 compared to the same period in the prior year as the results include partial period operations for the merged entity which have lower cost of revenues as a percentage of STV.

Partner commissions decreased as a percent of Investor Education Segment STV due to a change in the mix of STV generated through co-marketing channels, as noted by the 40% decline in partner marketed graduates compared to the same period in 2006.

Payroll costs include employee commissions based on a percentage of sales achieved from our events or telesales groups, certain fixed wages related to the brokerage trade desk and education coaching services and the associated employee benefit costs. Payroll costs were impacted by incremental costs associated with thinkorswim, not included in prior year quarterly amounts offset by changes in the commission structure for sales staff and other sales employees, which resulted in a reduction of payroll costs proportionate to the increase in the sales transaction volume for the six months ended June 30, 2007.  Additionally, payroll costs declined as a result of the continued transition to online coaching formats that provide efficiencies as we service more students.

Clearing and brokerage fees and other related expenses consist of variable clearing and brokerage fees paid by thinkorswim to outside clearing and execution firms. In addition, this amount consists of payouts to the registered representatives of thinkorswim. As a result of the merger with thinkorswim, the current six month period includes operations for the merged entity which was not included in prior year amounts.

Depreciation and amortization increased primarily due to amortization of intangibles and other assets related to the thinkorswim merger.

Other costs include amounts directly related to sales transaction volume including material costs, credit card fees, travel expenditures, venue costs and other brokerage related costs. Travel and venue were impacted by incremental costs associated with the Investools investor conference of $0.6 million and higher costs to fulfill workshops held during the first quarter of 2007, compared to the same period in 2006 given the Company held more workshops in higher priced markets.  This increase was partially offset by efforts to fulfill more products and services online along with fewer partner events in the current year have resulted in lower material costs and travel and venue expenses compared to the same period in 2006 for the investor education segment.

Selling Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands, except percentages)
Marketing	$12,486	$8,607	45%	$27,194	$17,012	60%
Payroll Costs	2,164	1,251	73%	4,415	2,836	56%
Other	2,245	2,308	(3)%	4,756	4,658	2%
Total selling expense	$16,895	$12,166	39%	$36,365	$24,506	48%

	% of Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue	100%	100%	100%	100%

Marketing	16%	20%	21%	20%
Payroll costs	3%	3%	3%	3%
Other	3%	5%	3%	5%
Total selling expense	22%	28%	27%	28%

Three Months Ended June 30, 2007 Versus Three Months Ended June 30, 2006

Total selling expense increased during the three months ended June 30, 2007 compared to the same period in the prior year by $4.7 million related to an increase in marketing spend and the merger with thinkorswim.

Marketing costs increased $3.9 million in the quarter ended June 30, 2007 when compared to the same period in 2006, primarily due to increased spending related to our Investools branded events, which are marketed via our DRTV advertising campaign and online media.  In addition, we increased national advertising spending through short form television and online marketing to drive traffic to investools.com and increase brand awareness.

Payroll costs increased in dollars, but remained relatively flat as a percentage of revenue given the combination of an increase in Investools marketed graduates from preview events offset by staffing model adjustments to maintain margins.

Six Months Ended June 30, 2007 Versus Six Months Ended June 30, 2006

Total selling expense increased during the six month period ended June 30, 2007 by approximately $11.9 million, primarily due to an increase in marketing programs and due to the merger with thinkorswim.

Marketing costs increased $10.2 million in the six months ended June 30, 2007 when compared to the same period in 2006, primarily due to increased spending related to our Investools branded events, which are marketed via our DRTV advertising campaign and online media.  In addition, we incurred approximately $1.0 million incremental development and agency costs associated with the new DRTV infomercials that first ran during the first quarter of 2007. In addition, we increased spending in direct mail, and online advertising during the period.

Payroll costs increased in dollars, but remained relatively flat as a percentage of revenue given the combination of an increase in Investools marketed graduates from preview events offset by staffing model adjustments to maintain margins.

General and Administrative Expense

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands, except percentages)
Payroll	$8,486	$3,963	114%	$22,972	7,428	209%
Other	6,939	4,645	49%	14,103	9,248	52%
Total general and administrative expense	$15,425	$8,608	79%	$37,075	$16,676	122%

	% of Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenue	100%	100%	100%	100%

Payroll	11%	9%	17%	8%
Other	9%	11%	11%	11%
Total general and administrative expense	20%	20%	28%	19%

Three Months Ended June 30, 2007 Versus Three Months Ended June 30, 2006

General and administrative expense increased $6.8 million for the quarter ended June 30, 2007 when compared to the same period in 2006. The increase was primarily attributable to the inclusion of general and administrative expenses associated with thinkorswim from the merger date, which includes payroll and retention bonus accruals and related costs due to increased headcount necessary to service operations and an increase in licensing/hosting expenses and depreciation caused by the deployment of internal systems in the previous period.

Six Months Ended June 30, 2007 Versus Six Months Ended June 30, 2006

General and administrative expense increased $20.4 million for the six months ended June 30, 2007 when compared to the same period in 2006. The increase was primarily attributable to a $9.3 million increase in compensation expense relating to a modification to an option agreement and restricted stock and options granted to employees and outside directors, the inclusion of general and administrative expenses associated with thinkorswim from the merger date, which includes payroll and retention bonus accruals and related costs due to increased headcount necessary to service operations, and an increase in licensing/hosting expenses and depreciation caused by the deployment of internal systems.

Special Charges

Special charges are comprised of non-recurring items related to litigation settlements and severance costs for the three and six months ended June 30, 2007, and the impairments of internal use software, litigation settlements, and severance costs for the three and six months ended June 30, 2006.  The amounts recorded within Special charges decreased during the three and six month periods ended June 30, 2007 when compared to the same periods in 2006, primarily due to incurring an impairment of internal use software in 2006, as well as a decrease in litigation settlement costs incurred during the three and six month periods ended June 30, 2007.

Interest Expense

In connection with the merger with thinkorswim on February 15, 2007, we began incurring interest expense on notes payable issued in connection with the merger.  Interest expense was reduced by $0.6 million during the six months ended June 30, 2007, due to the gain resulting from the change in fair market value of the interest rate swap agreement.  For a more detailed discussion of Notes Payable, see Notes to Condensed Consolidated Financial Statement Footnote 12 — Notes Payable.

Interest Income

Interest income decreased $0.4 million and $0.1 million for the three and six months ended June 30, 2007 when compared to the same periods in 2006.  The decrease in interest income is due to the decrease in cash and marketable securities resulting from the cash paid as consideration in the merger with thinkorswim in February 2007.  For a more detailed discussion of marketable securities and interest income, see Notes to Condensed Consolidated Financial Statement Footnote 5 — Marketable Securities.

Income Taxes

Tax expense, in the amount of $1.2 million, was recorded in the second quarter 2007 and relates to the use of a portion of our net operating losses (“NOLs”) which created deferred tax expense that was not offset by the related release of valuation allowance on those NOLs.  The tax benefit resulting from valuation release was credited to goodwill instead of tax expense, since the valuation allowance on those NOLs was originally established in purchase accounting.

Liquidity

Cash Flows

At June 30, 2007, our principal sources of liquidity consisted of $33.9 million of cash and cash equivalents and marketable securities, as compared to $75.1 million of cash and cash equivalents and marketable securities at December 31, 2006. The primary reason for the change was the $45.0 million we used as part of the purchase price of the thinkorswim merger on February 15, 2007.

Net cash provided by operating activities was $4.1 million for the six months ended June 30, 2007, compared to $31.9 million for the six months ended June 30, 2006.  The net loss for the first six months of 2007 was $5.8 million lower than during the same period of 2006.  In addition, included in operating results for the first half of 2007 were increases in non-cash charges such as depreciation and amortization, and stock compensation expense. We also experienced decreases in prepaid expenses and other operating assets. The effect of all these items resulted in an increase to cash provided by operations of $23.8 million.  However, these increases were offset by a $23.5 million decrease in operating cash flow resulting from the change to deferred revenue balances, along with $18.7 million in cash flow decreases attributable to the change in accounts receivable.  This was primarily due to the increase in amounts owed from clearing brokers and other receivables held by thinkorswim since we acquired the broker-dealer, in addition to an increase in accounts receivable held by the Investor Education segment. Also contributing to the decrease in operating cash flows was a $13.5 million net decrease related to lower accounts payable balances and other accrued liability levels, in addition to a $1.8 million cash decrease related to decreased tax liabilities.

At June 30, 2007, net working capital decreased by $39.4 million to $16.6 million, compared to $56.0 million at December 31, 2006, after excluding the change in the current portion of deferred revenue which is substantially a non-cash liability. The primary reason for the decrease in net working capital was the $45.0 million decrease in cash and marketable securities resulting from cash paid in conjunction with the merger with thinkorswim.

We regularly invest our excess cash balances in government agency securities that earned approximately a 4 percent average rate of interest during the year.  At June 30, 2007, we had invested in securities with a fair value of $2.8 million, compared to $22.1 million at December 31, 2006. During the six months ended June 30, 2007, investments either matured or were sold which provided $19.8 million in proceeds, as compared to $2.5 million in proceeds provided from the maturity or sale of investments during the same period in 2006. Due to the merger with thinkorswim, during the six-month period ended June 30, 2007, we did not purchase any additional securities, as compared to $23.4 million in additional securities purchased during the same period in 2006.

In 2004, the Board of Directors authorized a stock repurchase program under which we can repurchase up to 3.5 million shares of our common stock over a two-year period. In June 2006, the Board of Directors extended the program for an additional two years.  In May 2006, we repurchased 160,000 shares for $1.4 million under the terms of the program.  There were no stock repurchases during the six months ended June 30, 2007.  As of June 30, 2007, a total of 1.6 million shares had been repurchased for a total cumulative cost of $5.0 million.

thinkorswim is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934,

as amended, administered by the SEC and the NASD, which requires the maintenance of minimum net capital. thinkorswim is required to maintain net capital of the greater of 6-2/3% of aggregate indebtedness, or $0.25 million. At June 30, 2007, thinkorswim’s net capital requirement was $1.0 million.  At June 30, 2007, thinkorswim had net capital of approximately $11.7 million.  The ratio of aggregate indebtedness to net capital at June 30, 2007 was 130 to 1. thinkorswim is also subject to the Commodity Futures Trading Commission (“CFTC”) Regulation 1.17 (Reg 1.17) under the Commodity Exchange Act, administered by the Commodity Futures Trading Commission and the National Futures Association, which also requires the maintenance of minimum net capital to be the greater of its net capital requirement under Rule 15c3-1 or $45,000.

We expect to continue to use our liquid assets to invest in our infrastructure and fund our operations.

Credit Agreement with JPMorgan

In connection with the merger with thinkorswim (see Note 3), on February 15, 2007 we entered into a Credit Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and with other lenders from time to time parties thereto.

The Credit Agreement provides for $125 million in senior secured term loan facilities and a $25 million senior secured revolving loan facility. The senior secured term loan facilities are comprised of a five-year $50 million senior secured term loan A facility, and a five-and-a-half year $75 million senior secured term loan B facility. The revolving loan facility has a five-year term. The Credit Agreement includes an expansion feature with respect to the term loans pursuant to which we may request an increase in the permitted aggregate term loan borrowings of up to $25 million. The borrowings under the new senior credit facilities are guaranteed by substantially all of the material wholly-owned domestic subsidiaries of the Company (other than thinkorswim, Inc. and certain immaterial subsidiaries).

Loans under the facility bear interest, at the borrower’s option, at either (1) a rate equal to the London interbank offered rate (LIBOR), plus an applicable margin, or (2) a rate equal to the higher of (a) the prime rate of JPMorgan and (b) the federal funds effective rate plus 0.50 percent (the “ABR”), plus an applicable margin.

Interest payments on both the term loan A and B facilities were due beginning March 15, 2007, and thereafter at the end of every calendar quarter. In addition to interest, principal payments of $2.5 million are due on the term loan A facility at the end of every calendar quarter, beginning June 30, 2007 through February 2012, of which the first payment was made June 29, 2007. In addition to quarterly interest payments, principal payments of $7.5 million are due annually on the term loan B facility, beginning at the end of March 2008 through March 2012. In August 2012, a $37.5 million balloon payment on the term loan B facility is due.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, fundamental changes, investments and acquisitions, sales of assets, sale leasebacks, mergers and consolidations, dividends and other distributions, redemptions, hedging agreements, transactions with affiliates, and maximum fixed charge and total leverage ratios. The Credit Agreement also includes customary events of default, including the occurrence of a change in control.  If an event of default occurs and is not cured, any available commitments may be terminated, and the principal amount outstanding along with accrued unpaid interest and other amounts owed may be declared immediately due and payable.

The Credit Agreement also requires that we maintain hedging agreements for at least three years in order to cap variable interest rates applicable to at least 50 percent of the combined term loans.  Accordingly, we entered into a four-year, interest rate swap arrangement with JPMorgan, effective beginning March 30, 2007.  The swap changes the variable-rate cash flow exposure on half the term loans’ outstanding balances to a fixed-rate cash flow.  Under the terms of the swap, at the end of each calendar quarter we receive variable interest rate payments based on the same rate index applicable to the term loans’ LIBOR-based alternative, and make 4.955 percent fixed interest rate payments. Both rates are applied to amounts equal to 50 percent of the then outstanding term loan balances. We have not entered into any other such derivative agreement, and do not speculate using derivative instruments.

After initially reviewing the critical terms of the interest rate swap, along with internal cash flow forecasts related to the hedged debt obligation, we determined it did not qualify for hedge accounting according to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  As a result, the entire amount of net gains (losses)

resulting from changes in the fair value of the swap is reported in the statement of operations, and will be for the foreseeable future.  During the three months ended June 30, 2007, the gain resulting from the change in fair value of the swap was $0.6 million, and was classified into interest expense as a yield adjustment to that portion of the term loans designated as a hedged debt obligation.

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

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of June 30, 2007 (in thousands):

Payments due by period	Capital leases(1)	Operating leases(2)	Data & communication purchase agreements(3)	Notes Payable(4)	Management employment agreements(5)	Total contractual obligations
2007	$120	$1,012	$1,554	$5,000	$960	$8,646

1 — 3 Years	481	3,192	1,314	35,000	3,143	43,130
Thereafter	100	2,070	—	82,500	186	84,856
Total Payments	701	$6,274	$2,868	$122,500	$4,289	$136,632

Less: Amount representing interest (8.0%)	78

Present value of lease payments	623

Less: Current portion	198

Long-term portion	$425

(1)                                  Our capital leases include telecommunications equipment.  The agreements terminate in 2010.

(2)                                  Our operating leases include office space and operating facilities.  The agreements have termination dates from 2007 until 2012.

(3)                                  We have supply contracts with various vendors of financial data and communications services providing for minimum monthly commitments. These contracts have termination dates from 2007 to 2009.

(4)                                  In connection with the note payable outstanding as of June 30, 2007, the interest rate on the term A facility of $72.5 million was 7.6 percent and on the term B facility of $50.0 million was 8.6 percent.  Rates are subject to change.  The Credit Agreement requires that we enter into, and for a period of not less than three years, beginning March 30, 2007, maintain in effect, one or more hedging agreements, the effect of which is to fix or cap the interest rates applicable to at least 50 percent of the loan amounts.  The interest amounts, adjusted for the market value of any hedging agreements, are not included in the table above.  At the current interest rates, estimated interest paid would be approximately $34.9 million over the remaining life of the notes payable, without adjustment for the market value of any hedging agreements.

(5)                                  We have entered into agreements with certain senior executives that require us to make cash payments over contractual periods.  The amounts in the table above relate to obligations owing at June 30, 2007.  During February 2007, we renewed the employment contracts of three senior executives over two and three-year terms.

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

The Company establishes liabilities when a particular contingency is probable and estimable.  During the quarter ended June 30, 2007, amounts were accrued for certain contingencies which became both probable and estimable.  The Company has one contingency which is reasonably possible, with an exposure to loss which is in excess of the amount accrued.  However, the exposure to loss cannot currently be reasonably estimated.

Concentration Risk

During the six months ended June 30, 2007, the Investor Education segment accessed approximately 45% of our sales transaction volume through co-marketing (Success Magazine and NET Marketing Alliance) relationships. While the loss of the relationships with either of these parties could have a material adverse effect on our financial performance in the short-term, we are constantly pursuing new student acquisition channels and believe business from new and existing channels would replace such lost volumes if they were to occur. There can be no assurance that we would be successful in establishing new channels.

Effective August 2007, we ceased our relationship with NET Marketing Alliance as a co-marketing partner. We do not expect this to have a material impact on long term operations.

Credit risk is the amount of accounting loss we would incur if a counterparty failed to perform its obligations under contractual terms.  Substantially all of the clearing and depository operations of the thinkorswim segment are performed by its clearing brokers on a fully disclosed basis pursuant to a clearance agreement.

In the normal course of business, our clearing brokers make margin loans to our customers which are collateralized by customer securities.  In permitting the customers to purchase securities on margin, the clearing broker is exposed to the risk of a market decline that could reduce the value of the collateral held below the customers’ indebtedness before the collateral can be sold which could result in losses to the clearing broker.  Our agreement with the clearing brokers require us to reimburse the clearing brokers for any losses incurred related to customers introduced by us.  Our exposure to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets and regulatory changes.  We seek to control the risk associated with customer activities by making credit inquiries when establishing customer relationships and by monitoring customer trading activity.

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

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”, on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The adoption of FIN 48 did not have a material effect on the financial statements as of the adoption date and as of June 30, 2007.  As a result, there was no cumulative effect related to adoption.  As of January 1, 2007, we had no unrecognized tax benefits.

We are continuing our practice of recognizing interest and/or penalties related to income tax matters as a component of tax expense in the Condensed Consolidated Statements of Operations.

Sales Taxes

We record sales taxes collected from customers on a net basis, excluded from revenues.

Valuation of Long-Lived Assets, Including Goodwill

We review annually or more often if events or circumstances indicate a potential impairment exists, goodwill and indefinite lived intangibles for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” We completed our annual impairment review during the fourth quarter of 2006. We did not identify any impairment to our goodwill or indefinite lived intangibles as a result of this review.

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

Product	Recognition policy
Workshop/workshop certificate	Deferred and recognized as the workshop is provided or certificate expires
Home study	Recognized upon delivery of homestudy materials to the customer
Online course	Deferred and recognized over the estimated subscription period
Coaching sessions	Deferred and recognized as services are delivered, or on a straight-line basis over the subscription period
Website subscription and renewals	Deferred and recognized on a straight-line basis over the subscription period
Data licenses	Recognized monthly based on data usage

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

Accounting for Stock-Based Compensation

Prior to 2003 we accounted for stock option grants in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” (the intrinsic value method), and accordingly recognized no compensation expense for stock option grants because the options’ exercise price equaled the fair market value of our stock price on the measurement date. Beginning in 2003, we adopted the fair value expense recognition method available under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), in accounting for options granted after 2002. Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment” utilizing the modified prospective approach.

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

In calculating the fair values and compensation cost associated with share-based payments, we take into account multiple factors, which are highly subjective, and wherein changes could have a significant impact on our statements of operations. These areas include our estimated stock price volatility, as well as the expected lives of the options.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157(“SFAS 157”), “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for fiscal years that begin after November 15, 2007.  We do not believe the impact of SFAS 157 will be material to our consolidated financial statements.

In February 2007, FASB Statement No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Financial Liabilities” was released. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 will be effective for us beginning January 1, 2008. We are currently evaluating the potential effect of SFAS 159 on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates or market prices.  We are subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of our credit agreement with JPMorgan Chase Bank and investment activities that generally bear interest at variable rates.  We do not hold any market risk sensitive instruments for trading purposes.

In connection with the merger with thinkorswim on February 15, 2007, we entered into a credit agreement with JPMorgan Chase Bank wherein we were provided a senior secured variable rate term loan of $125 million to fund a portion of the cash purchase price.  On March 30, 2007, we entered into an interest rate swap that fixed approximately half of the loan facility (see Notes to Consolidated Financial Statements #12 — Notes Payable for more details regarding the nature of the credit facility and the rate structure).  Based on this outstanding debt obligation, a 1.0% increase in interest rates over the next year would increase our annualized interest expense and related cash payments by approximately $1.1 million; a decrease of 1.0% in interest rates over the next year would decrease our annualized interest expense and related cash payments by approximately $1.3 million.  Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods.

As an introducing broker, our subsidiary, thinkorswim, Inc., is the guarantor on margin credit and leverage extended to customers by our outsourced clearing firm, subject to various regulatory and clearing firm margin requirements.  Margin credit is collateralized by cash and securities in the customers’ accounts.  Leverage involves securing a large potential future obligation with a proportional amount of cash or securities.  The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur.  During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation.  We are also exposed to credit risk when customers execute transactions, such as short sales of options and equities, that can expose them to risk beyond their invested capital.  Our clearing firm’s account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve.  thinkorswim, Inc. monitors required margin levels on an intra-day basis and pursuant to such guidelines, requires customers to deposit additional collateral, or to reduce positions, when necessary.

thinkorswim, Inc. earns a net interest spread from our outsourced clearing firm on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances.  The profitability of our margin lending activities depends to a great extent on the difference between interest income earned on margin loans and investments of customer cash and the interest expense paid on customer cash balances and borrowings through our clearing firms.  Based on our interest revenues during the three and six months ended June 30, 2007, a 1.0% change in interest rates would have resulted in a $420,000 and $580,000 change in interest revenues for the three and six month periods, respectively.

We have invested excess cash in marketable securities that are subject to interest rate risk, which is not considered to be material to us. Based on our average holdings of marketable securities during the three and six months ended June 30, 2007, a 1.0 % change in average interest rates would have impacted our net income or loss for the three and six month periods by approximately $10,000 and $60,000, respectively.

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

Item 1a.                    Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock. The risks and uncertainties described below are not the only ones facing us. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition. The description below includes any material changes to and supersedes the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Risks Related to Our Business

If we do not successfully introduce new programs, products and services, our growth rate and revenue will be reduced.

Our growth strategy for the educational segment of our business is dependent on our ability to sell existing training programs, products and services to new students, to open new markets and to develop and introduce new educational programs, products and services.  If we are unable to expand our markets and products, our growth rate and revenue will be reduced.  Market conditions and the level of customer interest may be different for our current products than for new products and marketing costs and methods may differ in new markets, and there can be no assurance that we will be able to compete favorably with, and obtain market acceptance for, any such new programs, products or services.

thinkorswim’s growth strategy also is dependent upon the development of new and the enhancement of existing products and services.  The financial services industry involves rapid technological change and continually evolving industry standards and practices.  Our failure to keep abreast of such changes could result in our technology and systems and our product offerings becoming obsolete.  The development of new products involves significant risks.  We may not be able to adapt our new products or services to new standards in the marketplace.  In addition, changes in technologies could force us to incur substantial expenditures to appropriately modify our infrastructure and our products and services.

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

Our corporate debt levels may limit our ability to obtain additional financing.

At June 30, 2007, we had an outstanding balance of $122.5 million in senior secured term loans and $25 million in available senior secured revolving loan facilities.  Our ratio of debt (our senior secured term loans and capital lease obligations) to equity (expressed as a percentage) was 107% at June 30, 2007.

Our loan agreements, which contain a number of restrictive covenants that affect our business, restrict our ability to, among other things, sell or lease assets, pay dividends or other distributions to stockholders, engage in mergers or consolidations, create liens on assets, and borrow money or issue guarantees.

In addition, as a result of the covenants and restrictions contained in our loan agreements, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities either through acquisitions or internal expansion.  The terms of any future indebtedness could include more restrictive covenants.

We cannot assure you that we will be able to remain in compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the appropriate parties and/or amend the covenants.

We may incur additional indebtedness in the future, including in connection with future acquisitions.  Our level of indebtedness, among other things could:

•                                 make it more difficult or costly for us to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes;

•                                 limit our flexibility in planning for, or reacting to, changes in our business; or

•                                 make us more vulnerable in the event of a downturn in our business.

We may desire or need to raise additional capital in the future, which may not be available on terms acceptable to us.

If we need but are unable to obtain additional capital to expand our operations and invest in new products and services, our business may be adversely affected.  In the future we may require substantial additional capital to finance ongoing operations or the growth of our business.  To the extent that our existing sources of liquidity and cash flow from operations are insufficient to fund our activities, we may need to raise additional funds.  We cannot be certain that we will be able to obtain additional financing on favorable terms.  If we fail to raise additional funds, we may need to sell debt or additional equity securities or to reduce our growth to a level that can be supported by our cash flow.  Without additional capital, we may not be able to: further develop or enhance our services and products; acquire necessary technologies, products or businesses; expand operations in the United States or internationally; make acquisitions; hire, train and retain employees; market our services and products; or respond to competitive pressures or unanticipated capital requirements.

We may experience difficulties integrating recent and future acquisitions.

As a result of recent acquisitions and, as part of our general business strategy, we expect to make more acquisitions and to experience significant growth and expect such growth to continue into the future.  There are numerous risks involved in the acquisition of other businesses, including difficulties in the integration of acquired companies and their operations, products and services; failure to achieve projected synergies; requiring the focus of management to the detriment of other aspects of our business; possible assumption of unknown liabilities; loss of customers or employees of acquired businesses; dilution to our shareholders and the reduction of our reported earnings as a result of the amortization of intangible assets acquired.  This growth is expected to place a significant strain on our management, financial, operating and technical resources.  Failure to manage this growth effectively could have a material adverse effect on our financial condition or results of operations.  There can be no assurance that we will be able to effectively integrate the acquired companies, including thinkorswim, with our own operations.  Expansion will place significant demands on our marketing, sales, administrative, operational, financial and management information systems, controls and procedures.  Accordingly, our performance and profitability will depend on the ability of our officers and key employees to (i) manage our business and our subsidiaries as a cohesive enterprise, (ii) manage expansion through the timely implementation and maintenance of appropriate administrative, operational, financial and management information systems, controls and procedures, (iii) add internal capacity, facilities and third-party sourcing arrangements as and when needed, (iv) maintain service quality controls, and (v) attract, train, retain, motivate and manage effectively our employees.  There can be no assurance that we will integrate and manage successfully new systems, controls and procedures for our business, or that our systems, controls, procedures, facilities and personnel, even if successfully integrated, will be adequate to support our projected future operations.  Any failure to implement and maintain such systems, controls and procedures, add internal capacity, facilities and third-party sourcing arrangements or attract, train, retain, motivate and manage effectively our employees could have a material adverse effect on our business, financial condition and results of operations.

thinkorswim operates in a highly regulated industry and compliance failures could adversely affect our business.

Our securities broker-dealer segment operates under extensive regulation, which increases our cost of doing business and may be a limiting factor on the operations and development of our business.  Our securities broker-dealer business and operations are subject to regulation by the SEC, the National Association of Securities Dealers (“NASD”), national security exchanges and state securities commissions.  We also may be subject to regulation by securities regulatory authorities in foreign countries where our customers are located.  The securities industry in the United States covers all aspects of the securities business, including:

•      sales and marketing methods;

•      trade practices;

•     use and safekeeping of customer funds and securities;

•     capital structure;

•     record-keeping;

•     financing of customers’ purchases; and

•     conduct of directors, officers and employees.

Our securities broker also provides futures brokerage services and is registered through the National Futures Association  (“NFA”) as an introducing broker.  The futures industry is also subject to comprehensive statutes, rules and regulations, including margin requirements, trading restrictions, customer regulations and net capital requirements.  Participants in the futures industry are subject to regulation by the Commodity Futures Trading Commission (“CFTC”), NFA and other self-regulatory organizations (“SROs”).  The regulation of futures transactions in the United States is an extensive and rapidly changing area of law and is subject to modification by government and judicial action.

Our investment advisory subsidiary is registered with and regulated by the SEC and is subject to the regulations of the states in which it does business.

Failure to comply with any of the laws, rules or regulations applicable to us, even inadvertently, could lead to adverse consequences including investigation, censure, fine, the issuance of cease-and-desist orders, other penalties from regulatory agencies, criminal penalties, civil lawsuits, or the suspension or disqualification of our subsidiaries, directors, officers or employees.  Any of these consequences could adversely affect our securities broker-dealer business, our futures business and/or our advisory business.

If we fail to attract students and brokerage customers in a cost-effective manner, our financial position may be negatively impacted.

Our profitability and growth depends on increasing our student base and our brokerage customer base in a cost-effective manner.  We incur significant marketing expenses in connection with our educational operations.  Although we have spent significant financial resources on advertising and related expenses and plan to continue to do so, there can be no assurance that these efforts will be cost-effective at increasing our student base and that our students and their contacts will continue to open brokerage accounts at thinkorswim.  Advertising and marketing costs are likely to increase in the foreseeable future, and we may not have the same ability to expand our advertising and marketing budgets as our larger competitors.  Finally, the advertising and marketing activities of thinkorswim are subject to regulation by the NASD and the NFA.  These SROs impose limitations on our sales methods and our ability to make payments to third party marketers.  Our failure to successfully market our products and services to student and brokerage customers can negatively impact our business and financial condition.

We rely on our strategic partners to provide us with access to leads and customers.

During the six months ended June 30, 2007, we accessed more than forty percent (40%) of our Investor Education sales transaction volume through co-marketing (Success Magazine and NET Marketing Alliance) relationships.  Our strategic partners may enter into identical or similar relationships with our competitors, which could diminish the value of the partners for customer acquisition.  Our strategic partners could terminate their relationship with us.  The businesses of our strategic partners could contract or such strategic partners could experience financial difficulties.  One of our co-marketing partners, NET Marketing Alliance (“NET”), significantly reduced the number of its scheduled events in the second quarter of 2007 and has informed us that it is eliminating all scheduled events commencing August 2007.  Our products and services were marketed at these events.  NET represented approximately 15% of our pro forma consolidated sales transaction volume for our first quarter of 2007.  While management believes that the reduction of our variable costs associated with such events and the other cost saving initiatives we have taken and will take will enable us to maintain operating margins consistent with the first quarter of 2007, there is no assurance that the elimination of NET events will not have a material effect on our financial results.  If any of our other strategic partners were to terminate their relationship with us or were to further decrease operations or experience serious financial difficulties, our ability to distribute our educational products and services could be materially impaired.  In addition, since our merger with thinkorswim, our educational subsidiaries have been the referral source for a substantial percentage of thinkorswim’s new customers.  Any reduction in our sales of education products and services are likely to decrease our referral of new customers to thinkorswim.  We may not be able to maintain our existing relationships or enter into new strategic relationships with co-marketing partners.

Changes in legislation or regulations may affect our ability to conduct our business or reduce our profitability.

The regulatory environment in which we operate may change.  These changes may affect our ability to conduct our business or reduce our profitability.  Our activities may be affected not only by legislation or regulations of general applicability, but also by industry-specific legislation or regulations. The SEC, other U.S. or foreign governmental authorities, the NASD, the NFA or other SROs may adopt new or revised regulations which affect our business.  Changes in the interpretation or enforcement of existing laws and rules by those entities may also affect our business.

In addition, we use the Internet as the distribution channel to provide services to our customers.  We must comply with a variety of federal and state laws affecting the content of materials distributed over the Internet, as well as regulations and other laws restricting the collection, use and disclosure of personal information that we may obtain in the course of providing our online services.  Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could increase our cost of doing business, decrease the demand for our products and services, or otherwise harm our business.  A number of regulatory agencies have recently adopted regulations regarding customer privacy and the use of customer information by service providers.  Additional laws and regulations relating to the Internet may be adopted in the future, including regulations regarding the pricing, privacy, taxation, content and quality of products and services delivered over the Internet.  Compliance with future laws and regulations, or existing laws as they may be interpreted in the future, could be expensive, time consuming, impractical or impossible.

Failure to comply with any of the laws, rules or regulations applicable to us, even inadvertently, could lead to adverse consequences including censure, fine, the issuance of cease-and-desist orders or the suspension or disqualification of directors, officers or employees.  It is also possible that any noncompliance could subject us to criminal penalties and civil lawsuits.  An adverse ruling against us or our officers or other employees could cause us or our subsidiaries or our officers and other employees to pay a substantial fine or settlement, and could result in their suspension or expulsion.  Any of these consequences or events could have a material adverse effect on our business and financial condition.

Our broker-dealer subsidiary has experienced substantial growth.

thinkorswim has experienced substantial growth over the past year and its rate of growth has increased significantly since our merger with thinkorswim.  Such rapid growth has placed significant demands on thinkorswim’s management and other resources.  As a result, thinkorswim will need to attract, hire and retain highly skilled and motivated officers and employees.  We cannot assure you that we will be able to attract or retain the officers and employees necessary to manage this growth effectively.

Many of our competitors have greater financial, technical, marketing and other resources.

Many of our competitors have longer operating histories and greater resources than we do and offer a wider range of brokerage, brokerage related and educational products and services.  Many also have greater name recognition, greater market acceptance and larger customer bases.  These competitors may conduct extensive promotional activities and offer better terms, lower prices and/or different products and services than we do.  Moreover, some of our competitors have established relationships among themselves or with third parties to enhance their products and services.  This means that our competitors may be able to respond more quickly to new or changing opportunities and demands and withstand changing market conditions better than we can.

The market for electronic brokerage services is rapidly evolving and intensely competitive.  We expect the competitive environment to continue in the future.  Our brokerage operations face direct competition from numerous online and software-based brokerage firms, including Charles Schwab & Co., Inc., Fidelity Brokerage Services, LLC, E*TRADE Group, Inc., TD Ameritrade, Inc., TradeStation Group, Inc., OptionsXpress, Inc. and TradeKing.  Our brokerage operations also encounter competition from the broker-dealer affiliates of established full commission brokerage firms as well as from mutual fund sponsors, banks and other organizations that provide online brokerage services.  Many of our competitors in the brokerage industry have greater financial, technical, marketing and other resources, and have greater name recognition and a more extensive customer base than we do.

This intense competition in the brokerage industry has resulted in several trends that may adversely affect our financial condition and results of operations, including the implementation of new pricing strategies; the development by our competitors of products and services and enhancements; consolidation in the industry and increased emphasis on advertising and promotional efforts. In addition, some of our competitors are actively pursuing a larger share of the options trading market.

We believe that the general financial success of brokerage operations within the online brokerage industry will continue to attract new competitors to the industry, such as banks, software development companies, insurance companies, providers of online financial information and others.  These companies may provide a more comprehensive suite of services than we do.  We may not be able to compete effectively with our current or future competitors.

Downturns or disruptions in the securities markets could reduce trade volumes and margin borrowing and increase our dependence on our more active customers who receive lower pricing.

A significant portion of our revenues now comes from online investing services; we expect this business to continue to account for an increasingly significant portion of our revenues in the foreseeable future.  Like other financial services firms, we are affected directly by national and global economic, political and market conditions, broad trends in business and finance, distributions to the securities markets and changes in volume and price levels of securities and futures transactions.  Historically, securities trading volume in the United States has fluctuated considerably.  We expect our revenues to be adversely affected by periods of low trading volume.  Decreases in trade volume may be more significant for us with respect to our less active customers, increasing our dependence on our more active trading customers who receive more favorable pricing based on their trade volume.  Decreases in volumes, as well as securities prices, are also typically associated with a decrease in margin borrowing.  Because we receive a portion of the revenue our clearing firms generate from interest charged on margin borrowing by our customers, such decreases result in a reduction of revenue.  When transaction volume is low, our operating results may suffer in part because some of our overhead costs may remain relatively fixed.

We are subject to various forms of credit risk, and those risks could have a material adverse effect on our financial situation.

Our brokerage operations are subject to substantial credit risk.  Credit risk may arise, for example, from holding securities of third parties; executing securities or futures trades that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, exchanges, clearing houses or other financial intermediaries; and extending credit to our clients through margin loans or other arrangements, including forex transactions.

Many of our customer accounts of our securities broker-dealer business are margin accounts.  Our customer futures accounts trade on margin as well. In margin transactions, we may be obligated for credit extended to our customers by our clearing firms, because we indemnify our clearing firms for our customers’ debits and defaults.  Margin credit is collateralized by cash and securities in the customers’ accounts.  We also execute customer transactions involving the sale of securities not yet purchased which result in our clearing firms extending leverage to our customers for which we may be ultimately responsible.  Leverage involves securing a large potential future obligation with a proportional amount of cash or securities.  We introduce forex transactions to Penson Financial Services, Inc. (“Penson”), which involve substantial amounts of leverage.  The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur.  During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation.  When our clearing firms extend margin or our customers use leverage, our clearing firms may be exposed to significant off-balance-sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur.  In the event customers fail to satisfy their obligations, our clearing firms may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers’ obligations.

We expect this kind of exposure to increase with growth in our overall securities broker-dealer and other brokerage business.  Because we indemnify and hold harmless our clearing firms from certain liabilities or claims, the use of margin credit, leverage and short sales may expose us to significant off-balance-sheet risk in the event that collateral requirements are not sufficient to fully cover losses that customers may incur and those customers fail to satisfy their obligations.  The amount of risk to which we are exposed from the leverage our clearing firms extend to our customers and from short sale transactions by our customers is unlimited and not quantifiable as the risk is dependent upon analysis of a potential significant and undeterminable rise or fall in stock prices.

Our exposure to litigation could adversely affect our business and results of operations.

We are from time to time involved in various lawsuits and legal proceedings. Both Investools Inc. and thinkorswim Inc. have been named as defendants in a lawsuit by Jana Partners LLC (“Jana Partners”) dated May 29, 2007 and filed in New York County.  The complaint alleges that we owe Jana Partners a $2 million structuring fee in connection with the thinkorswim merger under a Memorandum of Understanding.  Jana Partners also seeks approximately $70 million in lost profits that it claims it would have received had it been issued preferred stock under the Memorandum of Understanding.  While it is the opinion of management that such litigation will be resolved without a material adverse effect on our liquidity, financial position or results of operations, there can be no assurance that the litigation will be resolved on terms favorable to us or that the litigation will be able to be resolved quickly.  In the event that the litigation is not resolved quickly, it could result in costly litigation fees and expenses, which may have a material adverse effect on our business and results of operations.  In addition, if the claims are not resolved in our favor or are not settled on terms favorable to us, the litigation could have a material adverse effect on our business and results of operations.  Although we currently are not a defendant in any other material legal proceedings, any claim, with or  without merit, could result in costly litigation, subject us to undetermined penalties, or require us to modify or cease sales of our products or services, any of which could have a material adverse effect on our business and results of operations.

The loss of or change in our third-party vendors may adversely affect our business.

We rely on a number of third parties for various services.  These include the services of other broker-dealers, market makers and exchanges to execute customer orders and other third parties for clearing and related back-office services and other information necessary to run our business, including transaction summaries, data feeds for compliance and risk management, execution reports and trade confirmations.  Third-party content providers provide us with all of the financial information, market news, charts, option and stock quotes, research reports and other fundamental data that we offer to customers.  Furthermore, we have offsite third-party data center operations that are critical to our business.

We cannot assure you that any of these providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs.  An interruption in or the cessation of service by any third-party service provider as a result of systems failures, capacity constraints, financial constraints or problems, unanticipated trading market closures or for any other reason, and our inability to make alternative arrangements in a smooth and timely manner, if at all, may impact our ability to process trades and have other material adverse effects on our business, financial condition and operating results.

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

We are subject to interest rate risk exposure.

thinkorswim’s clearing firms pay us a portion of the revenue they generate from the difference between the interest they earn by investing our customer cash and the interest they pay to our customers on such cash.  A rising interest rate environment will generally result in an increase in the spread our clearing firms generate and a corresponding increase in the amounts of that spread that is paid to us.  A declining interest rate environment will generally result in a decrease in the spread our clearing firms generate and a corresponding decrease in the amounts of that spread that is paid to us.

Our risk management policies and procedures may not be effective and may leave us exposed to unidentified or unexpected risks.

Our policies, procedures and practices used to identify, monitor and control a variety of risks may fail to be effective.  thinkorswim is particularly dependent upon risk management systems because it has indemnified its clearing firms for any losses incurred by its clearing firms from thinkorswim’s customers.  As a result, we face the risk of losses, including losses resulting from firm errors, customer defaults, market movements, fraud and money laundering.  Our risk management methods rely on a combination of technical and human controls and supervision that are subject to error and failure.  Some of our methods of managing risk are based on internally developed controls and observed historical market behavior, and also involve reliance on industry standard practices.  These methods may not adequately prevent futures losses, particularly when there are extreme market movements that exceed historical precedent.  These methods may not adequately prevent losses due to technical errors or the failure of our software or systems.

Systems failures and delays could harm our business.

We deliver educational products and services and receive and process trade orders through a variety of electronic channels.  Our online services are heavily dependent on the integrity of the systems supporting them.  Our systems and operations, including our Web servers and those of our third-party service providers, are vulnerable to damage or interruption from human error, sabotage, encryption failures, break-ins, intentional acts of vandalism, earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems and operations, and similar events.  Our disaster recovery planning cannot account for all eventualities.  In addition, unusually high trading volumes could cause our computer systems to operate at an unacceptably low speed or even fail.  While we have invested significant amounts to upgrade the reliability and scalability of our systems, there can be no assurance that our systems will be sufficient to handle such extraordinary trading volumes.

Systems failures or delays may occur in the future and could cause, among other things, unanticipated disruptions in service to our customers, slower system response time resulting in transactions not being processed as quickly as our customers desire, decreased levels of customer service and customer satisfaction and harm to our reputation.  If any of these events were to occur, we could lose customers, incur additional expenses or financial losses, become involved in customer litigation or become subject to regulatory sanctions.

Our business also depends on the continued reliability of the Internet infrastructure.  Internet infrastructure may be unable to support the demands placed on it if the number of Internet users continues to increase or if existing or future Internet users access the Internet more often or increase their bandwidth requirements.  In addition, viruses, worms and similar programs may harm the performance of the Internet.  The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future.  These outages and delays could reduce the level of Internet usage and our business could be materially adversely affected.

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

Our ability to expand our delivery platforms and penetrate new markets could be stagnated without continued growth in the use and efficient operation of the Internet.  Web-based markets for information, products and services are new and rapidly evolving.  If Internet usage does not continue to grow or grows slower than anticipated, we may be unable to secure new sponsorship and subscription arrangements for our offerings.  To the extent the investor educational segment of our business relies on web-based delivery platforms, our operations will also be dependent on adequate network infrastructure, consistent quality of service and availability to customers of cost-effective, high-speed Internet access.  Our brokerage business is online and is entirely dependent on the Internet.  If our systems cannot meet customer demand for access and reliability, these requirements will not be satisfied, and customer satisfaction could degrade substantially, adversely affecting our prospects for market penetration and profitability.

Our inability to protect our intellectual property rights or our infringement of the intellectual property rights of others could adversely affect our business.

Patents of third parties may have an important bearing on our ability to offer certain of our products and services.  Our major competitors as well as other companies and individuals may obtain and may have obtained patents related to the educational tools and the technologies for trading the types of products and providing the services we offer or plan to offer.  We cannot assure you that we are or will be aware of all patents containing claims that may pose a risk of infringement by our products and services.  In addition, some patent applications in the United States are confidential until a patent is issued and, therefore, we cannot evaluate the extent to which technology concerning our products and services may be covered or asserted to be covered by claims contained in pending patent applications.  In general, if one or more of our products or services were found by a court to infringe patents held by others, we may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing those patents.  An adverse ruling arising out of any intellectual property dispute could also subject us to significant liability for damages.

We cannot assess the extent to which we may be required in the future to obtain licenses with respect to patents held by others, whether such license would be available or, if available, whether we would be able to obtain such licenses on commercially reasonable terms.  If we are unable to obtain licenses with respect to patents held by others, and are unable to redesign our products or services to avoid infringement of any such patents, this could materially adversely affect our business, financial condition and operating results.

Also, protection may not be available for our intellectual property.  Although we have numerous registered trademarks in the United States and other countries, we do not have any patents on our educational tools or trading related technology and there can be no assurance that we will be able to secure significant protection for any of this intellectual property.  It is possible that our competitors will adopt technology or product or service names similar to ours, thereby impeding our ability to distinguish our technology and build brand identity, possibly leading to customer confusion.  Our inability to adequately protect our marks could have material adverse effect on our business, financial condition and operating results.

Requirements associated with being a public company require significant company resources and management attention.

As a public company, we are subject to the reporting requirements of the Exchange Act and the other rules and regulations of the SEC and the NASDAQ Global Market.  We continue to work with our independent legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations.  These areas include corporate governance, internal controls, disclosure controls and procedures and financial reporting and accounting systems.  We have made, and will continue to make, changes in these and other areas, including our internal control over financial reporting.  However, we cannot assure you that these and other measures we may take will be sufficient to allow us to satisfy our obligations as a public company on a timely basis.  In addition, compliance with reporting and other requirements applicable to public companies, including under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC and the Public Company Accounting Oversight Board, create additional costs for us and require substantial amounts of time and attention of our management.  We cannot predict or estimate the future amount of the costs we may incur, the timing of such costs or the degree of impact that our management’s attention to these matters will have on our business.

Failure to maintain adequate internal controls could adversely affect our business.

We are subject to internal control requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC and the Public Company Accounting Oversight Board.  These laws, rules and regulations continue to evolve and could become increasingly stringent in the future.  We have undertaken actions to enhance our ability to comply with the requirements of the Sarbanes-Oxley Act of 2002, including, but not limited to, the increased allocation of internal audit department resources, documentation of existing controls and implementation of new controls or modification of existing controls as deemed appropriate.  Control deficiencies have been identified from time to time, and we have undertaken actions to remediate them.

In connection with management’s review of our disclosure controls and procedures, for the first quarter of 2007, management concluded that our controls and procedures are not effective as of the end of such period, in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting pertaining to our revenue recognition systems.

In addition, as part of a company-wide initiative to replace our legacy computer systems, we completed an implementation of a new Enterprise Resource Planning (“ERP”) system during March 2007.  As a result of the implementation, internal controls related to user security, account structure and hierarchy, system reporting and approval procedures were modified and redesigned to conform with and support the new ERP system.  Although management believes internal controls have been maintained or enhanced by the ERP system implemented during the quarter, the controls in the newly upgraded environment have not been completely tested.  As such, there is a risk that deficiencies may exist that have not yet been identified and that individually could constitute significant deficiencies or in the aggregate, material weakness.  Management will be performing tests of controls relating to the new ERP environment over the course of 2007.

We continue to devote substantial time and resources to the documentation and testing of our controls, and to planning for and implementation of remedial efforts in those instances where remediation is indicated.  If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time; we could be subject to regulatory actions, civil or criminal penalties or shareholder litigation.  In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition, results of operations and cash flows.

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

Downturns in the securities markets increase the credit risk associated with margin.

We permit customers to purchase securities on margin.  Our clearing firms provide margin financing to our customers.  Under the terms of our clearing agreements, we indemnify our clearing firms for our customer debit balances.  When the market declines rapidly, there is an increased risk that the value of the collateral our clearing firms hold in connection with these transactions could fall below the amount of a customer’s indebtedness, which increases the risk of customer debit balances.

Reduced spreads in securities pricing and reduced levels of trading activity could harm our business.

In addition to commissions, we generate a portion of our brokerage revenue from payment for order flow.  As is customary in the industry, our payment for order flow arrangements are not subject to written agreements.  Consequently, they could be adjusted or terminated at any time.  If these payments were reduced or eliminated, our business could be adversely affected.  The increase in computer generated buy/sell programs in the marketplace has continued to tighten spreads, resulting in reduced revenue capture per share by the specialist and market-making community and reduced payment for order flow revenues for a brokerage firm like us.  Any changes in the marketplace, such as quoting of options in smaller increments, that reduce the spread available for market makers and other liquidity providers, who are the parties that pay us for order flow, could negatively impact our cash flow from these sources.

Losses due to employee or customer fraud could have an adverse effect on our business.

We are exposed to potential losses resulting from fraud and other misconduct by employees, customers or third parties.  Employees may bind us to transactions that exceed authorized limits or present unacceptable risks, hide from us unauthorized or unsuccessful activities or improperly use confidential information.  Third parties may engage in fraudulent activities, including fraudulent access to legitimate customer accounts, the use of false identities to open accounts, or the use of forged or counterfeit checks for payment.  Such types of fraud may be difficult to prevent or detect, and we may not be able to recover the losses caused by such activities.  Any such losses could have a material adverse effect on our business, financial condition and operating results.

Servicing customers outside the United States involves special challenges that we may not be able to meet, which could negatively impact our financial results.

Since our services are available over the Internet in foreign countries and we have customers residing in foreign countries, foreign jurisdictions may claim that we are required to qualify to do business in their country.  We believe that the number of our customers residing outside of the United States will increase over time.  We may be required to comply with the laws and regulations of each country in which we conduct business, including laws and regulations currently in place or which may be enacted related to Internet services available to their citizens from service providers located elsewhere.  Any failure to develop effective compliance and reporting systems could result in regulatory penalties in the applicable jurisdiction, which could have a material adverse effect on our business, financial condition and operating results.

Failure to comply with net capital requirements could adversely affect our business.

The SEC and the NASD have strict rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and introducing brokers.  thinkorswim is required to comply with these net capital requirements.  If it fails to maintain the required net capital, the SEC could fine thinkorswim or even suspend or revoke its registration, or the NASD could sanction thinkorswim, including by limiting its growth or expelling it from membership.  Any of these actions could have a material adverse effect on our securities broker-dealer business.  If such net capital rules are changed or expanded, or if there is an unusually large charge against our net capital, operations that require the use of capital would be restricted. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our then present levels of business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

thinkorswim has net capital requirements under CFTC and NFA regulations; however, because it is an introducing broker and its net capital requirements under the SEC rules are greater than its net capital requirements would be if it were only registered as an introducing broker, the SEC net capital rule governs our capital requirements on the futures side as well.

As a holding company, we access the earnings of our broker-dealer subsidiary through the receipt of dividends from that subsidiary.  Net capital requirements may limit our ability to access those earnings.

We are dependent on clearing agents, including Penson Financial Services, Inc., and any failures by them or difficulties in our relationships could materially harm our business.

Our securities broker-dealer business and our futures brokerage business is dependent on Penson and certain other clearing agents, including Merrill Lynch, Pierce, Fenner & Smith Incorporated (“ML”), for the clearing and orderly processing of our transactions and the holding of our customers accounts and securities and futures positions.  Our clearing agreements with Penson, ML, and our other clearing firms may be terminated by any of the parties upon prior written notice.  Breaches or termination of these agreements or the clearing firms’ agreements with their third-party suppliers and sources of financing could harm our securities broker-dealer business and our futures business.  Termination of our relationship with Penson, ML, or any of our other clearing firms could have a material adverse effect on our business.  We would have to enter into agreements with other clearing firms and there is no assurance we could enter into agreements on favorable or satisfactory terms. Moreover, we have agreed to indemnify and hold harmless our clearing firms from certain liabilities or claims, including claims arising from the transactions of our customers, and may incur significant costs as a result of customer losses.

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

Laws and regulations can affect the operations of the education segment of our business and may limit our ability to operate in certain jurisdictions.

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

We may suffer losses if our reputation is harmed.

Our ability to attract and retain customers and employees may be adversely affected to the extent our reputation is damaged.  If we fail, or appear to fail, to deal with various issues that may give rise to reputational risk, we could harm our business prospects.  These issues include, but are not limited to, appropriately dealing with potential conflicts of interest, legal and regulatory requirements, ethical issues, money-laundering, privacy, record-keeping, marketing and sales practices, delivering products and services of high quality and the proper identification of the legal, credit, liquidity, and market risks inherent in our business.  Failure to appropriately address these issues could also give rise to additional legal risk to us, which could, in turn, increase the size and number of claims and damages asserted against us or subject us to regulatory enforcement actions, fines, and penalties.

The market price of our common stock is subject to significant fluctuations due to a number of factors that are beyond our control.

The market price of our common stock has experienced, and may continue to experience, substantial volatility. During the twelve-month period ended July 31, 2007, the sale prices of our common stock on the NASDAQ Global Market has ranged from a low of $7.58 to a high of $17.49 per share.  We expect our common stock to continue to be subject to fluctuations.  Factors that could cause fluctuation in the stock price may include, among other things:

•             actual or anticipated variations in quarterly operating results;

•             changes in our relationships with our strategic partners;

•             acquisitions and the operating results of the businesses we acquire;

•             the sale of shares of our common stock by our significant stockholders;

•             announcements of technological advances by us or our competitors;

•             conditions or trends in our industry, including demand for our products and services, technological advances and governmental regulations;

•             litigation involving or affecting us;

•             changes in financial estimates by us or by any securities analysts who might cover our stock; and

•             additions or departures of our key personnel.

Broad market and industry factors could also adversely affect the market price of our common stock, regardless of our actual operating performance.  The realization of any of these risks and other factors beyond our control could cause the market price of our common stock to decline significantly.

If a large number of shares of our common stock is sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

We cannot predict what effect, if any, future issuances by us of our common stock will have on the market price of our common stock. We issued approximately 19.1 million shares of our common stock in connection with our merger with thinkorswim.  We have registered approximately 10.3 million shares of such common stock for resale under a registration statement effective August 7, 2007.  In addition we are obligated to effect a shelf registration statement for approximately 3 million shares of common stock in the aggregate on or before February 15, 2008 and an additional approximately 3 million shares of common stock in the aggregate on or before February 15, 2009, for the benefit of Tom Sosnoff and Scott Sheridan; provided, that upon the termination of their employment for other than cause, death or disability, such registration statement for the terminating employee’s shares must be filed within thirty days of the terminating event.  The market price of our common stock could drop significantly if certain large holders of our common stock, or recipients of our common stock in connection with an acquisition, including thinkorswim, sell all or a significant portion of their shares of common stock or are perceived by the market as intending to sell these shares other than in an orderly manner.  In addition, these sales could impair our ability to raise capital through the sale of additional common stock in the capital markets.

Our ability to issue preferred stock could adversely affect the rights of holders of our common stock.

Our certificate of incorporation authorizes us to issue up to 1,000,000 shares of preferred stock in one or more series on terms that may be determined at the time of issuance by our Board of Directors. Accordingly, subject to any contractual limitation, we may issue shares of any series of preferred stock that would rank senior to the common stock as to voting or dividend rights or rights upon our liquidation, dissolution or winding up without the consent of the holders of common stock.

Certain provisions in our charter documents have anti-takeover effects.

Certain provisions of our certificate of incorporation and bylaws may have the effect of delaying, deferring or preventing a change in control of us.  Such provisions, including those limiting who may call special stockholders’ meetings, the possible issuance of our preferred stock without stockholder approval, and a classified Board of Directors with staggered three year terms, may make it more difficult for other persons, without the approval of our Board of Directors, to make a tender offer or otherwise acquire substantial amounts of our common stock or to launch other takeover attempts that a stockholder might consider to be in such stockholder’s best interest.

Because we have no plans to pay any dividends for the foreseeable future, investors must look solely to stock appreciation for a return on their investment in us.

We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.  We currently intend to retain any future earnings to support our operations and growth.  Any payment of cash dividends in the future will be dependent on the amount of funds legally available, our earnings, financial condition, capital requirements and other factors that our Board of Directors may deem relevant.  Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Item 2.                          Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                          Defaults upon Senior Securities

None.

Item 4.                          Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders (“Annual Meeting”) on June 13, 2007.  The purpose of the Annual Meeting was to (i) elect two Class III directors, each of whom will serve a three-year term expiring at the 2010 Annual Meeting and (ii) to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007.

The following table provides the number of votes cast related to each proposal:

	For	Withheld
F. Warren McFarlan	45,089,378	490,796
Michael H. Goldsmith	45,087,229	492,945

	For	Against	Abstain	Broker Non-Votes

Ratification of KPMG LLP	45,451,839	89,955	38,380

The following other directors continued their term of office after the annual meeting:  Lisa Polsky, Scott D. Sheridan, Tom Sosnoff, Douglas T. Tansill and Hans von Meiss.

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

Date: August 9, 2007