Form 10-Q
period 2007-09-30
INVESTOOLS INC
filed 2007-11-14
CIK 1145124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED September 30, 2007

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

Common Stock: 65,474,009 as of November 9, 2007

INVESTOOLS INC. AND SUBSIDIARIES
Report on Form 10-Q
Quarter Ended September 30, 2007

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

INVESTOOLS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	September 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$46,287	$52,923
Marketable securities	2,803	22,141
Accounts receivable, net of allowance ($317 and $74)	18,977	5,885
Receivable from clearing brokers	10,462	—
Income tax receivable	8,297	—
Deferred tax asset	11,305	—
Other current assets	4,067	10,056
Total current assets	102,198	91,005

Long-term restricted cash	385	377
Goodwill	207,317	18,085
Intangible assets, net of accumulated amortization ($13,591 and $4,154)	135,455	2,936
Software development cost, net of accumulated depreciation ($2,543 and $274)	24,236	12,584
Furniture and equipment, net of accumulated depreciation ($7,794 and $4,790)	8,209	5,253
Other long-term assets	20,802	1,397

Total assets	$498,602	$131,637

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of deferred revenue	$126,438	$120,919
Other current liabilities	20,214	15,958
Accounts payable	14,411	4,388
Accrued payroll	13,197	4,870
Accrued tax liabilities	8,042	9,602
Current portion of capitalized lease obligations	208	180
Current portion of notes payable	17,500	—
Total current liabilities	200,010	155,917

Long-term portion of deferred revenue	40,929	38,656
Capitalized lease obligations	385	500
Notes payable	102,500	—
Deferred income taxes	16,288	—
Other long-term accrued liabilities	529	215
Total liabilities	360,641	195,288

Stockholders’ equity (deficit):
Common stock $0.01 par value (65,623 and 45,264 shares issued and outstanding, respectively)	656	453
Additional paid-in capital	324,862	128,115
Accumulated other comprehensive income	38	3
Accumulated deficit	(187,595)	(192,222)
Total stockholders’ equity (deficit)	137,961	(63,651)

Total liabilities and stockholders’ equity (deficit)	$498,602	$131,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		Restated		Restated
Revenue	$89,332	$40,043	$223,934	$126,164
Costs and expenses
Cost of revenue	35,437	26,291	105,334	90,841
Selling expense	16,165	12,154	52,531	36,660
General and administrative expense	15,556	8,353	52,632	25,029
Special charges	310	195	1,275	3,185
Total costs and expenses	67,468	46,993	211,772	155,715

Income (loss) from operations	21,864	(6,950)	12,162	(29,551)

Other (expense) income
Interest expense	(3,903)	(18)	(7,681)	(49)
Interest income	433	734	1,294	1,698
Other	(6)	(70)	2	(68)
Other (expense) income	(3,476)	646	(6,385)	1,581

Net income (loss) before income taxes and cumulative effect of accounting change	18,388	(6,304)	5,777	(27,970)
Income tax (benefit) provision	—	(907)	1,150	(851)

Net income (loss) before cumulative effect of accounting change	18,388	(5,397)	4,627	(27,119)
Cumulative effect of accounting change	—	—	—	48

Net income (loss)	$18,388	$(5,397)	$4,627	$(27,071)

Net income (loss) per common share:
Basic	$0.28	$(0.12)	$0.07	$(0.60)
Diluted	$0.27	$(0.12)	$0.07	$(0.60)

Weighted average common shares outstanding — basic	65,437	45,111	62,076	44,999
Weighted average common shares outstanding — diluted	68,383	45,111	64,468	44,999

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2007	2006
		Restated
Cash flows from operating activities:
Net income	$4,627	$(27,071)
Reconciling adjustments:
Depreciation and amortization	14,182	3,510
Deferred taxes	173	84
Stock compensation expense	13,391	833
Amortization of exclusivity rights	3,070	—
Amortization of debt issuance costs	768	—
Decrease in fair value of interest rate swap agreement, included in interest expense	479	—
Provision for sales return reserve	892	526
Provision for lease termination	136	213
Provision for (recovery of) bad debt	243	(32)
Loss (gain) on sale of assets	22	(10)
Impairment of capitalized software development	—	1,464
Provision for inventory reserve	70	—
Loss on marketable securities	4	73
Changes in operating assets and liabilities, net of the effect of acquired businesses:
Accounts receivable	(11,417)	(1,799)
Receivable from clearing brokers	(6,114)	—
Income tax receivable	62	—
Other assets	5,619	(2,378)
Accounts payable	(2,345)	1,437
Deferred revenue	7,792	62,502
Accrued payroll	4,677	1,619
Other liabilities	(5,847)	4,223
Accrued tax liabilities	(170)	58
Net cash provided by operating activities	30,314	45,252

Cash flows from investing activities:
Purchases of marketable securities	—	(23,403)
Proceeds from the sale or maturity of marketable securities	19,341	3,865
Proceeds from the sale of equipment	25	10
Payments for capitalized software development costs	(11,469)	(4,540)
Purchases of furniture and equipment	(3,102)	(2,621)
Deferred acquisition costs	—	(1,323)
Cash held in escrow	(8,400)	—
Cash paid in business acquisitions, net of cash received	(149,347)	—
Net cash used in investing activities	(152,952)	(28,012)

Cash flows from financing activities:
Payments on capital leases	(139)	(112)
Payments on note payable	(5,000)	—
Changes in long-term restricted cash	(8)	4,715
Proceeds from note payable	125,000	—
Payment of debt issuance costs	(4,539)	—
Repurchase of stock	—	(1,360)
Proceeds from exercise of stock options	661	711
Net cash provided by financing activities	115,975	3,954

Effect of exchange rates on cash and cash equivalents	27	—

Increase (decrease) in cash and cash equivalents	(6,636)	21,194
Cash and cash equivalents:
Beginning of period	52,923	11,466

End of period	$46,287	$32,660

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,368	$46
Cash paid for taxes	547	—
Supplemental non-cash disclosures:
Equipment financed with capital lease obligations	$52	$193
Licensing contracts financed with vendors	$—	$350
Software development, deferred acquisition costs and furniture and equipment costs financed through accounts payable and other liabilities	$3,436	$2,604
Exclusivity rights and intellectual property financed through stock	10,710	—
Legal settlement settled with stock	2,762	—
Reversal of deferred tax valuation allowance through goodwill	1,048	—
Software development costs financed with stock	138	—

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”) and do not include all the information and footnotes required by accounting principles generally accepted in the United States. However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods. The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

Restatement of 2006 and 2007 Interim Financial Statements

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

The Company has accordingly restated operating results for each of the first three quarters of 2006 to appropriately reflect recognition of the additional revenue earned. In addition, the Company restated operating results for sales tax accrued in the first quarter of 2006. The aggregate impact of the restatement in the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2006 is an increase in revenue recognized under generally accepted accounting principles (“GAAP”) of $4.5 million and $13.5 million, respectively, an increase in selling expense of zero and $0.5 million, respectively, and a reduction to net loss of $4.5 million and $13.0 million, respectively. These adjustments also resulted in related changes to long-term deferred tax assets, short-term deferred tax liabilities, current and long-term deferred revenue, accrued sales taxes, the reserve for sales returns, and accumulated deficit. There was no impact from the restatement on net cash provided by operating activities, net cash used in investing activities, or net cash provided by financing activities. Further explanations of the restated financial statements can be found in the audited consolidated financial statements for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K.

In November 2007, the Company determined that during the quarter ended June 30, 2007 certain deferred revenue related to workshops had not been appropriately recognized as revenue during the period the workshop was attended. Additionally, the Company also determined that certain cash flows previously identified as operating activities need to be reclassified as investing activities.

The Company will accordingly restate operating results for the quarter ended June 30, 2007 to appropriately reflect recognition of the additional revenue earned and the proper classification of cash flows. The aggregate impact of the restatement in the accompanying Condensed Consolidated Statement of Operations for the nine months ended September 30, 2007 is an increase in revenue recognized under generally accepted accounting principles (“GAAP”) of $2.1 million. These adjustments also resulted in changes to current and long-term deferred revenue, the reserve for sales returns and accumulated deficit. In addition, the Company corrected an error of approximately $3.9 million in the statement of cash flows, increasing cash from operating activities and increasing cash used in investing activities, related to payments for capitalized software development costs, furniture and equipment financed through accounts payable and other liabilities in previous quarters.

2.                 Summary of Significant Accounting Policies

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

The adoption of FIN 48 did not have a material effect on the financial statements as of the adoption date and as of September 30, 2007. As a result, there was no cumulative effect related to adoption. As of January 1, 2007, the Company had no unrecognized tax benefits.

The Company is continuing its practice of recognizing interest and/or penalties related to income tax matters as a component of tax expense in the Condensed Consolidated Statements of Operations.

Tax years 2004 through 2006 and 2003 through 2006 are subject to examination by federal and state taxing authorities, respectively. The Company recently concluded an examination by the Internal Revenue Service for the tax years ended December 31, 2004 and 2005. The agreed-upon adjustments in the examination did not result in a material impact to the financial statements.

During the quarter ended September 30, 2007, the Company did not record any incremental tax expense. A portion of our net operating losses (“NOLs”) was used during the quarter, creating deferred tax expense which was offset by a corresponding deferred tax benefit related to the release of valuation allowance on those NOLs

Tax expense, in the amount of $1.1 million, was recorded during the nine months ended September 30, 2007 and relates to the use of a portion of our net operating losses which created deferred tax expense that was not offset by the related release of valuation allowance on those NOLs. The tax benefit resulting from valuation release was credited to goodwill instead of tax expense, since the valuation allowance on those NOLs was originally established in purchase accounting.

Sales Taxes

The Company records taxes collected from customers on a net basis, excluded from revenues.

Foreign currency translation

The assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains and losses reported as a separate component of shareholders’ equity and comprehensive income. Results of operations are translated using the average exchange rates prevailing throughout the period. Transactions denominated in currencies other than the functional currency are translated at exchange rates in effect at the balance sheet date or upon settlement of the transaction. Gains and losses from such translation are recorded to the condensed consolidated statements of operations as a component of “Other.”

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

Product	Recognition policy
Workshop/workshop certificates	Deferred and recognized as the workshop is provided or certificate expires
Home study programs	Recognized upon delivery of home study materials to the customer
Online courses	Deferred and recognized over the estimated subscription period
Coaching services	Deferred and recognized as services are delivered, or on a straight-line basis over the subscription period
Website subscription services	Deferred and recognized on a straight-line basis over the subscription period
Data licenses	Recognized monthly based on data usage

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

thinkorswim Segment

The types of revenues associated with thinkorswim include brokerage commissions, interest and dividends and other brokerage related revenue. Revenues for commissions and other brokerage related activities are recorded on a trade date basis. Interest and dividend revenues are recorded when earned.

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

Reclassifications and Correction of Errors

Certain amounts in the September 30, 2006 Condensed Consolidated Financial Statements have been reclassified to conform to the current period’s presentation. Additionally, in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2007, approximately $0.3 million and $3.4 million were reclassed from accounts payable and other liabilities, respectively, to payments for capitalized software development costs, and $0.2 million was reclassed from accounts payable to purchases of furniture and equipment to properly reflect the use of cash for payments made related to asset purchases financed through accounts payable and other liabilities in previous quarters.

3.             Acquisitions

In September 2006, the Company and thinkorswim, a Delaware corporation, entered into an Agreement and Plan of Merger pursuant to which Investools would acquire 100% of the outstanding stock of thinkorswim. On February 15, 2007, the Company’s wholly-owned subsidiary, Atomic Acquisition Corp., merged with and into thinkorswim, and the results of thinkorswim’s operations have been included in the Condensed Consolidated Financial Statements since that date. The total purchase price of $359.7 million included cash of $181.5 million, shares of common stock worth $167.2 million (19.1 million shares of common stock), and $11.0 million in direct acquisition costs. In connection with the merger, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. provided the Company a senior secured term loan of $125 million to fund a portion of the cash purchase price.

As part of the Merger Agreement, Investools agreed to issue up to a maximum of 728,608 additional shares of common stock to thinkorswim shareholders in the event the stock’s average trading price fell below $8.75 per share during the twenty-day period prior to certain dates subsequent to the Merger (with an $8.00 floor on such share price). The various dates are those on which specific groups of thinkorswim shareholders are first permitted to sell Investools shares, or portions thereof, that they received as merger consideration. The potential dates specified fall between six months and three years after the Merger closes, with the first such date being August 15, 2007. At the time the Merger was announced, the fair market value of Investools stock was $8.59. Because the additional shares are contingently issuable if the price falls below $8.75 per share, the value of the portion of the purchase price attributable to the issuance of common stock has been increased to $8.75 per share in accordance with EITF No. 97-15, “Accounting for Contingency Arrangements Based on Security Prices in a Purchase Business Combination”.

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

Purchase Price Allocation:
Current assets (including cash of $40.9 million)	$57,280
Property and equipment	2,411
Intangible assets:
Customer relationships	93,400
Trade name	16,100
Non-compete agreements	2,500
Technology	28,950
Goodwill	190,283
Deferred tax assets	48,533
Total assets acquired	439,457

Current liabilities	(25,392)
Deferred tax liability related to value assigned to intangibles	(54,385)
Total liabilities assumed	(79,777)
Net assets acquired	$359,680

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

In connection with the acquisition approximately $8.5 million has been placed in escrow pending the resolution of various contingencies involving legal and tax-related matters. When the resolution of the contingencies are determinable beyond a reasonable doubt, this amount will be recorded as goodwill. Subsequent to the purchase date such payments totaled $0.1 million as of September 30, 2007. The escrow amount is included in the Condensed Consolidated Balance Sheets within Other long-term assets.

The following table contains unaudited and pro forma results of operations for the nine months ended September 30, 2007 and the three and nine months ended September 30, 2006. The pro forma results of operations give pro forma effect as if the merger had occurred on January 1, 2006, after giving effect to certain adjustments including the amortization of the intangible assets, interest expense, tax adjustments, and assumes the purchase price has been allocated to the assets purchased and the liabilities assumed based on their values at the date of purchase. The effect of the change in fair value of the interest rate swap (See Note 12) has not been included in the following pro forma results of operations. The following unaudited pro forma results of operations are presented for illustrative purposes only, and are not necessarily indicative of the operating results that would have occurred had the transaction been consummated for the dates indicated. Furthermore, such unaudited pro forma results of operations are not necessarily indicative of future operating results of the combined companies, due to changes in operating activities following the purchase, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.

	Three Months Ended September 30,	Nine Months Ended September 30,
(in thousands, except per share data)	2006	2007	2006
Revenue	$55,871	$234,051	$170,139
Net income (loss)	$(9,722)	$3,923	$(40,964)

Net income (loss) per share:
Basic	$(0.15)	$0.06	$(0.64)
Diluted	$(0.15)	$0.06	$(0.64)

4.      Capitalized Software Development Costs

For internal use software the Company complies with The American Institute of Certified Public Accountants (“AICPA”) Statement of Position No. 98-1  (“SOP 98-1”), “Accounting For Cost of Computer Software Developed or Obtained for Internal Use”, and EITF No. 00-2, “Accounting for Website Development Costs”. In accordance with SOP 98-1, software development costs incurred as part of an approved project plan that result in additional functionality to internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software. During the three and nine months ended September 30, 2007 the Company capitalized $4.4 million and $13.3 million, respectively, of software development costs compared to $2.8 million and $6.3 million, respectively, during the three and nine months ended September 30, 2006. The software development costs related to the implementation of the Company’s integrated enterprise resource planning and customer relationship management software solution, internal use software for the development of the Investor Toolbox™ website and software and website assets developed for internal use by thinkorswim.

Amortization of software developed for internal use begins when the internal use software is ready for its intended use, and is calculated on a straight-line basis over the estimated life of the product. The Investor Toolbox™ application was placed in service during the latter part of 2006, the integrated enterprise resource planning software was placed in service in March 2007. The software and website assets developed for internal use by thinkorswim were placed in service on various dates throughout the quarter. The customer relationship management software is expected to be placed in service in the fourth quarter of 2007. Amortization expense during the three and nine months ended September 30, 2007 was approximately $0.6 million and $2.3 million, respectively. There was no amortization expense during the three and nine month periods ended September 30, 2006.

5.      Marketable Securities

The Company invests excess cash in marketable securities, primarily government sponsored securities with maturities ranging from two to 16 months. At September 30, 2007 and December 31, 2006, the cost of these securities was $2.8 million and $22.1 million, respectively. The Company has classified these marketable securities as available for sale under Statement of Financial Accounting Standards No. 115 (“SFAS 115”), “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the securities are recorded at fair value and any unrealized gains or losses are included in accumulated other comprehensive income within Stockholders’ equity (deficit) in the Condensed Consolidated Balance Sheets. Gains are recognized when realized and are recorded in the Company’s Condensed Consolidated Statement of Operations in other income. Losses are recognized as realized or when management has determined an other-than-temporary decline in fair value has occurred. There were $0 and $4,000 of realized losses recognized in the three and nine months ended September 30, 2007, respectively, and $0.1 million and $0.1 million of realized losses recognized in the three and nine months ended September 30, 2006, respectively. Certain of these securities were purchased at a discount or premium, which are being amortized into interest income over the maturity of the security. The Company recognized interest income of $35,000 and $0.7 million in the three-month periods ended September 30, 2007 and 2006 and $0.3 million and $1.5 million in the nine-month periods ended September 30, 2007 and 2006. The market value of these marketable securities, reflected in the balance sheet at September 30, 2007 and December 31, 2006, were $2.8 million and $22.1 million, respectively. Gross unrealized holding gains were $11,000 at September 30, 2007 and $3,000 at December 31, 2006.

6.      Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased, are composed of the following at September 30, 2007 (in thousands):

	Securities Owned	Securities Sold, Not Yet Purchased
Options	$32	$46
Equities and other	44	138
	$76	$184

Securities owned and securities sold, not yet purchased are included in Other current assets and Other current liabilities, respectively, within the Condensed Consolidated Balance Sheets.

7.      Inventories

Inventories are stated at the lower of cost or market value (using the first-in, first-out method). The Company’s inventories consist of manuals and DVDs that comprise the Company’s educational products. At September 30, 2007 and December 31, 2006, $0.2 million and $0.1 million, respectively, in net inventories were included as part of Other current assets within the Condensed Consolidated Balance Sheets.

8.      Acquired Intangibles

Amortizable Intangibles

Amortizable acquired intangibles with finite lives as of September 30, 2007 and December 31, 2006 were as follows (in thousands):

	As of September 30, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Customer relationships	$93,400	$(5,662)	12.9 years	$—	$—	—
Technology and other	35,330	(6,560)	6.3 years	5,380	(3,403)	3.1 years
Non competition	3,390	(1,369)	2.3 years	890	(751)	1.1 years
Total amortizable intangibles	$132,120	$(13,591)	11.1 years	$6,270	$(4,154)	3.0 years

For the three and nine months ended September 30, 2007, amortization expense was $3.7 million and $9.4 million, respectively as compared to $0.6 million and $1.8 million for the same periods in 2006. Customer relationships are being amortized on an accelerated basis.

Estimated future amortization expense is as follows (in thousands):

2007 Remaining	$3,730
2008	14,785
2009	15,185
2010	13,483
2011	12,755
Thereafter	58,591
Total estimated amortization expense	$118,529

Non-amortizable Intangibles

Trademarks and trade names are not amortized and have indefinite lives as of September 30, 2007. The Company recorded $0.8 million as a result of the acquisition of Prophet Financial Systems, Inc. (“Prophet”) in 2005 and $16.1 million as a result of the acquisition of thinkorswim in the first quarter of 2007.

9.      Stock-Based Compensation

The Company currently administers six stock-based compensation plans. These plans are administered by the Compensation Committee of the Board of Directors, which directly selects persons eligible to receive awards and determines the number of shares and/or options subject to each award, the terms, conditions, performance measures, and other provisions of the award. Readers should refer to Notes 2 and 11 of the Company’s Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2006 for additional information related to these stock-based compensation plans.

Stock Options

The Investools 2001 Stock Option Plan is the only plan out of which the Company currently can grant options. The plan was approved by stockholders in December 2001. On June 15, 2006, stockholders approved a proposal amending the plan to increase the total number of shares available for grant under this plan for issuance to officers, directors and employees from six million to eight million. In connection with its proposed merger with thinkorswim, the Company filed a proxy statement with the SEC on December 13, 2006 that contained a proposal to increase the total number of shares available for grant under this plan to 12 million, and to also make options available thereafter to consultants of the Company. The proposal was approved by stockholders in January 2007. Stock options have typically been granted at fair market value of the Company’s common stock at the date of grant, and generally expire ten years from the date of grant. The shares are issuable from the Company’s authorized but unissued shares, or they may be issued out of treasury stock, if any. Based on awards previously granted to employees, directors and outside consultants, the number of shares available for future stock option grants were 5,257,205 at September 30, 2007.

The total compensation expense related to the Company’s stock option plans and which was included in results of operations within the Condensed Consolidated Statements of Operations was $1.6 million and $12.6 million for the three and nine months ended September 30, 2007, respectively, as compared to $0.3 million and $0.9 million for the same periods in 2006. In addition, costs of $77,000 and $138,000, respectively, were capitalized and included in software development costs during the three and nine months ended September 30, 2007. The tax benefits potentially realizable from stock option exercises was zero and $0.2 million for the three and nine months ended September 30, 2007, and zero and $0.6 million for the three and nine months ended September 30, 2006, respectively. However, the Company was not able to recognize these tax benefits due to its existing, fully-reserved net operating loss carry forward. Until the tax deduction can be utilized to reduce taxes payable, the realization of these tax benefits will not be recognized, and cash flows from financing activities presented in the Condensed Consolidated Statements of Cash Flows will not include the tax effect of the option exercises.

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted average assumptions for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Dividend yield	—	—	—	—
Risk-free interest rate	4.89%	4.78%	4.71%	5.06%
Volatility	54.8%	56.7%	55.2%	55.9%
Expected lives	6.3 years	6.3 years	6.7 years	6.3 years
Weighted average fair value of options granted	$6.08	$5.04	$8.61	$5.30

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

The following table represents stock option activity for the nine months ended September 30, 2007:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contract life
Outstanding options at January 1, 2007	3,475,890	$3.00
Granted	2,989,313	$15.69
Exercised	(176,978)	$3.73
Expired	—	—
Forfeited	(134,969)	$10.48

Outstanding at September 30, 2007	6,153,256	$8.98	6.7 years

Exercisable September 30, 2007	2,921,933	$1.47	4.1 years

At September 30, 2007, the aggregate intrinsic value of options outstanding was $36.8 million and the aggregate intrinsic value of exercisable options was $31.4 million. The total intrinsic value of options exercised was $0.3 million and $1.6 million for the three and nine months ended September 30, 2007, and $0.3 million and $3.9 million for the three and nine months ended September 30, 2006, respectively.

At September 30, 2007, there was $18.7 million of unrecognized compensation cost related to options which is expected to be recognized over a weighted-average period of 3.3 years.

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

During 2002, the Company’s chief executive officer was granted an option for up to 550,000 shares of common stock, the vesting of which was contingent upon an event occurring in the future that as of December 31, 2006 was not probable of taking place. In February 2007, the terms were modified by the Compensation Committee of the Board of Directors so that the option for 550,000 shares is now fully vested which resulted in recording $8.5 million in compensation expense in general and administrative expense in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2007.

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

There are 323,250 shares of Company common stock available for issuance under the 2004 Restricted Stock Plan as of September 30, 2007. Shares of Company common stock awarded under the plan may be either previously authorized but unissued shares or issued shares which have been reacquired by the Company after their original issuance (including but not limited to shares purchased on the open market).

A summary of the status of the Company’s nonvested shares as of September 30, 2007, and changes during the nine months ended September 30, 2007, is as follows:

	Number of nonvested shares	Weighted-average fair value at the grant date
Nonvested shares at January 1, 2007	3,000	$5.18
Granted	173,750	$13.98
Vested	(3,000)	$5.18
Forfeited	(5,000)	$16.40

Nonvested shares at September 30, 2007	168,750	$13.91

As of September 30, 2007, there was $1.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Plan. The expense is expected to be recognized over a weighted-average period of 1.8 years. The compensation cost related to restricted stock issued under the 2004 Plan and included in operating expenses within the Condensed Consolidated Statements of Operations during the three and nine months ended September 30, 2007 was $0.3 million and $0.8 million, respectively, and $2,000 and $6,000 for the three and nine months ended September 30, 2006, respectively. The fair value of the restricted stock awards is recognized in compensation expense as the restrictions lapse over their respective vesting periods based on their fair value on the date of grant.

The total fair value of shares vested during the three and nine months ended September 30, 2007 was $0 and $47,070, respectively. There were no shares that vested during the three and nine months ended September 30, 2006.

10.   Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Potential common stock equivalents amounting to 3.6 million and 3.7 million for the three and nine months ended September 30, 2006, respectively, and 2.5 million and 2.4 million for the three and nine months ended September 30, 2007, respectively, are excluded from the computation because their effect is anti-dilutive.

The following table presents the calculation for the number of shares used in the basic and diluted net income (loss) per share computations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average shares used to calculate basic net income (loss) per share	65,437	45,111	62,076	44,999
Stock options	2,778	—	2,232	—
Non-vested restricted stock	168	—	160	—
Weighted average common and potential common shares used to calculate diluted net income (loss) per share	68,383	45,111	64,468	44,999

11.   Comprehensive Income (Loss)

Supplemental information on comprehensive income (loss) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$18,388	$(5,397)	$4,627	$(27,071)
Net unrealized gain on marketable securities	11	164	8	24
Foreign currency translation gain	27	—	27	—
Less: Reclassification adjustment for losses included in net loss	—	73	—	73
Net comprehensive income (loss)	$18,426	$(5,160)	$4,662	$(26,974)

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

Loans under the term loan A facility bear interest, at the borrower’s option, at (1) a rate equal to the London interbank offered rate (with adjustments for statutory reserve requirements), or LIBOR, plus an applicable margin, which is currently 2.0%, or (2) a rate equal to the higher of (a) the prime rate of JPMorgan and (b) the federal funds effective rate plus 0.50 percent (the “ABR”), plus an applicable margin, which is currently 1.0%. Such rates were determined by the administrative agent after receipt of the borrowers financial statements based on a leverage-based pricing grid. Loans under the term B facility bear interest at fixed rates of (1) ABR plus 2.25 percent per annum in the case of ABR loans, or (2) LIBOR plus 3.25 percent per annum in the case of LIBOR loans.

Interest payments on both the term loan A and B facilities are due beginning March 15, 2007, and thereafter at the end of every calendar quarter. In addition to interest, principal payments of $2.5 million are due on the term loan A facility at the end of every calendar quarter, beginning June 30, 2007 through February 2012, of which a payment was made September 28, 2007. In addition to quarterly interest payments, principal payments of $7.5 million are due annually on the term loan B facility, beginning at the end of March 2008 through March 2012. In August 2012, a $37.5 million balloon payment on the term loan B facility is due.

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

After initially reviewing the critical terms of the interest rate swap, along with internal cash flow forecasts related to the hedged debt obligation, the Company determined it did not qualify for hedge accounting according to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As a result, the entire amount of net gains (losses) resulting from changes in the fair value of the swap is reported in the Condensed Consolidated Statements of Operations, and will be for the foreseeable future. During the three and nine months ended September 30, 2007, the loss resulting from the change in fair value of the swap was $1.0 million and $0.5 million, respectively, and was classified into interest expense as a yield adjustment to that portion of the term loans designated as a hedged debt obligation.

Amounts outstanding under these credit facilities as of September 30, 2007, were $120 million. In addition, as of September 30, 2007, there were no outstanding letters of credit against the revolving loan facility. The weighted average interest rate as of September 30, 2007, was 8.0 percent.

The aggregate maturities of notes payable were as follows as of September 30, 2007 (in thousands):

2007 Remaining	$2,500
2008	17,500
2009	17,500
2010	17,500
2011	17,500
Thereafter	47,500
Total	$120,000

The Company incurred approximately $4.5 million of debt issuance costs related to these notes payable. The debt issuance costs are being amortized using the effective interest rate method over the notes payable term.

13.   Regulatory Requirements

thinkorswim is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, as amended, administered by the SEC and the FINRA , which requires the maintenance of minimum net capital. thinkorswim is required to maintain net capital of the greater of $0.25 million, or a net capital amount sufficient to have an aggregate indebtedness to net capital ratio no greater than 6-2/3%, or 15 to 1. At September 30, 2007, thinkorswim’s net capital requirement was $1.6 million. At September 30, 2007, thinkorswim had net capital of approximately $16.0 million. The ratio of aggregate indebtedness to net capital at September 30, 2007 was 1.55 to 1. thinkorswim is also subject to the Commodity Futures Trading Commission (“CFTC”) Regulation 1.17 (“Reg 1.17”) under the Commodity Exchange Act, administered by the Commodity Futures Trading Commission and the National Futures Association, which also requires the maintenance of minimum net capital to be the greater of its net capital requirement under Rule 15c3-1 or $45,000.

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

Information concerning our operations by reportable segment is as follows:

Revenue	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands, except percentages)

Investor Education segment	$56,746	$40,043	42%	$154,493	$126,164	22%
thinkorswim segment	32,586	—	—	69,441	—	—
Total	$89,332	$40,043	123%	$223,934	$126,164	77%

Income (Loss) from Operations	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands, except percentages)

Investor Education segment	$9,489	$(6,950)	237%	$(11,809)	$(29,551)	60%
thinkorswim segment	12,375	—	—	23,971	—	—
Income (loss) from operations	$21,864	$(6,950)	415%	$12,162	$(29,551)	141%

Identifiable Assets	As of September 30,	As of December 31,
	2007	2006
	(in thousands)

Investor Education segment	$86,451	$131,637
thinkorswim segment	412,151	—
Total	$498,602	$131,637

15.   Commitments and Contingencies

Leases

Equipment and facilities are leased under various non-cancelable operating leases and capital leases expiring at various dates through the year 2011. At September 30, 2007, total assets under capital leases were in aggregate $0.6 million.

In January 2006, the Company ceased the use of leased office space in San Rafael, California, and moved all operations to our leased offices in Palo Alto, California. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded a liability of $0.2 million in lease termination costs related to the remaining lease payments, net of estimated sublease rentals. As of September 30, 2007, the Company paid $0.1 million to reduce the accrued liability.

In March 2007, the Company exercised its first right of refusal to lease additional space at the Draper, Utah facility, but in June 2007 determined not to occupy the space. In accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,”  the Company recorded a liability of $0.1 million in lease termination costs related to those future lease payments, net of estimated sublease rentals. In September 2007, a portion of this space was leased by the leasing agent to a different entity, but the Company is a guarantor on the lease for the initial term of the Company’s lease which was thru July 2010 at a rate no greater than the Company’s obligation under the original lease. The total potential liability to the Company is $0.5 million.

Future minimum lease payments under non-cancelable operating leases, related subleases, and capital leases at September 30, 2007, are as follows (in thousands):

	Capital leases	Operating leases	Sub-lease income	Net operating leases
For the fiscal years:

2007 Remaining	$62	$485	$(30)	$455
2008	247	1,614	(40)	1,574
2009	246	1,581	—	1,581
2010	105	1,150	—	1,150
2011	—	627	—	627
Thereafter	—	294	—	294
Total Lease Payments	660	$5,751	$(70)	$5,681

Less: Amount representing interest (average of 8%)	67

Present value of lease payments	593

Less: Current portion	208

Long-term portion	$385

From time to time Investools is involved in certain legal actions arising in the ordinary course of business, including inquiries, investigations and proceedings with government agencies and other regulators. The Company believes that such litigation and proceedings will be resolved without a material adverse effect to our liquidity, financial position or results of operations.

The Company establishes liabilities when a particular contingency is probable and estimable. During the quarter ended September 30, 2007, amounts were accrued for certain contingencies which are both probable and estimable. The Company has one contingency which is reasonably possible, with an exposure to loss which is in excess of the amount accrued. However, the remaining reasonably possible exposure to loss cannot currently be estimated.

Investools is not aware of pending claims or assessments, which may have a material adverse impact on our liquidity, financial position or results of operations.

16.   Concentration of Credit Risk

During the three and nine months ended September 30, 2007, the Investor Education segment accessed approximately 38% and 43%, respectively, of our sales transaction volume through co-marketing (Success Magazine and NET Marketing Alliance) relationships compared to 56% and 58% of sales transaction volume during the three and nine months ended September 30, 2006, respectively. While the loss of the relationships with either of these parties could have a material adverse effect on our financial performance in the short-term, the Company is constantly pursuing new student acquisition channels and believe business from new and existing channels would replace such lost volumes if they were to occur. There can be no assurance that the Company would be successful in establishing new channels.

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

Of the $10.7 million of consideration in shares issued, $1.0 million was recorded based upon the fair value of the intellectual property received and recorded in Intangible assets and the remaining $9.7 million was recorded in Other long-term assets in the Condensed Consolidated Balance Sheets. Both of these assets are being amortized over a useful life of 11 years. During the three and nine months ended September 30, 2007, the Company has amortized $0.3 million and $1.0 million, respectively, of these assets, of which $0.2 million and $0.8 million, respectively, was recorded as an offset to Revenue and $0.1 million and $0.2 million, respectively, was recorded in Cost of revenue within the Condensed Consolidated Statements of Operations.

Shares that are contingent upon certain thresholds being met are recorded over the remaining performance period at the time it is probable that the performance conditions will be met. Included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 is approximately $0.9 million and $2.2 million, respectively, related to the contingent shares, of which $0.8 million and $2.0 million, respectively, has been recorded as an offset to Revenue based on the provisions of EITF 01-9, “Accounting for Consideration Given By a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” and $0.1 million and $0.2 million, respectively, has been recorded in Cost of revenue. Based upon the current share value of common stock as of September 28, 2007, of $12.09, if the performance conditions for the current annual period ending December 31, 2007 are met, the potential amount of expense that would be recorded for the year would be $2.4 million.

18.   Subsequent Event

Subsequent to quarter end, the Company received approximately $8.5 million of carryback claims recorded as income tax receivable as of September 30, 2007. The amount has been placed in escrow pending the resolution of tax-related contingencies.

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

Recent Developments

On February 15, 2007, Atomic Acquisition Corp., a wholly-owned subsidiary of Investools merged with and into thinkorswim Group, Inc., a Delaware corporation, and a leading online brokerage company specializing in options. thinkorswim shareholders received merger consideration of $181.5 million in cash and 19.1 million shares of stock valued at $8.75 per share. Also on February 15, 2007, we entered into a Credit Agreement with JPMorgan which provided us with a senior secured term loan of $125 million to fund a portion of the cash consideration and, separately, also provided us with a committed senior secured revolving credit facility of $25 million. Immediately following the transaction, thinkorswim shareholders held 30 percent of the ownership of Investools, and two former thinkorswim shareholders became members of our expanded, eight-member Board of Directors. In connection with the merger with thinkorswim, certain employees and consultants of thinkorswim will now be eligible to participate in a retention bonus pool which equals, in the aggregate, $20 million conditioned upon continued employment. The bonuses will be paid in equal annual installments over the three-year period following the closing of the merger. Such amounts are being expensed over the retention period of three years. The first payment is expected to be made in February 2008. In addition, we granted employees and consultants of thinkorswim options to purchase 2,255,563 shares of Common Stock under our 2001 Stock Option Plan, half with an exercise price equal to the fair market value of the underlying Common Stock at the time of grant, and half with an exercise price equal to 150% of such fair market value. Approximately 125,000 of these stock options were granted to consultants to the thinkorswim. We have accounted for these in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Then Employees for Acquiring or in Conjunction with Selling Goods or Services”.

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

Of the $10.7 million of consideration in shares issued, $1.0 million was recorded based upon the fair value of the intellectual property received and recorded in Intangible assets and the remaining $9.7 million was recorded in Other long-term assets in the accompanying Condensed Consolidated Balance Sheets. Both of these assets are being amortized over a useful life of 11 years. During the three and nine months ended September 30, 2007, we amortized $0.3 million and $1.0 million, respectively, of these assets, of which $0.2 million and $0.8 million, respectively, was recorded as an offset to Revenue and $0.1 million and $0.2 million, respectively, was recorded in Cost of revenue, within the Condensed Consolidated Statements of Operations.

Shares that are contingent upon certain thresholds being met are recorded over the remaining performance period at the time it is probable that the performance conditions will be met. Included in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 is approximately $0.9 million and $2.2 million, respectively, related to the contingent shares, of which $0.8 million and $2.0 million, respectively, has been recorded as an offset to Revenue and $0.1 million and $0.2 million, respectively, has been recorded in Cost of revenue. Based upon the current share value of common stock as of September 28, 2007, of $12.09, if the performance conditions for the current annual period ending December 31, 2007 are met, the potential amount of expense or offset to revenue that would be recorded for the year would be $2.4 million.

Segment Summary Results of Operations

During 2007, the operations of thinkorswim have been included in the Company’s operations since the date of the merger. Previously reported amounts reported by Investools Inc. do not include the consolidated results of thinkorswim. As a result of the merger, we operate in the following two principal business segments:

Investor Education segment — This business segment provides a full range of investor education products and services that provide lifelong learning and support to self-directed investors. The Company has more than 321,000 graduates of our Foundation course and 98,000 paid subscribers to our websites. The investor education products and services are offered in a variety of learning formats with courses ranging from beginning to advanced, to address the needs of students on all investor levels.

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

Information concerning our operations by reportable segment is as follows:

Sales Transaction Volume / Revenue	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands, except percentages)
Investor Education segment	$45,236	$56,609	(20)%	$163,261	$188,629	(13)%
thinkorswim segment	32,586	—	—	69,441	—	—
Total Sales Transaction Volume	77,822	56,609	37%	232,702	188,629	23%
Change in Deferred Revenue	11,510	(16,566)	(169)%	(8,768)	(62,465)	(86)%
Revenue	$89,332	$40,043	123%	$223,934	$126,164	77%

Income (Loss) from Operations	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands, except percentages)

Investor Education segment	$9,489	$(6,950)	237%	$(11,809)	$(29,551)	60%
thinkorswim segment	12,375	—	—	23,971	—	—
Income (loss) from operations	$21,864	$(6,950)	415%	$12,162	$(29,551)	141%

	As of September 30,	As of December 31,
Identifiable Assets	2007	2006
	(in thousands)

Investor Education segment	$86,451	$131,637
thinkorswim segment	412,151	—
Total	$498,602	$131,637

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

Sales Transaction Volume	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands, except percentages)
Investor Education Sales Transaction Volume	$45,236	$56,609	(20)%	$163,261	$188,629	(13)%
thinkorswim Revenue	32,586	—	—	69,441	—	—
Total Sales Transaction Volume	77,822	56,609	37%	232,702	188,629	23%
Change in Deferred Revenue	11,510	(16,566)	(169)%	(8,768)	(62,465)	(86)%
Revenue	$89,332	$40,043	123%	$223,934	$126,164	77%

Investor Education segment, which represented approximately 58% of total consolidated sales transaction volume for the third quarter 2007, is derived from (i) the initial sale of our products and services as a result of marketing efforts across multiple marketing channels which include, but are not limited to, television, print, direct mail, radio, online banner, paid and organic search and email direct marketing campaigns driving customers to either a free preview of investor education products offered at locations near the prospective student or the opportunity to speak with a telesales representative about the products offered or to www.investools.com where prospective students can learn about and purchase products offered; and (ii) the additional sale of products and services to graduates as a result of continued interaction with us in workshops, telesales groups, online, periodic email and direct mail communications and through access to coaches and instructors.

Depending on the brand under which the different learning formats are marketed, the content and services available to students, i.e., length of workshop, types of coaching services, length of time over which services are performed, and access to certain Investools Online features may vary. The different learning formats and course offerings are as follows:

•                  Preview Event—We offer directly or through partners, a free event that introduces students to fundamental investing concepts. Students are offered an opportunity to purchase a more comprehensive, live workshop, and are offered access to a comprehensive online course featuring hours of multimedia content, quizzes, forums, and live, online-presentations.

•                  Workshops—We offer one and two-day live, instructor-led investing workshops that cover topics ranging from fundamental investing principles to advanced strategies. The workshops provide hands-on experience using our proprietary Investools Online website. The foundational stock investing workshop includes a subscription to the Investools Online website as part of the workshop fee.

•                  Home Study/Online Courses—We also offer all of our courses in an online format. The home study programs provide hands-on training using our proprietary Investools Online website. The stocks online course includes a six month subscription to the Investools Online website as part of the course fee. Additional online courses on advanced topics are also available.

•                  Coaching Services—Our coaching service options offer students individual, on-demand access to coaches via the telephone or web chat, or one-to-many online coaching and support. Offered in connection with both foundational and advanced courses, the sessions allow students to learn at their own pace and apply what they are learning. On-demand and one-to-many coaching alternatives are subscription products offered in one to sixty-month time periods, depending on the related course. One-to-many coaching services include weekly, topic-driven live webinar sessions (Trading Rooms), advanced strategy-based group discussions (Active Investor Talk), and market-based group instruction (Masters Talk).

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

Operating Data

The following table sets forth certain statistical data for the Investor Education segment for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Investools Marketed Graduates(1)	7,300	4,420	18,610	12,200
Partner Marketed Graduates(2)	2,170	5,790	12,220	22,610
Total Graduates	9,470	10,210	30,830	34,810

Active Subscribers(3)	98,000	85,300

Workshop Upsell Rates(4)	44%	35%
PHD Upsell Mix	17%	19%
Masters Upsell Mix	21%	37%
Associate Upsell Mix	29%	36%
Trading Rooms Upsell Mix	32%	7%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands, except percentages)
Initial Education:
Workshops	$1,664	$3,111	(47)%	$11,210	$10,334	8%
Coaching services	299	38	687%	455	180	153%
Home study / Online courses	1,730	6,387	(73)%	11,471	16,641	(31)%
Initial web time	317	706	(55)%	1,660	2,336	(29)%
Total initial education sales transaction volume	4,010	10,242	(61)%	24,796	29,491	(16)%

Continuing Education:
Workshops	6,388	7,772	(18)%	21,634	32,275	(33)%
Coaching services	16,982	17,627	(4)%	62,492	65,560	(5)%
Home study / Online courses	10,836	12,925	(16)%	31,713	34,032	(7)%
Webtime Renewals	6,560	6,301	4%	21,025	21,756	(3)%
Other revenue	460	1,742	(74)%	1,601	5,515	(71)%
Total continuing education sales transaction volume	41,226	46,367	(11)%	138,465	159,138	(13)%

Total sales transaction volume	45,236	56,609	(20)%	163,261	188,629	(13)%
Change in deferred revenue, net	11,510	(16,566)	(169)%	(8,768)	(62,465)	(86)%
Total revenue	$56,746	$40,043	42%	$154,493	$126,164	22%

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

Three Months Ended September 30, 2007 Versus Three Months Ended September 30, 2006

Investor Education segment revenue increased by $16.7 million for the quarter ended September 30, 2007, when compared to the same period in 2006. The increase was a result of higher levels of recognition of revenue from current and prior period sales for the Company’s subscription based and event based product and service offerings. Contributing to increased revenue was a 65% increase in Investools marketed graduates, driven by increased marketing spend and increased sales events compared to the year ago period. The increase in Investools marketed graduates was partially offset by a decrease in the initial price of our Foundation Course. In addition, partner marketed graduates declined over 60% compared to the same period in 2006. The decline was due to the discontinuation of co-marketing relationship with one of our partners and fewer and smaller partner events during the period with fewer leads to our telesales floors.

Initial Education STV

As a result of a change in pricing strategy, the Company has experienced an increase in the number of Investools marketed graduates. The increased number of graduates will result in a larger population of students that may be interested in purchasing continuing education products and service offerings in addition to an increase in the graduate base of educated investors that may choose to open brokerage accounts with thinkorswim.

The changes in pricing strategy translated to a decrease of initial education sales transaction volume sold at our live preview events, via online purchases by our telesales groups of $6.2 million for the quarter ended September 30, 2007 when compared to the same period in 2006. The changes consisted of a decrease in the initial education course price and the introduction of a 6 month $199 per month subscription for the initial education course. Also impacting initial education STV was a 65 % increase in Investools marketed graduates.

Continuing Education STV

Sales of continuing education products decreased $5.1 million, or 11% for the quarter ended September 30, 2007 compared to the same period in 2006, primarily due to a 63% decline in partner marketed graduates, reducing the number of continuing education prospects at workshops and a reduction in  leads to our telesales groups. This reduction in leads was off-set by a

65% increase in Investools marketed graduates and a significant improvement in sales effectiveness as evidenced by the 44% workshop upsell rate for the three months ended September 30, 2007 compared to 35% in 2006.

Change in Deferred Revenue

Change in deferred revenue decreased $28.1 million for the quarter ended September 30, 2007, when compared to the same period in 2006. The change was impacted by the overall decrease in sales transaction volume of products with deferred revenue components, which include coaching services, advanced workshops, online courses and website subscriptions. Revenue from the coaching services, advanced workshops and website subscriptions is deferred and recognized as services to the student are rendered. Sales of online courses are deferred for recognition over the estimated life of the customer relationship, and results in proportionately higher deferred revenue balances. The online courses augment live workshops which are recognized upon attendance.

Nine Months Ended September 30, 2007 Versus Nine Months Ended September 30, 2006

Investor Education segment revenue increased by $28.3 million for the nine months ended September 30, 2007, when compared to the same period in 2006. The increase was a result of higher levels of recognition of revenue from current and prior period sales for the Company’s subscription based and event based product and service offerings. Contributing to increased revenue was a 53% increase in Investools marketed graduates, driven by increased marketing spend and increased sales events compared to the prior year. The increase in Investools marketed graduates was partially offset by a decrease in the initial price of our Foundation Course. In addition, partner marketed graduates declined 46% compared to the prior year. The decline was due to the discontinuation of a co-marketing relationship with one of our partners and fewer and smaller events during the period with fewer leads to our telesales floor.

Initial Education STV

As a result of a change in pricing strategy, the Company has experienced an increase in the number of Investools marketed graduates. The increased number of graduates will result in a larger population of students that may be interested in purchasing continuing education products and service offerings in addition to an increase in the graduate base of educated investors that may choose to open brokerage accounts with thinkorswim.

The changes in pricing strategy translated to a decrease of initial education sales transaction volume sold at our live preview events, via online purchases by our telesales groups of $4.7 million for the nine month period ended September 30, 2007 when compared to the same period in 2006. The changes resulted from an approximate 47% decrease in the initial education course price and the introduction of a 6 month $199 per month subscription for the initial education course. These decreases were partially offset by a 53% increase in graduates for the period.

Continuing Education STV

Sales of continuing education products decreased $20.7 million, or 13% for the nine months ended September 30, 2007 compared to the same period in 2006, primarily due to a 46% decline in partner marketed graduates, reducing the number of partner marketed continuing education prospects at workshops and reducing leads to our telesales groups. This reduction in leads was off-set by a 53% increase in Investools marketed graduates and a significant improvement in sales effectiveness and the sales mix of our Program of High Distinction and Masters Programs. In addition, during the first quarter of 2007, we launched Investools Online, which is our new online education center, online toolbox and student community. During the conversion process, the telesales floors assisted with customer service and education of the new technologies which also took time away from sales efforts.

Change in Deferred Revenue

Change in deferred revenue decreased $53.7 million for the nine months ended September 30, 2007, when compared to the same period in 2006. The change was impacted by the overall decrease in STV of products with deferred revenue components, which include coaching services, advanced workshops, online courses and website subscription renewals. Revenue from the coaching sessions, advanced workshops and website subscriptions is deferred and recognized as services to the student are rendered. Sales of online courses are deferred for recognition over the estimated life of the customer relationship, and results in proportionately higher deferred revenue balances. The online courses augment live workshops which are recognized upon attendance.

thinkorswim segment

thinkorswim operations are included in the consolidated financial statements from the merger date of February 15, 2007 through September 30, 2007.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2007	2007
	(in thousands, except percentages)
Brokerage commissions	$19,637	$42,424
Interest and dividends, net	5,960	12,976
Other brokerage related revenue	6,989	14,041
Total thinkorswim revenue	$32,586	$69,441

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

Cost of Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands, except percentages)
Partner commissions	$6,143	$10,542	(42)%	$25,770	$37,006	(30)%
Payroll costs	11,168	8,526	31%	33,925	29,638	14%
Clearing and brokerage fees and other related expenses	5,616	—	—	10,471	—	—
Depreciation and amortization	4,277	514	732%	11,121	1,479	652%
Other	8,233	6,709	23%	24,047	22,718	6%
Total cost of revenue	$35,437	$26,291	35%	$105,334	$90,841	16%

	% of Total Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Total Revenue	100%	100%	100%	100%

Partner commissions	7%	26%	12%	29%
Payroll costs	13%	21%	15%	23%
Clearing and brokerage fees and other related expenses	6%	—	4%	—
Depreciation and amortization	5%	1%	5%	1%
Other	9%	18%	11%	19%
Total cost of revenue	40%	66%	47%	72%

We defer a significant portion of our revenues associated with Investor Education segment sales to future periods as services are rendered. We recognize costs as they are incurred. These costs consist of solicitation costs, which include employee sales commissions, partner commissions, credit card fees, and materials. Since these costs are incurred at the inception of the sales transaction, and not as the revenue is recognized, the analysis in the table below presents a tool for analyzing these costs as the ratios are calculated as a percentage of STV generated in each period. Refer to the Revenue section above for a further description of STV. The calculation of cost of revenue and each of the cost components as a percent of STV in the table below is a non-GAAP financial measure, which management believes provides useful information as it compares the cost of generating sales with the sales recorded in a period, whether those sales were recognized as revenue currently or deferred until future periods. The majority of the balance of deferred revenue relates to website subscriptions and online courses, in addition to coaching services for which the remaining fulfillment cost represents an allocation of website costs, which are substantially fixed in nature at current subscriber levels and labor costs of approximately 10 to 15 percent of related service revenue. The balance of deferred revenue corresponds to additional workshops and workshop certificates for our advanced product sales, for which the remaining fulfillment cost represents the incremental costs of the workshop attendee.

	% of Total STV
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Sales Transaction Volume	100%	100%	100%	100%

Partner commissions	8%	19%	11%	20%
Payroll costs	14%	15%	15%	16%
Clearing and brokerage fees and other related expenses	7%	—	4%	—
Depreciation and amortization	6%	1%	5%	1%
Other	11%	11%	10%	11%
Total cost of revenue	46%	46%	45%	48%

Three Months Ended September 30, 2007 Versus Three Months Ended September 30, 2006

Overall cost of revenue increased during the quarter ended September 30, 2007 compared to the same quarter in the prior year by $9.1 million related to the merger with thinkorswim. As a percentage of STV, cost of revenues remained relatively flat during the quarter ended September 30, 2007 compared to the same quarter in the prior year as the results include operations for the merged entity which have lower cost of revenues as a percentage of STV.

Partner commissions decreased as a percent of Investor Education Segment STV due to a change in the mix of STV generated through co-marketing channels, as noted by the 63% decline in partner marketed graduates compared to the same period in 2006.

Payroll costs include employee commissions based on a percentage of sales achieved from our events or telesales groups, certain fixed wages related to the brokerage trade desk and education coaching services and the associated employee benefit costs. Payroll costs were impacted by incremental costs associated with thinkorswim, not included in prior year quarterly amounts. Partially offsetting the inclusion of thinkorswim, payroll costs declined as a percent of STV as a result of the continued transition to online coaching formats that provide efficiencies as we service more students.

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

Other costs include amounts directly related to sales transaction volume including material costs, credit card fees, travel expenditures, venue costs and other brokerage related costs. Travel and venue were impacted by an incremental $2.2 million of costs associated with the Chicago Investor Conference held during the third quarter of 2007, compared to the same period in 2006. This increase was partially offset by efforts to fulfill more products and services online along with fewer partner events in the current year have resulted in lower material costs and travel and venue expenses compared to the same period in 2006 for the investor education segment.

Nine Months Ended September 30, 2007 Versus Nine Months Ended September 30, 2006

Overall cost of revenue increased during the nine months ended September 30, 2007 compared to the same period in the prior year by $14.5 million related to the merger with thinkorswim. As a percentage of STV, cost of revenues decreased during the nine months ended September 30, 2007 compared to the same period in the prior year as the results include partial period operations for the merged entity which have lower cost of revenues as a percentage of STV.

Partner commissions decreased as a percent of Investor Education Segment STV due to a change in the mix of STV generated through co-marketing channels, as noted by the 46% decline in partner marketed graduates compared to the same period in 2006.

Payroll costs include employee commissions based on a percentage of sales achieved from our events or telesales groups, certain fixed wages related to the brokerage trade desk and education coaching services and the associated employee benefit costs. Payroll costs were impacted by incremental costs associated with thinkorswim, not included in prior year quarterly amounts albeit at a lower % of STV than the Investor Education Segment. Additionally, payroll costs declined as a result of the continued transition to online coaching formats that provide efficiencies as we service more students.

Clearing and brokerage fees and other related expenses consist of variable clearing and brokerage fees paid by thinkorswim to outside clearing and execution firms. In addition, this amount consists of payouts to the registered representatives of thinkorswim. As a result of the merger with thinkorswim, the current nine month period includes operations for the merged entity which was not included in prior year amounts.

Depreciation and amortization increased primarily due to amortization of intangibles and other assets related to the thinkorswim merger.

Other costs include amounts directly related to sales transaction volume including material costs, credit card fees, travel expenditures, venue costs and other brokerage related costs. Travel and venue were impacted by incremental costs associated with the Investools investor conferences of $2.8 million and higher costs to fulfill workshops held during the first quarter of 2007, compared to the same period in 2006 given the Company held more workshops in higher priced markets. This increase was partially offset by efforts to fulfill more products and services online along with fewer partner events in the current year have resulting in lower material costs and travel and venue expenses compared to the same period in 2006 for the investor education segment.

Selling Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands, except percentages)
Marketing	$12,210	$9,572	28%	$39,504	$26,584	49%
Payroll Costs	2,042	1,282	59%	6,358	4,119	54%
Other	1,913	1,300	47%	6,669	5,957	12%
Total selling expense	$16,165	$12,154	33%	$52,531	$36,660	43%

	% of Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue	100%	100%	100%	100%

Marketing	14%	24%	18%	21%
Payroll costs	2%	3%	3%	3%
Other	2%	3%	3%	5%
Total selling expense	18%	30%	24%	29%

Three Months Ended September 30, 2007 Versus Three Months Ended September 30, 2006

Total selling expense increased during the three months ended September 30, 2007 compared to the same period in the prior year by $4.0 million related to an increase in marketing spend and the merger with thinkorswim.

Marketing costs increased $2.6 million in the quarter ended September 30, 2007 when compared to the same period in 2006, primarily due to increased spending related to our Investools branded events, which are marketed via various media channels including television, online, print and radio. In addition, we increased national advertising spending in both our television and online channels which resulted in increased traffic to www.investools.com.

Payroll costs increased in dollars, and decreased as a percentage of revenue given the combination of an increase in Investools marketed graduates from preview events and changes to compensation plans to account for a lower offer price.

Nine Months Ended September 30, 2007 Versus Nine Months Ended September 30, 2006

Total selling expense increased during the nine month period ended September 30, 2007 by approximately $15.9 million, primarily due to an increase in marketing programs and due to the merger with thinkorswim.

Marketing costs increased $12.9 million in the nine months ended September 30, 2007 when compared to the same period in 2006, primarily due to increased spending related to our Investools branded events, which are marketed via various media channels including television, online, print and radio. In addition, we increased national advertising spending in both our television and online channels which resulted in increased traffic to www.investools.com.

During the nine month period ended September 30, 2007, payroll costs increased in dollars and stayed flat as a percentage of revenue. The change was due to the decrease in initial price point of over 47% offset by adjustments to sales compensation plans which resulted in increased payments as a percentage of revenue.

General and Administrative Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands, except percentages)
Payroll	$7,718	$3,730	107%	$30,690	11,158	175%
Other	7,838	4,623	70%	21,942	13,871	58%
Total general and administrative expense	$15,556	$8,353	86%	$52,632	$25,029	110%

	% of Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Revenue	100%	100%	100%	100%

Payroll	9%	9%	14%	9%
Other	9%	12%	10%	11%
Total general and administrative expense	18%	21%	24%	20%

Three Months Ended September 30, 2007 Versus Three Months Ended September 30, 2006

General and administrative expenses increased $7.2 million for the quarter ended September 30, 2007 when compared to the same period in 2006. The increase was primarily attributed to the inclusion of general and administrative expenses associated with thinkorswim from the merger date, which includes payroll, retention bonus accruals and other general and administrative expenses. thinkorswim general and administrative expenses were not included in the prior year amounts. During the current year, the company has also experienced an increase in technology, licensing and hosting expenses as well as depreciation expenses related to the current year deployment of internal systems.

Nine Months Ended September 30, 2007 Versus Nine Months Ended September 30, 2006

General and administrative expenses increased $27.6 million for the nine months ended September 30, 2007 when compared to the same period in 2006. The increase was primarily attributed to the inclusion of general and administrative expenses associated with thinkorswim from the merger date, which includes payroll, retention bonus accruals and other general and administrative expenses. thinkorswim general and administrative expenses were not included in the prior year amounts. In addition, the Company incurred an $8.5 million increase in compensation expenses relating to the modification of an option agreement in connection with the merger with thinkorswim. During the current year, the company has also experienced an increase in technology, licensing and hosting expenses as well as depreciation expenses related to the current year deployment of internal systems.

Special Charges

Special charges are comprised of non-recurring items related to litigation settlements, early lease terminations and severance costs for the three and nine months ended September 30, 2007, and litigation settlements, the impairments of internal use software, and severance costs for the three and nine months ended September 30, 2006. The amounts recorded within Special charges increased during the three month period ended September 30, 2007 when compared to the same period in 2006, primarily due to an increase in litigation settlement. The amounts recorded within special charges decreased during the nine month period ended September 30, 2007 when compared to the same period in 2006, primarily due to incurring an impairment of internal use software in 2006, as well as a decrease in litigation settlement costs incurred during the nine month period ended September 30, 2007.

Interest Expense

In connection with the merger with thinkorswim on February 15, 2007, we began incurring interest expense on notes payable issued in connection with the merger. Interest expense increased by $1.0 million during the nine months ended September 30, 2007, due to a non-cash loss resulting from the change in fair market value of the interest rate swap agreement. For a more detailed discussion of Notes Payable, see Notes to Condensed Consolidated Financial Statement Footnote 12 — Notes Payable.

Interest Income

Interest income decreased $0.3 million and $0.4 million for the three and nine months ended September 30, 2007 when compared to the same periods in 2006. The decrease in interest income is due to the decrease in cash and marketable securities resulting from the cash paid as consideration in the merger with thinkorswim in February 2007. For a more detailed discussion of marketable securities and interest income, see Notes to Condensed Consolidated Financial Statement Footnote 5 — Marketable Securities.

Income Taxes

During the quarter ended September 30, 2007, the Company did not record any incremental tax expense. A portion of our net operating losses (“NOLs”) was used during the quarter, creating deferred tax expense which was offset by a corresponding deferred tax benefit related to the release of valuation allowance on those NOLs.

Tax expense, in the amount of $1.1 million, was recorded during the nine months ended September 30, 2007 and relates to the use of a portion of our net operating losses which created deferred tax expense that was not offset by the related release of valuation allowance on those NOLs. The tax benefit resulting from valuation release was credited to goodwill instead of tax expense, since the valuation allowance on those NOLs was originally established in purchase accounting.

Liquidity

Cash Flows

At September 30, 2007, our principal sources of liquidity consisted of $49.1 million of cash and cash equivalents and marketable securities, as compared to $75.1 million of cash and cash equivalents and marketable securities at December 31, 2006. The primary reason for the change was the $45.0 million we used as part of the purchase price of the thinkorswim merger on February 15, 2007.

Net cash provided by operating activities was $30.3 million for the nine months ended September 30, 2007, compared to $45.3 million for the nine months ended September 30, 2006. The net income for the first nine months of 2007 was a $31.7 million improvement over the net loss during the same period of 2006. In addition, included in operating results for the nine months ended September 30, 2007 were increases in non-cash charges such as depreciation and amortization, and stock compensation expense. We also experienced decreases in other assets and an increase in accrued payroll. The effect of all these items resulted in an increase to cash provided by operations of $38.1 million. However, these increases were offset by a $54.7 million decrease in operating cash flow resulting from the change to deferred revenue balances, along with $15.7 million in cash flow decreases attributable to the change in accounts receivable. This was primarily due to the increase in amounts owed from clearing brokers and other receivables held by thinkorswim since we acquired the broker-dealer, in addition to an increase in accounts receivable held by the Investor Education segment. Also contributing to the decrease in operating cash flows was a $13.9 million net decrease related to lower accounts payable balances and other accrued liability levels, in addition to a $0.2 million cash decrease related to decreased tax liabilities.

At September 30, 2007, net working capital decreased by $27.4 million to $28.6 million, compared to $56.0 million at December 31, 2006, after excluding the change in the current portion of deferred revenue which is substantially a non-cash liability. The primary reason for the decrease in net working capital was the $45.0 million decrease in cash and marketable securities resulting from cash paid in conjunction with the merger with thinkorswim.

We regularly invest our excess cash balances in government agency securities that earned approximately a 5 percent average rate of interest during the year. At September 30, 2007, we had invested in securities with a fair value of $2.8 million, compared to $22.1 million at December 31, 2006. During the nine months ended September 30, 2007, investments either matured or were sold which provided $19.3 million in proceeds, as compared to $3.9 million in proceeds provided from the maturity or sale of investments during the same period in 2006. Due to the merger with thinkorswim, during the nine-month period ended September 30, 2007, we did not purchase any additional securities, as compared to $23.4 million in additional securities purchased during the same period in 2006.

In 2004, the Board of Directors authorized a stock repurchase program under which we can repurchase up to 3.5 million shares of our common stock over a two-year period. In September 2006, the Board of Directors extended the program for an additional two years. In May 2006, we repurchased 160,000 shares for $1.4 million under the terms of the program. There were no stock repurchases during the nine months ended September 30, 2007. As of September 30, 2007, a total of 1.6 million shares had been repurchased for a total cumulative cost of $5.0 million.

thinkorswim is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, as amended, administered by the SEC and the FINRA, which requires the maintenance of minimum net capital. thinkorswim is required to maintain net capital of the greater of $0.25 million, or a net capital amount sufficient to have an aggregate indebtedness to net capital ratio no greater than 6-2/3%, or 15 to 1. At September 30, 2007, thinkorswim’s net capital requirement was $1.6 million. At September 30, 2007, thinkorswim had net capital of approximately $16.0 million. The ratio of aggregate indebtedness to net capital at September 30, 2007 was 1.55 to 1. thinkorswim is also subject to the Commodity Futures Trading Commission (“CFTC”) Regulation 1.17 (Reg 1.17) under the Commodity Exchange Act, administered by the Commodity Futures Trading Commission and the National Futures Association, which also requires the maintenance of minimum net capital to be the greater of its net capital requirement under Rule 15c3-1 or $45,000.

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

Interest payments on both the term loan A and B facilities were due beginning March 15, 2007, and thereafter at the end of every calendar quarter. In addition to interest, principal payments of $2.5 million are due on the term loan A facility at the end of every calendar quarter, beginning June 30, 2007 through February 2012, of which a payment was made September 28, 2007. In addition to quarterly interest payments, principal payments of $7.5 million are due annually on the term loan B facility, beginning at the end of March 2008 through March 2012. In August 2012, a $37.5 million balloon payment on the term loan B facility is due.

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

After initially reviewing the critical terms of the interest rate swap, along with internal cash flow forecasts related to the hedged debt obligation, we determined it did not qualify for hedge accounting according to the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. As a result, the entire amount of net gains (losses) resulting from changes in the fair value of the swap is reported in the statement of operations, and will be for the foreseeable future. During the three months ended September 30, 2007, the loss resulting from the change in fair value of the swap was $1.0 million, and was classified into interest expense as a yield adjustment to that portion of the term loans designated as a hedged debt obligation.

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

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of September 30, 2007 (in thousands):

Payments due by period	Capital leases(1)	Operating leases(2)	Data & communication purchase agreements(3)	Notes Payable(4)	Management employment agreements(5)	Total contractual obligations
2007	$62	$485	$649	$2,500	$480	$4,176

1 — 3 Years	493	3,195	1,314	35,000	3,143	43,145
Thereafter	105	2,071	—	82,500	186	84,862
Total Payments	660	$5,751	$1,963	$120,000	$3,809	$132,183

Less: Amount representing interest (8.0%)	67

Present value of lease payments	593

Less: Current portion	208

Long-term portion	$385

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

(4)                                  In connection with the note payable outstanding as of September 30, 2007, the interest rate on the term A facility of $45.0 million was 7.2 percent and on the term B facility of $75.0 million was 8.5 percent. Rates are subject to change. The Credit Agreement requires that we enter into, and for a period of not less than three years, beginning March 30, 2007, maintain in effect, one or more hedging agreements, the effect of which is to fix or cap the interest rates applicable to at least 50 percent of the loan amounts. The interest amounts, adjusted for the market value of any hedging agreements, are not included in the table above. At the current interest rates, estimated interest paid would be approximately $31.6 million over the remaining life of the notes payable, without adjustment for the market value of any hedging agreements.

(5)                                  We have entered into agreements with certain senior executives that require us to make cash payments over contractual periods. The amounts in the table above relate to obligations owing at September 30, 2007. During February 2007, we renewed the employment contracts of three senior executives over two and three-year terms.

In connection with the merger with thinkorswim, certain employees and consultants of thinkorswim have the opportunity to participate in a retention bonus pool which equals, in the aggregate, $20 million (excluded from the table above), conditioned upon continued employment. The bonuses will be paid in equal annual installments over the three-year period following the closing of the Merger. Such amounts are being expensed over the retention period of three years. The first payment is expected to be made in February 2008.

The Company establishes liabilities when a particular contingency is probable and estimable. During the quarter ended September 30, 2007, amounts were accrued for certain contingencies which became both probable and estimable. The Company has one contingency which is reasonably possible, with an exposure to loss which is in excess of the amount accrued. However, the exposure to loss cannot currently be reasonably estimated.

Concentration Risk

During the three and nine months ended September 30, 2007, the Investor Education segment accessed approximately 38% and 43%, respectively, of our sales transaction volume through co-marketing (Success Magazine and NET Marketing Alliance) relationships compared to 56% and 58% of sales transaction volume during the three and nine months ended September 30, 2006, respectively. While the loss of the relationships with either of these parties could have a material adverse effect on our financial performance in the short-

term, we are constantly pursuing new student acquisition channels and believe business from new and existing channels would replace such lost volumes if they were to occur. There can be no assurance that we would be successful in establishing new channels.

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

The adoption of FIN 48 did not have a material effect on the financial statements as of the adoption date and as of September 30, 2007. As a result, there was no cumulative effect related to adoption. As of January 1, 2007, we had no unrecognized tax benefits.

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

Product	Recognition policy
Workshop/workshop certificates	Deferred and recognized as the workshop is provided or certificate expires
Home study programs	Recognized upon delivery of homestudy materials to the customer
Online courses	Deferred and recognized over the estimated subscription period
Coaching services	Deferred and recognized as services are delivered, or on a straight-line basis over the subscription period
Website subscription services	Deferred and recognized on a straight-line basis over the subscription period
Data licenses	Recognized monthly based on data usage

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

In connection with the merger with thinkorswim on February 15, 2007, we entered into a credit agreement with JPMorgan Chase Bank wherein we were provided a senior secured variable rate term loan of $125 million to fund a portion of the cash purchase price. On March 30, 2007, we entered into an interest rate swap that fixed approximately half of the loan facility (see Notes to Consolidated Financial Statements #12 — Notes Payable for more details regarding the nature of the credit facility and the rate structure). Based on this outstanding debt obligation, a 1.0% increase in interest rates over the next year would increase our annualized interest expense and related cash payments by approximately $0.6 million; a decrease of 1.0% in interest rates over the next year would decrease our annualized interest expense and related cash payments by approximately $0.6 million. Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods.

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

thinkorswim, Inc. earns a net interest spread from our outsourced clearing firm on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances. The profitability of our margin lending activities depends to a great extent on the difference between interest income earned on margin loans and investments of customer cash and the interest expense paid on customer cash balances and borrowings through our clearing firms. Based on our interest income during the three and nine months ended September 30, 2007, a 1.0% decline in interest rates would have resulted in a $790,000 and $1.4 million change in interest income for the three and nine month periods, respectively. Further, a 1.0% increase in interest rates would have resulted in a $400,000 and $1.0 million change in interest income for the three and nine month periods respectively.

We have invested excess cash in marketable securities that are subject to interest rate risk, which is not considered to be material to us. Based on our average holdings of marketable securities during the three and nine months ended September 30, 2007, a 1.0 % change in average interest rates would have impacted our net income or loss for the three and nine month periods by approximately $30,000 and $130,000, respectively.

Item 4.                          Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on this evaluation, such officers have concluded that these controls and procedures are not effective as of the end of the period covered by this quarterly report on Form 10-Q in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. This conclusion is based on the existence of material weaknesses in our internal controls over financial reporting pertaining to our revenue recognition systems and our classification of cash uses in our statement of cash flow.

As part of a Company-wide initiative to replace our legacy computer systems, the Company completed an implementation of a new Enterprise Resource Planning (“ERP”) system during March 2007. As a result of the implementation, internal controls related to user security, account structure and hierarchy, system reporting and approval procedures were modified and redesigned to conform with and support the new ERP system. Although management believes internal controls have been maintained or enhanced by the ERP system implemented earlier in the year, material weaknesses in our internal controls related to our revenue processes continue to exist. The Company has tested the internal controls in the newly upgraded environment and will continue to perform additional testing over the course of 2007. As such, there is a risk that deficiencies may exist that have not yet been identified and that individually could constitute significant deficiencies or in the aggregate, material weakness

The Company did not have effective review and monitoring controls in place to identify errors in our statement of cash flows to ensure that uses of cash were properly characterized between operating, investing and financing activities. As a result, a material misstatement was identified in the Company’s statement of cash flows for the six months ending June 30, 2007 and accordingly the Company is restating its unaudited statement of cash flows for the six months ended June 30, 2007.

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

At September 30, 2007, we had an outstanding balance of $120 million in senior secured term loans and $25 million in available senior secured revolving loan facilities. Our ratio of debt (our senior secured term loans and capital lease obligations) to equity (expressed as a percentage) was 87% at September 30, 2007.

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

Our securities broker-dealer segment operates under extensive regulation, which increases our cost of doing business and may be a limiting factor on the operations and development of our business. Our securities broker-dealer business and operations are subject to regulation by the SEC, the Financial Industry Regulatory Authority (“FINRA”) f/k/a NASD, national security exchanges and state securities commissions. We also may be subject to regulation by securities regulatory authorities in foreign countries where our customers are located. The securities industry in the United States covers all aspects of the securities business, including:

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

Our profitability and growth depends on increasing our student base and our brokerage customer base in a cost-effective manner. We incur significant marketing expenses in connection with our educational operations. Although we have spent significant financial resources on advertising and related expenses and plan to continue to do so, there can be no assurance that these efforts will be cost-effective at increasing our student base and that our students and their contacts will continue to open brokerage accounts at thinkorswim. Advertising and marketing costs are likely to increase in the foreseeable future, and we may not have the same ability to expand our advertising and marketing budgets as our larger competitors. Finally, the advertising and marketing activities of thinkorswim are subject to regulation by the FINRA and the NFA. These SROs impose limitations on our sales methods and our ability to make payments to third party marketers. Our failure to successfully market our products and services to student and brokerage customers can negatively impact our business and financial condition.

We rely on our strategic partners to provide us with access to leads and customers.

During the nine months ended September 30, 2007, we accessed 43 percent of our Investor Education sales transaction volume through co-marketing (Success Magazine and NET Marketing Alliance) relationships. Our strategic partners may enter into identical or similar relationships with our competitors, which could diminish the value of the partners for customer acquisition. Our strategic partners could terminate their relationship with us. The businesses of our strategic partners could contract or such strategic partners could experience financial difficulties. One of our former co-marketing partners, NET Marketing Alliance (“NET”), significantly reduced the number of its scheduled events in the second quarter of 2007 and eliminated all scheduled events in August 2007. Our products and services were marketed at these events. If any of our other strategic partners were to terminate their relationship with us or were to further decrease operations or experience serious financial difficulties, our ability to distribute our educational products and services could be materially impaired. In addition, since our merger with thinkorswim, our educational subsidiaries have been the referral source for a substantial percentage of thinkorswim’s new customers. Any reduction in our sales of education products and services are likely to decrease our referral of new customers to thinkorswim. We may not be able to maintain our existing relationships or enter into new strategic relationships with co-marketing partners.

Changes in legislation or regulations may affect our ability to conduct our business or reduce our profitability.

The regulatory environment in which we operate may change. These changes may affect our ability to conduct our business or reduce our profitability. Our activities may be affected not only by legislation or regulations of general applicability, but also by industry-specific legislation or regulations. The SEC, other U.S. or foreign governmental authorities, the FINRA, the NFA or other SROs may adopt new or revised regulations which affect our business. Changes in the interpretation or enforcement of existing laws and rules by those entities may also affect our business.

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

We are from time to time involved in various lawsuits and legal proceedings. Although we currently are not a defendant in any material legal proceedings, any claim, with or without merit, could result in costly litigation, subject us to undetermined penalties, or require us to modify or cease sales of our products or services, any of which could have a material adverse effect on our business and results of operations.

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

In connection with management’s review of our disclosure controls and procedures, for the third quarter of 2007, management concluded that our controls and procedures are not effective as of the end of such period, in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. This conclusion was based on the existence of material weaknesses in our internal control over financial reporting pertaining to our revenue recognition systems and our classification of cash uses in our statement of cash flow.

As part of a Company-wide initiative to replace our legacy computer systems, the Company completed an implementation of a new Enterprise Resource Planning (“ERP”) system during March 2007. As a result of the implementation, internal controls related to user security, account structure and hierarchy, system reporting and approval procedures were modified and redesigned to conform with and support the new ERP system. Although management believes internal controls have been maintained or enhanced by the ERP system implemented earlier in the year, material weaknesses in our internal controls related to our revenue processes continue to exist. The Company has tested the internal controls in the newly upgraded environment and will continue to perform additional testing over the course of 2007. As such, there is a risk that deficiencies may exist that have not yet been identified and that individually could constitute significant deficiencies or in the aggregate, material weakness

The Company did not have effective review and monitoring controls in place to identify errors in our statement of cash flows to ensure that uses of cash were properly characterized between operating, investing and financing activities. As a result, a material misstatement was identified in the Company’s statement of cash flows for the six months ending June 30, 2007 and accordingly the Company is restating its unaudited statement of cash flows for the six months ended June 30, 2007.

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

The SEC and the FINRA have strict rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and introducing brokers. thinkorswim is required to comply with these net capital requirements. If it fails to maintain the required net capital, the SEC could fine thinkorswim or even suspend or revoke its registration, or the FINRA could sanction thinkorswim, including by limiting its growth or expelling it from membership. Any of these actions could have a material adverse effect on our securities broker-dealer business. If such net capital rules are changed or expanded, or if there is an unusually large charge against our net capital, operations that require the use of capital would be restricted. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our then present levels of business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The market price of our common stock has experienced, and may continue to experience, substantial volatility. During the twelve-month period ended October 31, 2007, the sale prices of our common stock on the NASDAQ Global Market has ranged from a low of $9.29 to a high of $17.49 per share. We expect our common stock to continue to be subject to fluctuations. Factors that could cause fluctuation in the stock price may include, among other things:

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

Date: November 14, 2007