Form 10-Q/A
period 2007-06-30
INVESTOOLS INC
filed 2007-11-21
CIK 1145124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

INVESTOOLS INC. AND SUBSIDIARIES
Report on Form 10-Q/A
Quarter Ended June 30, 2007

Explanatory Note

On November 8, 2007, management and the Audit Committee of the Board of Directors of Investools Inc. (the “Company”) concluded that it was necessary to restate the Company’s previously issued condensed consolidated financial statements for the three and six month periods ended June 30, 2007, contained in its Quarterly Report on Form 10-Q.  The restatement is the result of material misstatements due to the under recognition of revenue related to workshops and the classification of uses of cash between operating and investing activities within the statement of cash flows.

See Note 1 of the notes to condensed consolidated financial statements included in this Form 10-Q/A for a detailed discussion of the effects of the restatement.

The Company is filing this Amendment to its Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2007 (this “Form 10-Q/A”) to reflect the restatement of the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2007, and related financial information originally filed with the Securities and Exchange Commission on Form 10-Q on August 9, 2007 (the “Original Filing”).  This Form 10-Q/A amends and restates Items 1, 2 and 4 of Part I and Item 1A of Part II of the Original Filing.  These Items have been amended to reflect the effects of the restatement and have not been updated to reflect other events occurring after the date of the Original Filing.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

INVESTOOLS INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30, 2007	December 31, 2006
	Restated
ASSETS
Current assets:
Cash and cash equivalents	$31,132	$52,923
Marketable securities	2,792	22,141
Accounts receivable, net of allowance ($338 and $74)	20,586	5,885
Receivable from clearing brokers	8,881	—
Income tax receivable	8,333	—
Deferred tax asset	7,328	—
Other current assets	7,391	10,056
Total current assets	86,443	91,005

Long-term restricted cash	382	377
Goodwill	207,235	18,085
Intangible assets, net of accumulated amortization ($9,861 and $4,154)	139,185	2,936
Software development cost, net of accumulated depreciation ($1,937 and $274)	20,622	12,584
Furniture and equipment, net of accumulated depreciation ($6,929 and $4,790)	8,237	5,253
Other long-term assets	21,982	1,397

Total assets	$484,086	$131,637

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of deferred revenue	$135,792	$120,919
Other current liabilities	22,471	15,958
Accounts payable	12,465	4,388
Accrued payroll	9,196	4,870
Accrued tax liabilities	8,219	9,602
Current portion of capitalized lease obligations	198	180
Current portion of notes payable	17,500	—
Total current liabilities	205,841	155,917

Long-term portion of deferred revenue	43,085	38,656
Capitalized lease obligations	425	500
Notes payable	105,000	—
Deferred income taxes	13,006	—
Other long-term accrued liabilities	56	215
Total liabilities	367,413	195,288

Stockholders’ equity (deficit):
Common stock $0.01 par value (65,593 and 45,264 shares issued and outstanding, respectively)	656	453
Additional paid-in capital	322,000	128,115
Accumulated other comprehensive income	—	3
Accumulated deficit	(205,983)	(192,222)
Total stockholders’ equity (deficit)	116,673	(63,651)

Total liabilities and stockholders’ equity (deficit)	$484,086	$131,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	Restated	Restated	Restated	Restated
Revenue	$79,744	$43,447	$134,601	$86,121
Costs and expenses
Cost of revenue	37,293	35,851	69,898	64,550
Selling expense	16,895	12,166	36,365	24,506
General and administrative expense	15,425	8,608	37,075	16,676
Special charges	838	2,624	965	2,990
Total costs and expenses	70,451	59,249	144,303	108,722

Income (loss) from operations	9,293	(15,802)	(9,702)	(22,601)

Other (expense) income
Interest expense	(2,309)	(17)	(3,777)	(31)
Interest income	209	604	861	964
Other	7	—	7	2
Other (expense) income	(2,093)	587	(2,909)	935

Net income (loss) before income taxes and cumulative effect of accounting change	7,200	(15,215)	(12,611)	(21,666)
Income tax provision	1,117	28	1,150	56

Net income (loss) before cumulative effect of accounting change	6,083	(15,243)	(13,761)	(21,722)
Cumulative effect of accounting change	—	—	—	48

Net income (loss)	$6,083	$(15,243)	$(13,761)	$(21,674)

Net income (loss) per common share:
Basic	$0.09	$(0.34)	$(0.23)	$(0.48)
Diluted	$0.09	$(0.34)	$(0.23)	$(0.48)

Weighted average common shares outstanding — basic	65,379	45,067	60,368	44,943
Weighted average common shares outstanding — diluted	68,416	45,067	60,368	44,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006
	Restated	Restated
Cash flows from operating activities:
Net loss	$(13,761)	$(21,674)
Reconciling adjustments:
Depreciation and amortization	9,074	2,316
Deferred taxes	724	56
Stock compensation expense	11,534	491
Amortization of exclusivity rights	1,912	—
Amortization of debt issuance costs	451	—
Increase in fair value of interest rate swap agreement, included in interest expense	(566)	—
Provision for sales return reserve	588	545
Provision for lease termination	136	213
Provision for (recovery of) bad debt	264	(35)
Loss (gain) on sale of assets	21	(10)
Impairment of capitalized software development	—	1,464
Loss on marketable securities	4	—
Changes in operating assets and liabilities, net of the effect of acquired businesses:
Accounts receivable	(13,047)	461
Receivable from clearing brokers	(4,533)	—
Income tax receivable	26	—
Other assets	2,587	(1,659)
Accounts payable	(4,245)	1,248
Deferred revenue	19,302	45,795
Accrued payroll	676	328
Other liabilities	(2,886)	600
Accrued tax liabilities	7	1,770
Net cash provided by operating activities	8,268	31,909

Cash flows from investing activities:
Purchases of marketable securities	—	(23,403)
Proceeds from the sale or maturity of marketable securities	19,341	2,500
Proceeds from the sale of equipment	25	10
Payments for capitalized software development costs	(7,898)	(3,473)
Purchases of furniture and equipment	(2,243)	(1,999)
Cash held in escrow	(8,485)	—
Cash paid in business acquisitions, net of cash received	(149,262)	—
Net cash used in investing activities	(148,522)	(26,365)

Cash flows from financing activities:
Payments on capital leases	(91)	(70)
Payments on note payable	(2,500)	—
Changes in long-term restricted cash	(5)	4,717
Proceeds from note payable	125,000	—
Payment of debt issuance costs	(4,539)	—
Repurchase of stock	—	(1,360)
Proceeds from exercise of stock options	598	672
Net cash provided by financing activities	118,463	3,959

Increase (decrease) in cash and cash equivalents	(21,791)	9,503
Cash and cash equivalents:
Beginning of period	52,923	11,466

End of period	$31,132	$20,969

Supplemental disclosures of cash flow information:
Cash paid for interest	$3,865	$31

Supplemental non-cash disclosures:
Equipment financed with capital lease obligations	$34	$183
Licensing contracts financed with vendors	$—	$350
Software development, and furniture and equipment costs financed through accounts payable and other liabilities	$2,996	$—
Exclusivity rights and intellectual property financed through stock	10,710	—
Legal settlement settled with stock	2,762	—
Reversal of deferred tax valuation allowance through goodwill	1,048	—
Software development costs financed with stock	61	—

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

In November 2007, the Company determined that during the quarter ended June 30, 2007 certain deferred revenue related to workshops had not been appropriately recognized as revenue during the period the workshop was attended. Additionally, the Company also determined that certain cash flows previously identified as operating activities needed to be reclassified as investing activities.

The Company has accordingly restated operating results for the quarter ended June 30, 2007, to appropriately reflect recognition of the additional revenue earned and the proper classification of cash flows.  The aggregate impact of the restatement in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2007, is an increase in revenue and net income (loss) recognized under generally accepted accounting principles (“GAAP”) of $2.1 million.  In addition, the Company corrected an error of approximately $4.1 million in the statement of cash flows, increasing cash provided by operating activities and increasing cash used in investing activities, related to payment for capitalized software development costs and furniture and equipment financed through accounts payable and other liabilities in previous quarters.  The restatement also affects notes 3, 11 and 14. Following is a summary of the financial statement line items that were affected by the restatement.

Condensed Consolidated Balance Sheet

	June 30, 2007
	As filed	As restated	Difference
Accounts receivable, net	$20,843	$20,586	$(257)
Income tax receivable	8,376	8,333	(43)
Deferred tax asset	7,234	7,328	94
Total current assets	86,649	86,443	(206)
Total assets	484,292	484,086	(206)
Current portion of deferred revenue	137,747	135,792	(1,955)
Total current liabilities	207,797	205,841	(1,956)
Long-term portion of deferred revenue	43,514	43,085	(429)
Deferred income taxes	12,955	13,006	51
Total liabilities	369,747	367,413	(2,334)
Accumulated deficit	(208,111)	(205,983)	2,128
Total stockholders’ equity	114,545	116,673	2,128
Total liabilities and stockholders’ equity	484,292	484,086	(206)

Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	As filed	As restated	Difference	As filed	As restated	Difference
Revenue	$77,617	$79,744	$2,127	$132,474	$134,601	$2,127
Income (loss) from operations	7,166	9,293	2,127	(11,829)	(9,702)	2,127
Other (expense) income	(2,093)	(2,093)	—	(2,910)	(2,909)	1
Net income (loss) before income taxes and cumulative effect of accounting change	5,073	7,200	2,127	(14,739)	(12,611)	2,128
Net income (loss) before cumulative effect of accounting change	3,956	6,083	2,127	(15,889)	(13,761)	2,128
Net income (loss)	3,956	6,083	2,127	(15,889)	(13,761)	2,128
Net income (loss) per common share:
Basic	$0.06	$0.09	$0.03	$(0.26)	$(0.23)	$0.03
Diluted	$0.06	$0.09	$0.03	$(0.26)	$(0.23)	$0.03

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2007
	As filed	As restated	Difference
Net loss	$(15,889)	$(13,761)	$2,128
Depreciation and amortization	8,660	9,074	414
Deferred taxes	767	724	(43)
Amortization of exclusivity rights	1,620	1,912	292
Increase in fair value of interest rate swap agreement, included in interest expense	—	(566)	(566)
Accounts receivable	(13,669)	(13,047)	622
Income tax receivable	44	26	(18)
Other assets	3,111	2,587	(524)
Accounts payable	(4,813)	(4,245)	568
Deferred revenue	22,289	19,302	(2,987)
Accrued payroll	426	676	250
Other liabilities	(6,870)	(2,886)	3,984
Accrued tax liabilities	(12)	7	19
Net cash provided by operating activities	4,129	8,268	4,139
Proceeds from the sale or maturity of marketable securities	19,811	19,341	(470)
Payments for capitalized software development costs	(3,801)	(7,898)	(4,097)
Purchases of furniture and equipment	(1,777)	(2,243)	(466)
Cash held in escrow	—	(8,485)	(8,485)
Cash paid in business acquisition, net of cash received	(158,641)	(149,262)	9,379
Net cash used in investing activities	(144,383)	(148,522)	(4,139)

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2007	2006	2007	2006
	Restated		Restated
Revenue	$79,744	$58,406	$144,718	$114,268
Net income (loss)	$6,083	$(19,823)	$(14,466)	$(31,147)

Net income (loss) per share:
Basic	$0.09	$(0.31)	$(0.22)	$(0.49)
Diluted	$0.09	$(0.31)	$(0.22)	$(0.49)

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

6.   Securities Owned and Securities Sold, Not Yet Purchased

Securities owned and securities sold, not yet purchased, are composed of the following at June 30, 2007 (in thousands):

		Securities
		Sold, Not
	Securities	Yet
	Owned	Purchased
Options	$199	$149
Equities and other	785	998
	$984	$1,147

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

The following table presents the calculation for the number of shares used in the basic and diluted net income (loss) per share computations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average shares used to calculate basic net income (loss) per share	65,379	45,067	60,368	44,943
Stock options	2,869	—	—	—
Non-vested restricted stock	168	—	—	—
Weighted average common and potential common shares used to calculate diluted net income (loss) per share	68,416	45,067	60,368	44,943

11.   Comprehensive Income (Loss)

Supplemental information on comprehensive income (loss) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	Restated	Restated	Restated	Restated
Net income (loss)	$6,083	$(15,243)	$(13,761)	$(21,674)
Net unrealized loss on marketable securities	(5)	(96)	(3)	(140)
Net comprehensive income (loss)	$6,078	$(15,339)	$(13,764)	$(21,814)

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

Information concerning our operations by reportable segment is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Revenue	2007	2006	% Change	2007	2006	% Change
	(in thousands, except percentages)
	Restated			Restated
Investor Education segment	$52,853	$43,447	22%	$97,747	$86,121	13%
thinkorswim segment	26,891	—	—	36,854	—	—
Total	$79,744	$43,447	84%	$134,601	$86,121	56%

	Three Months Ended June 30,			Six Months Ended June 30,
Income (Loss) from Operations	2007	2006	% Change	2007	2006	% Change
	(in thousands, except percentages)
	Restated			Restated
Investor Education segment	$(219)	$(15,802)	99%	$(22,156)	$(22,601)	(2)%
thinkorswim segment	9,512	—	—	12,454	—	—
Income (loss) from operations	$9,293	$(15,802)	159%	$(9,702)	$(22,601)	57%

	As of June 30,	As of December 31,
Identifiable Assets	2007	2006
	(in thousands)
	Restated
Investor Education segment	$85,527	$131,637
thinkorswim segment	398,559	—
Total	$484,086	$131,637

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement

All statements in this Quarterly Report on Form 10-Q that are not historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements may be identified by words such as “believe”, “intend”, “expect”, “may”, “could”, “would”, “will”, “should”, “plan”, “project”, “contemplate”, “anticipate”, or similar statements. In addition, from time to time, we (or our representatives) may make forward-looking statements of this nature in our annual report to shareholders, proxy statement, current reports on Form 8-K, press releases or in oral or written presentations to shareholders, securities analysts, members of the financial press or others. All such forward-looking cautionary statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements. In addition, the forward-looking statements reflect only our current views concerning future events, and we assume no obligation to publicly update or revise any forward-looking statements made herein or any other forward-looking statements we make, whether as a result of new information, future events, or otherwise. Forward-looking statements are subject to risks and uncertainties which could cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements. We have made every reasonable effort to ensure that the information and assumptions on which these statements and projections are based are current, reasonable, and complete, but there can be no assurance that management’s expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct. Factors that could cause actual results to differ materially are discussed under “Business – Factors That May Affect Future Results.”

Company Overview and Principal Products and Services

The operations of thinkorswim Inc. have been included in operations since February 15, 2007, the date of acquisition. Previously reported amounts reported by Investools do not include the consolidated results of thinkorswim. As a result of the merger, we operate in the following two principal business segments:

Investor Education segment – This business segment provides a full range of investor education products and services that provide lifelong learning and support to self-directed investors. The investor education products and services are offered in a variety of learning formats with courses ranging from beginning to advanced to address the needs of students on all investor levels.

thinkorswim segment – This business unit is an online brokerage firm specializing in options and offers customers a broad range of products including equities, futures, mutual funds and bonds. thinkorswim supports retail and institutional traders through its own trading platforms.

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

In November 2007, the Company determined that during the quarter ended June 30, 2007 certain deferred revenue relate to workshops had not been appropriately recognized as revenue during the period the workshop was attended. Additionally, the Company also determined that certain cash flows previously identified as operating activities needed to be reclassified as investing activities.

The Company has accordingly restated operating results for the quarter ended June 30, 2007, to appropriately reflect recognition of the additional revenue earned and the proper classification of cash flows.  The aggregate impact of the restatement in the accompanying condensed consolidated statement of operations for the three and six months ended June 30, 2007, is an increase in revenue and net income (loss) recognized under generally accepted accounting principles (“GAAP”) of $2.1 million.  These adjustments resulted in changes to other balance sheet line items as follows: a decrease of $0.3 million in accounts receivable, a decrease in income taxes receivable of $43,000, an increase in deferred tax assets of $0.1 million, a decrease in the current portion of deferred revenue of $2.0 million, a decrease in the long-term portion of deferred revenue of $0.4 million, an increase to deferred tax liabilities of $0.1 million and a decrease to the accumulated deficit of $2.1 million.  In addition, the Company corrected an error of approximately $4.1 million in the statement of cash flows, increasing cash provided by operating activities and increasing cash used in investing activities, related to payment for capitalized software development costs and furniture and equipment financed through accounts payable and other liabilities in previous quarters.

Recent Developments

On February 15, 2007, Atomic Acquisition Corp., a wholly-owned subsidiary of Investools merged with and into thinkorswim Group, Inc., a Delaware corporation, and a leading online brokerage company specializing in options. thinkorswim shareholders received merger consideration of $181.5 million in cash and 19.1 million shares of stock valued at $8.75 per share. Also on February 15, 2007, we entered into a Credit Agreement with JPMorgan which provided us with a senior secured term loan of $125 million to fund a portion of the cash consideration and, separately, also provided us with a committed senior secured revolving credit facility of $25 million. Immediately following the transaction, thinkorswim shareholders held 30 percent of the ownership of Investools, and two former thinkorswim shareholders became members of our expanded, eight-member Board of Directors. In connection with the merger with thinkorswim, certain employees and consultants of thinkorswim will now be eligible to participate in a retention bonus pool which equals, in the aggregate, $20 million conditioned upon continued employment. The bonuses will be paid in equal annual installments over the three-year period following the closing of the merger. Such amounts are being expensed over the retention period of three years. The first payment is expected to be made in February 2008. In addition, we granted employees and consultants of thinkorswim options to purchase 2,255,563 shares of Common Stock under our 2001 Stock Option Plan, half with an exercise price equal to the fair market value of the underlying Common Stock at the time of grant, and half with an exercise price equal to 150% of such fair market value. Approximately 125,000 of these stock options were granted to consultants to thinkorswim. We have accounted for these in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Then Employees for Acquiring or in Conjunction with Selling Goods or Services”.

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

Investor Education segment – This business segment provides a full range of investor education products and services that provide lifelong learning and support to self-directed investors. The Company has more than 308,000 graduates of our Foundation course and 94,600 paid subscribers to our websites. The investor education products and services are offered in a variety of learning formats with courses ranging from beginning to advanced, to address the needs of students on all investor levels.

thinkorswim segment – This business segment is a leading online brokerage firm specializing in options and offers customers a broad range of products including equities, futures, mutual funds and bonds. The Company supports retail and active traders through its own trading platforms and is widely recognized as the premier option software for order entry, professional analytical tools and real-time position management. Thinkorswim was ranked by Barron’s as its top rated software-based online broker and best for options traders (2006 & 2007).

Information concerning our operations by reportable segment is as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
Sales Transaction Volume / Revenue	2007	2006	% Change	2007	2006	% Change
	(in thousands, except percentages)
	Restated			Restated
Investor Education segment	$58,592	$73,359	(20)%	$118,282	$132,020	(10)%
thinkorswim segment	26,891	—	—	36,854	—	—
Total Sales Transaction Volume	85,483	73,359	17%	155,136	132,020	18%
Change in Deferred Revenue	(5,739)	(29,912)	(81)%	(20,535)	(45,899)	(55)%
Revenue	$79,744	$43,447	84%	$134,601	$86,121	56%

	Three Months Ended June 30,			Six Months Ended June 30,
Income (Loss) from Operations	2007	2006	% Change	2007	2006	% Change
	(in thousands, except percentages)
	Restated			Restated
Investor Education segment	$(219)	$(15,802)	99%	$(22,156)	$(22,601)	2%
thinkorswim segment	9,512	—	—	12,454	—	—
Income (loss) from operations	$9,293	$(15,802)	159%	$(9,702)	$(22,601)	57%

	As of June 30,	As of December 31,
Identifiable Assets	2007	2006
	(in thousands)
	Restated
Investor Education segment	$85,527	$131,637
thinkorswim segment	398,559	—
Total	$484,086	$131,637

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

	Three Months Ended June 30,			Six Months Ended June 30,
Sales Transaction Volume	2007	2006	% Change	2007	2006	% Change
	(in thousands, except percentages)
	Restated	Restated		Restated	Restated
Investor Education Sales Transaction Volume	$58,592	$73,359	(20)%	$118,282	$132,020	(10)%
thinkorswim Revenue	26,891	—	—	36,854	—	—
Total Sales Transaction Volume	85,483	73,359	17%	155,136	132,020	18%
Change in Deferred Revenue	(5,739)	(29,912)	(81)%	(20,535)	(45,899)	(55)%
Revenue	$79,744	$43,447	84%	$134,601	$86,121	56%

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

Depending on the brand under which the different learning formats are marketed, the content and services available to students, i.e., length of workshop, types of coaching services, length of time over which services are performed, and access to certain Investools Online features may vary. The different learning formats and course offerings are as follows:

•                  Preview Event–We offer directly or through partners, a free event that introduces students to fundamental investing concepts and provides a broad overview of the financial markets. Students are offered an opportunity to purchase a more comprehensive, live workshop, and are offered access to a comprehensive online course featuring hours of multimedia content, quizzes, forums, and live, online-

presentations.

•                  Workshops–We offer one and two-day live, instructor-led investing workshops that cover topics ranging from fundamental investing principles to advanced strategies. The workshops provide hands-on experience using our proprietary Investools Online website. The fundamental stock investing workshop includes a six month subscription to the Investools Online website as part of the workshop fee.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands, except percentages)
	Restated	Restated		Restated	Restated
Initial Education:
Workshops	$4,637	$3,268	42%	$9,547	$7,223	32%
Coaching services	138	79	75%	156	142	10%
Home study / Online courses	4,437	4,887	(9)%	9,740	10,254	(5)%
Initial web time	597	790	(24)%	1,343	1,630	(18)%
Total initial education sales transaction volume	9,809	9,024	9%	20,786	19,249	8%

Continuing Education:
Workshops	7,591	13,232	(43)%	15,246	24,503	(38)%
Coaching services	23,462	27,738	(15)%	45,510	47,933	(5)%
Home study / Online courses	10,103	13,311	(24)%	20,877	21,107	(1)%
Webtime Renewals	6,764	8,146	(17)%	14,465	15,455	(6)%
Other revenue	863	1,908	(55)%	1,398	3,773	(63)%
Total continuing education sales transaction volume	48,783	64,335	(24)%	97,496	112,771	(14)%

Total sales transaction volume	58,592	73,359	(20)%	118,282	132,020	(10)%
Change in deferred revenue, net	(5,739)	(29,912)	(81)%	(20,535)	(45,899)	(55)%
Total revenue	$52,853	$43,447	22%	$97,747	$86,121	13%

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

Three Months Ended June 30, 2007 Versus Three Months Ended June 30, 2006

Investor Education segment revenue increased by $9.4 million for the quarter ended June 30, 2007, when compared to the same period in 2006. The majority of the increase was a result of increased services rendered from prior deferred sales combined with a decline in sales transaction value from the prior year. The number of Investools marketed graduates increased 46% due to higher marketing spending and more events during the quarter. The increase in Investools marketed graduates was somewhat offset by a significant decrease in the price of our Foundation Course. In addition, partner marketed graduates declined 50% compared to the same period in 2006. The decline was due to fewer and smaller partner events during the period and fewer leads to our telesales floors.

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

Change in Deferred Revenue

Change in deferred revenue decreased $24.2 million for the quarter ended June 30, 2007, when compared to the same period in 2006. The change was impacted by the overall decrease in sales transaction volume of products with deferred revenue components, which include coaching services, advanced workshops, online courses and website subscriptions. Revenue from the coaching services, advanced workshops and website subscriptions is deferred and recognized as services to the student are rendered. Sales of online courses are deferred for recognition over the estimated life of the customer relationship, and results in proportionately higher deferred revenue balances. The online courses augment live workshops which are recognized upon attendance.

Six Months Ended June 30, 2007 Versus Six Months Ended June 30, 2006

Investor Education segment revenue increased by $11.6 million for the six months ended June 30, 2007, when compared to the same period in 2006. The majority of the increase was a result of increased services rendered from prior deferred sales combined with a decline in sales transaction value from the prior year. The number of Investools marketed graduates increased 45% from the six months ending June 30, 2006 due to higher marketing spending and more events during the period. The increase in Investools marketed graduates was somewhat offset by a significant decrease in the price of our Foundation Course. In addition, partner marketed graduates declined 40% compared to the same period in 2006. The decline was due to fewer and smaller partner events during the period and fewer leads to our telesales floors.

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

Continuing Education STV

Sales of continuing education products decreased $15.3 million, or 14% for the six months ended June 30, 2007 compared to the same period in 2006, primarily due to a 40% decline in partner marketed graduates, reducing the number of  continuing education prospects at workshops and reducing leads to our telesales groups.  This reduction in leads was off-set by a significant improvement in sales effectiveness and the sales mix of our Program of High Distinction and Masters Programs. In addition, during the first quarter of 2007, we launched Investools Online, which is our new online education center and online toolbox. During the conversion process, the telesales floors assisted with customer service and education of the new technologies which also took time away from sales efforts.

Change in Deferred Revenue

Change in deferred revenue decreased $25.4 million for the six months ended June 30, 2007, when compared to the same period in 2006.  The change was impacted by the decreased sales of continuing education products, which include coaching sessions, advanced workshops and website subscription renewals. Revenue from the coaching sessions, advanced workshops and website subscription renewals is deferred and recognized as services to the student are delivered. Sales of online courses are deferred for recognition over the estimated life of the customer relationship, and results in proportionately higher deferred revenue balances. The online courses augment live workshops which are recognized upon attendance.  Additionally, in the six months ended June 30, 2007 we increased services rendered from prior deferred sales.

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

Cost of Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(in thousands, except percentages)
Partner commissions	$10,289	$16,126	(36)%	$19,627	$26,464	(26)%
Payroll costs	11,754	11,109	6%	22,757	21,112	8%
Clearing and brokerage fees and other related expenses	3,920	—	—	4,855
Depreciation and amortization	4,244	515	724%	6,857	965	611%
Other	7,086	8,101	(13)%	15,802	16,009	(1)%
Total cost of revenue	$37,293	$35,851	4%	$69,898	$64,550	8%

	% of Total Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Total Revenue	100%	100%	100%	100%

Partner commissions	13%	37%	15%	31%
Payroll costs	15%	26%	17%	24%
Clearing and brokerage fees and other related expenses	5%	—	4%	—
Depreciation and amortization	5%	1%	5%	1%
Other	9%	19%	12%	19%
Total cost of revenue	47%	83%	53%	75%

We defer a significant portion of our revenues associated with Investor Education segment sales to future periods as services are rendered. We recognize costs as they are incurred. These costs consist of solicitation costs, which include employee sales commissions, partner commissions, credit card fees, and materials. Since these costs are incurred at the inception of the sales transaction, and not as the revenue is recognized, the analysis in the table below presents a tool for analyzing these costs as the ratios are calculated as a percentage of STV generated in each period. Refer to the Revenue section above for a further description of STV. The calculation of cost of revenue and each of the cost components as a percent of STV in the table below is a non-GAAP financial measure, which management believes provides useful information as it compares the cost of generating sales with the sales recorded in a period, whether those sales were recognized as revenue currently or deferred until future periods.  The majority of the balance of deferred revenue relates to website subscriptions and online courses in addition to coaching services for which the remaining fulfillment cost represents an allocation of website costs which are substantially fixed in nature at current subscriber levels and labor costs to fulfill of approximately 10 to 15 percent of related service revenue. The balance of deferred revenue corresponds to additional workshops and workshop certificates for our advanced product sales, for which the remaining fulfillment cost represents the incremental costs of the workshop attendee.

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
					Restated
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

Interest Expense

In connection with the merger with thinkorswim on February 15, 2007, we began incurring interest expense on notes payable issued in connection with the merger.  Interest expense was reduced by $0.6 million during the six months ended June 30, 2007, due to the gain resulting from the change in fair market value of the interest rate swap agreement.  For a more detailed discussion of Notes Payable, see Notes to Condensed Consolidated Financial Statement Footnote 12 – Notes Payable.

Interest Income

Interest income decreased $0.4 million and $0.1 million for the three and six months ended June 30, 2007 when compared to the same periods in 2006.  The decrease in interest income is due to the decrease in cash and marketable securities resulting from the cash paid as consideration in the merger with thinkorswim in February 2007.  For a more detailed discussion of marketable securities and interest income, see Notes to Condensed Consolidated Financial Statement Footnote 5 – Marketable Securities.

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

Net cash provided by operating activities was $8.3 million for the six months ended June 30, 2007, compared to $31.9 million for the six months ended June 30, 2006.  The net loss for the first six months of 2007 was $7.9 million lower than during the same period of 2006.  In addition, included in operating results for the first half of 2007 were increases in non-cash charges such as depreciation and amortization, and stock compensation expense. We also experienced decreases in other assets and an increase in accrued payroll. The effect of all these items resulted in an increase to cash provided by operations of $24.3 million.  However, these increases were offset by a $26.5 million decrease in operating cash flow resulting from the change to deferred revenue balances, along with $18.0 million in cash flow decreases attributable to the change in accounts receivable.  This was primarily due to the increase in amounts owed from clearing brokers and other receivables held by thinkorswim since we acquired the broker-dealer, in addition to an increase in accounts receivable held by the Investor Education segment. Also contributing to the decrease in operating cash flows was a $9.0 million net decrease related to lower accounts payable balances and other accrued liability levels, in addition to a $1.8 million cash decrease related to decreased tax liabilities.

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

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of June 30, 2007 (in thousands):

Payments due by period	Capital leases(1)	Operating leases(2)	Data & communication purchase agreements(3)	Notes Payable(4)	Management employment agreements(5)	Total contractual obligations
2007	$120	$1,012	$1,554	$5,000	$960	$8,646

1 – 3 Years	481	3,192	1,314	35,000	3,143	43,130
Thereafter	100	2,070	—	82,500	186	84,856
Total Payments	701	$6,274	$2,868	$122,500	$4,289	$136,632

Less: Amount representing interest (8.0%)	78

Present value of lease payments	623

Less: Current portion	198

Long-term portion	$425

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

In connection with the merger with thinkorswim on February 15, 2007, we entered into a credit agreement with JPMorgan Chase Bank wherein we were provided a senior secured variable rate term loan of $125 million to fund a portion of the cash purchase price.  On March 30, 2007, we entered into an interest rate swap that fixed approximately half of the loan facility (see Notes to Consolidated Financial Statements #12 – Notes Payable for more details regarding the nature of the credit facility and the rate structure).  Based on this outstanding debt obligation, a 1.0% increase in interest rates over the next year would increase our annualized interest expense and related cash payments by approximately $1.1 million; a decrease of 1.0% in interest rates over the next year would decrease our annualized interest expense and related cash payments by approximately $1.3 million.  Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods.

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

Item 4.    Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on this evaluation, such officers have concluded that these controls and procedures are not effective as of the end of the period covered by this quarterly report on Form 10-Q/A in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting pertaining to our revenue recognition systems and preparation of our statement of cash flows.

As part of a Company-wide initiative to replace our legacy computer systems, the Company completed an implementation of a new Enterprise Resource Planning (“ERP”) system during March 2007. As a result of the implementation, internal controls related to user security, account structure and hierarchy, system reporting and approval procedures were modified and redesigned to conform with and support the new ERP system. The Company has started testing the internal controls in the newly upgraded environment and will continue to perform additional testing over the course of 2007. As such, there is a risk that deficiencies may exist that have not yet been identified and that individually could constitute significant deficiencies or in the aggregate, material weakness.

Although management believes the ERP system implemented in the year enhanced internal controls over financial reporting, a material weakness in our internal controls related to our revenue process continues to exist as data from the information systems related to revenue was incomplete and needed to be adjusted to properly recognize revenue. The internal controls surrounding this process continues to not operate effectively. Specifically, the Company does not have effective review and monitoring controls in place to identify errors in the process. As a result, a material misstatement was identified in the Company’s unaudited balance sheet and unaudited statements of operations as of and for the three and six months ended June 30, 2007, and accordingly the Company is restating its unaudited balance sheet and unaudited statements of operations as of and for the three and six months ended June 30, 2007.

The Company did not have effective review and monitoring controls in place to identify errors in our statement of cash flows. As a result, a material misstatement was identified in the Company’s statement of cash flows for the six months ending June 30, 2007 and accordingly the Company is restating its unaudited statement of cash flows for the six months ended June 30, 2007.

Except for the implementation of ERP, there have been no other changes in the Company’s internal control over financial reporting, or in other factors, that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At June 30, 2007, we had an outstanding balance of $122.5 million in senior secured term loans and $25 million in available senior secured revolving loan facilities.  Our ratio of debt (our senior secured term loans and capital lease obligations) to equity (expressed as a percentage) was 106% at June 30, 2007.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on this evaluation, such officers have concluded that these controls and procedures are not effective as of the end of the period covered by this quarterly report on Form 10-Q/A in ensuring that the information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussions regarding required disclosure. This conclusion was based on the existence of the material weaknesses in our internal control over financial reporting pertaining to our revenue recognition systems and preparation of our statement of cash flows.

As part of a Company-wide initiative to replace our legacy computer systems, the Company completed an implementation of a new Enterprise Resource Planning (“ERP”) system during March 2007. As a result of the implementation, internal controls related to user security, account structure and hierarchy, system reporting and approval procedures were modified and redesigned to conform with and support the new ERP system. The Company has started testing the internal controls in the newly upgraded environment and will continue to perform additional testing over the course of 2007. As such, there is a risk that deficiencies may exist that have not yet been identified and that individually could constitute significant deficiencies or in the aggregate, material weakness.

Although management believes the ERP system implemented in the year enhanced internal controls over financial reporting, a material weakness in our internal controls related to our revenue process continues to exist as data from the information systems related to revenue was incomplete and needed to be adjusted to properly recognize revenue. The internal controls surrounding this process continues to not operate effectively. Specifically, the Company does not have effective review and monitoring controls in place to identify errors in the process. As a result, a material misstatement was identified in the Company’s unaudited balance sheet and unaudited statements of operations as of and for the three and six months ended June 30, 2007, and accordingly the Company is restating its unaudited balance sheet and unaudited statements of operations as of and for the three and six months ended June 30, 2007.

The Company did not have effective review and monitoring controls in place to identify errors in our statement of cash flows. As a result, a material misstatement was identified in the Company’s statement of cash flows for the six months ending June 30, 2007 and accordingly the Company is restating its unaudited statement of cash flows for the six months ended June 30, 2007.

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