Form 10-K
period 2007-12-31
INVESTOOLS INC
filed 2008-03-17
CIK 1145124

Use these links to rapidly review the document
INVESTOOLS INC. FORM 10-K REPORT INDEX
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

Commission File Number: 000-52012

INVESTOOLS INC.
(Exact name of Registrant as specified in its charter)

Delaware	76-0685039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Rockefeller Plaza, Suite 2012, New York, New York	10111
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:
 (801) 816-6918

Name of exchange on which registered:	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(b) of the Act:	Common Stock, $.01 par value per share
Securities registered pursuant to Section 12(g) of the Act:	NONE
(Title of Class)

        Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒

        The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2007 (the last business day of the Registrant's most recently completed second fiscal quarter) based on the closing price of the common stock on the NASDAQ Global Market for such date, was $429.0 million. The number of shares of the Registrant's common stock outstanding on March 12, 2008 was 66,013,765.

Documents Incorporated by Reference:

        The registrant's definitive proxy statement filed or to be filed with the Securities and Exchange Commission pursuant to Regulation 14A involving the election of directors at the annual meeting of the shareholders of the registrant scheduled to be held on June 6, 2008 is incorporated by reference in Part III of the Form 10-K.

INVESTOOLS INC.
FORM 10-K REPORT INDEX

Forward Looking Statement

        Certain statements in this Annual Report on Form 10-K that are not purely historical information, including, without limitation, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Examples of such forward-looking statements include, but are not limited to, the statements concerning trends in revenue, costs and expenses; our accounting estimates, assumptions and judgments; our business plans relating to each of our products and services; our ability to scale our operations in response to changing demands and expectations of our customers; the level of demand for our products and services; and the competitive nature of and anticipated growth in our markets. Such forward-looking statements may be identified by words such as "believe", "intend", "expect", "may", "could", "would", "will", "will be", "will continue", "should", "plan", "estimate", "project", "contemplate", "anticipate", or other words and terms of similar meaning. In addition, from time to time, we (or our representatives) may make forward-looking statements of this nature in our annual report to shareholders, proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K, webcasts, press releases or in oral or written presentations to shareholders, securities analysts, members of the financial press or others. All such forward-looking cautionary statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements.

        Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements. Potential risks, among others, that could cause actual results to differ materially are discussed under "Item 1A Risk Factors." We assume no obligation to update or revise any forward-looking statements made herein or any other forward-looking statements we make, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1.    BUSINESS

Overview

        Investools Inc. (referred to as "Investools", the "Company", "we", "us", or "our") operates in two reportable segments: Investor Education and Brokerage Services. We entered the Brokerage Services segment on February 15, 2007, through a merger with thinkorswim Group, Inc. You will find information concerning the financial results and the total assets of each segment in Note 17 to the Consolidated Financial Statements. Information concerning the merger with thinkorswim Group, Inc. will be discussed further in this Annual Report on Form 10-K, which is incorporated herein by reference.

        The Company offers market-leading investor education and brokerage and related financial products and services for self-directed investors. Our Investor Education segment offers a full range of investor education products and services that provide lifelong learning in a variety of interactive delivery formats. Our educational products and services cover a broad range of financial products, including equity securities, options, fixed income, index products, futures, other derivatives and foreign exchange. Our Investor Education segment's mission is to educate and empower individual investors to make their own financial decisions to achieve their financial goals at any time or place live or online. Our education products and services offer a unique integration of a disciplined investing process, web-based tools, personalized instruction and support. We have more than 337,000 graduates of our foundation courses and 102,800 active subscribers to our websites.

        On February 15, 2007, the Company merged with thinkorswim Group, Inc. ("thinkorswim"), a leading online brokerage firm and provider of related technology-based financial services to self-directed options traders and retail investors. thinkorswim offers customers a broad range of products including equity securities, index products, exchange traded options, futures, mutual funds, bonds and foreign exchange. Since it began its brokerage operations in 2001, thinkorswim has been creating innovative technology for its customers. thinkorswim provides sophisticated trading tools and analytics, including tools for devising and implementing complex, multi-leg options strategies as well as other investment strategies. thinkorswim also provides unique scalable software, desktop, mobile and wireless front-end trading platforms that allow its customers to trade electronically and to implement these complex strategies with single clicks. thinkorswim offers its customers an automated and user friendly account opening process and provides its customers access to its trade desk, which is staffed with experienced traders, who provide real-time customer support via email, chat and telephone. thinkorswim customers are able to monitor their positions, view their account balances, positions, profits and losses on a real time basis. The combination of thinkorswim's unique technology and its customer service has resulted in a high degree of customer loyalty. thinkorswim, Inc. is registered as a broker-dealer with the Securities and Exchange Commission ("SEC") and is registered as an introducing broker with the Commodity Futures Trading Commission ("CFTC"). It is a member of and regulated by the Financial Industry Regulatory Authority ("FINRA") and the National Futures Association ("NFA"). All securities transactions are cleared on a fully disclosed basis pursuant to a clearing agreement with our primary clearing broker, Penson Financial Services.

        In connection with the merger with thinkorswim, we acquired thinkorswim Advisors, Inc. ("Advisors"), a subsidiary of thinkorswim and an SEC registered investment advisor. Advisors provides investment management services based upon diversified portfolios, which include alternative investment styles. It also offers traditional and return enhanced investment strategies. Advisors' Red Option division provides a monthly subscription service that provides trade recommendations for a number of options trading strategies. Advisors has an educational division focused on options trading, called Option Planet.

        The products and services offered by Investools Inc. have received numerous accolades from third parties including thinkorswim's ranking by Barron's as its top rated software-based online broker and best for options traders in 2006 and 2007, and Prophet's top Barron's ranking for best technical analysis tools from 2002 to 2006.

        Investools is a Delaware corporation that was incorporated in 2001. Our corporate offices are located at 45 Rockefeller Plaza, Suite 2012, New York, New York 10111, and our telephone number is 801-816-6918. We also maintain significant operational offices in Draper, Utah and Chicago, Illinois.

        We maintain an Internet website at www.investools.com and www.thinkorswim.com. We make available on the Investor Relations section of our website, free of charge, our Annual Reports to shareholders, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4, 5 as soon as reasonably practicable after filing such documents with, or furnishing such documents to, the SEC.

        We include our website addresses throughout this filing only as textual references. The information contained on our websites is not incorporated by reference into this Form 10-K.

2007 Significant Business Developments

Acquisition of thinkorswim Group, Inc.

        On February 15, 2007, Atomic Acquisition Corp., a wholly-owned subsidiary of Investools merged with and into thinkorswim Group, Inc., a Delaware corporation, and a leading online brokerage company specializing in options. thinkorswim shareholders received merger consideration of $181.7 million in cash and 19.1 million shares of stock valued at $8.75 per share. Also on February 15, 2007, we entered into a Credit Agreement with JPMorgan which provided us with a senior secured term loan of $125 million to fund a portion of the cash consideration and, separately, also provided us with a committed senior secured revolving credit facility of $25 million. Immediately following the transaction, thinkorswim shareholders held approximately 30 percent of the ownership of Investools, and two former thinkorswim shareholders became members of our expanded, eight-member Board of Directors. In connection with the merger with thinkorswim, certain employees and consultants of thinkorswim will now be eligible to participate in a retention bonus pool which equals, in the aggregate, $20 million conditioned upon continued employment. The bonuses will be paid in equal annual installments over the three-year period following the closing of the merger. Such amounts are being expensed over the retention period of three years. The first payment was made in February 2008. In addition, we granted employees and consultants of thinkorswim options to purchase 2,255,563 shares of Common Stock under our 2001 Stock Option Plan, half with an exercise price equal to the fair market value of the underlying Common Stock at the time of grant, and half with an exercise price equal to 150% of such fair market value. Approximately 125,000 of these stock options were granted to consultants to thinkorswim. We have accounted for these in accordance with EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services".

Acquisition of Certain Exclusivity Rights and Expanded Relationship

        On February 27, 2007, we entered into a long-term relationship and acquired certain exclusive rights and intellectual property of a group of active option traders, which was an existing customer of thinkorswim. Pursuant to a definitive agreement, Investools issued 650,000 unregistered common shares, and subject to meeting certain thresholds over annual and cumulative three-year periods, will issue an additional 950,000 contingent shares of unregistered common shares to these traders. The value of the contingent shares were measured in accordance with EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" based upon the value of the common shares at the time the contingent shares are earned. Under the agreement thinkorswim will indefinitely be the exclusive provider for brokerage services to this group of active option traders and their customers, subject to limited termination rights granted to each party.

Business Strategy

        We offer retail investors a full range of financial services technology as a leading online broker for the educated investor. Our diverse portfolio of student and brokerage account acquisition channels seeks to initiate each customer relationship based on consistent use of our products and services to create maximum lifetime value per customer. We achieve this goal by offering our students and traders a full range of investor education and transaction services through a broad curriculum of courses in equity securities, options, forex, futures, index products, other derivates and fixed income investment analysis integrated with award winning online brokerage services accessed through software, web-based and mobile applications.

        Our business strategy is based on educating our students and accounts to understand, analyze and manage investment and portfolio risk with the objective of preserving capital. Customers are instructed in a seven step disciplined, risk-adjusted approach to the capital markets which includes creating a watch list of investments in our paperMoney application to practice trading strategies prior to entering the markets. Building our retail customer relationships on the foundation of investor education, we have created a high value, active account base for our brokerage services with a profitable customer acquisition model for students sourced through our investor education business unit. We believe that this business strategy is scalable and positions us for continued growth in customer acquisition, sales and profitability.

Investor Education Business Strategy

        We offer a comprehensive suite of investor education products and services for stock, option, foreign exchange, futures, mutual fund and fixed-income investors. Our products and services are primarily built around an investing method that is designed to teach both experienced and beginning investors how to approach the selection process for investment securities and actively manage their investment portfolios. Course offerings are generally combined with web-based tools, personalized instruction techniques and ongoing service and support and are offered in a variety of learning formats, which solidify the students' understanding of the investing process and help in their effort to take control of their financial future.

        We seek to offer students a full range of investor education products that provide lifelong learning. Generally, students are introduced to our products and services through a free preview event, either live or online. Attendees of the preview event also have the opportunity to attend a more comprehensive instructor-led live workshop or an in-depth online home study program. Following completion of the initial workshop or home study program, graduates are offered continuing education and advanced courses to build on what they have learned. These continuing education bundles often contain personalized one-on-one coaching and one-to-many online coaching sessions, which are spread out over a period of time and include ongoing support through a live 800-number and a live-chat hotline for continuing education assistance.

Investor Education Segment Learning Formats / Course Offerings

        The content and services available to students, i.e., length of workshop, types of coaching services, length of time over which services are performed, and access to certain Investools Online features may vary. The different learning formats are as follows:

  •
  Preview Event—A free event, either live or online, that introduces students to fundamental investing concepts and provides a broad overview of the financial markets. Students are offered an opportunity to purchase a more comprehensive, live workshop, and are offered access to a comprehensive online course featuring hours of multimedia content, quizzes, forums, and live, online-presentations.

  •
  Workshops—Live, instructor-led investing workshops that cover topics ranging from fundamental investing principles to advanced investment and option strategies. The workshops provide training for using our proprietary Investools Online website.

  •
  Home Study/Online Courses—We also offer all of our courses in an online format. The home study programs provide training using our proprietary Investools Online website. The Foundation course includes a six-month subscription to the Investools Online website. Additional online courses on advanced topics are also available.

  •
  Coaching Services—Coaching services, including interactive workshops, provide students with a personal learning experience, on-demand access to coaches via the telephone, live events or online. Offered in connection with our education curriculum, the coaching services allow students to learn at their own pace and apply what they are learning. The interactive coaching workshops (Interactive Stocks and Options, High Probability Trading) are taught by our most experienced coaches and are delivered online or live at either our Chicago or Utah facility. On-demand and one-to-many coaching services are subscription products offered in one to sixty-month time periods. One-to-many coaching services include weekly, topic-driven live webinar sessions (Trading Rooms), advanced strategy-based group discussions (Active Investor Talk), and market-based group instruction (Masters Talk®).

  •
  Ongoing Support and Tutorials (web subscriptions)—As long as graduates maintain an active subscription to Investools Online, they have access to student and technical support through a live-chat online support option and through an 800-number hotline. Alumni can access a series of inexpensive or free topical, recorded online tutorials. The click-on-demand tutorials are designed to walk graduates through the portion of the Investools Online website that relates to the subject being covered.

  •
  thinkorswim paperMoney ®—This application became available to Investools' graduates after our merger announcement with thinkorswim in September 2006. It replicates the live online trading platform available to thinkorswim account holders. paperMoney provides the student with a "paper" $100,000 portfolio they can use to learn how to execute trades online and test strategies. paperMoney includes additional charting and tools for analyzing options strategies. All students have access to weekly online tutorials on the paperMoney platform.

        The different course offerings are as follows:

  •
  Investing Foundation Course—The foundation course covers the 7-Step Investing Formula® and is designed to teach both experienced and beginning investors how to approach the market, streamline the stock selection process and actively manage their investment portfolios. The 7 steps are (1) Prepare to be an investor (2) Protect your investment capital (3) Start analyzing from the top down (4) Conduct a thorough fundamental analysis (5) Search for additional strong stocks (6) Conduct a thorough technical analysis (7) Manage your portfolio.

  •
  Additional courses include Basic Options, Advanced Technical Analysis, Advanced Options, Forex and Advanced Forex. The course content ranges from strategies to provide the online investor with a number of investment strategies to help create additional profits and cash flows, to instruction around advanced option and spot currency trading strategies.

  •
  Investools Online—Our proprietary Investools Online website houses our education curriculum, Investor Toolbox® tools and online community. Investools Online is the source of all educational content and analytical tools that enable students to study, review and analyze the seven steps of the Foundation Course as well as advanced investment strategies and provide students the investment tools needed to execute the strategies taught in our investor education programs. The website has proprietary features that are not accessible on other financial websites, including more than 200 pre-built stock searches and 9 customizable search engines, comparative analyst reports, over 130 market indicators, intra-day market commentary, portfolio tracking features, industry leading advanced charting tools, audio and video commentary broadcasts and account management features.

Continuing Education Programs

        Designed for the advanced student, our continuing education programs offer students comprehensive access to a multitude of products and services at a bundled price. Typically included in the continuing education bundles are additional curriculum, online courses, live workshops, coaching services and extended access to Investools Online.

        Pre-bundled continuing education programs offered in our workshop events include: Trading Rooms, Associate Investor Program, Master Investor Program and Program of High Distinction. In addition, the Company offers additional continuing education including: Active Investing Workshops, Interactive Stock and Options, High Probability Trading, and Capital Markets. Programs range from six months to 24 months and are priced between approximately $800 and $25,000. Students also have the option of purchasing products and services a la carte or bundled from our telesales organizations.

Brokerage Services Business Strategy

        We have created a suite of award-winning trading products that harness the latest technology to allow our customers to securely trade stocks, options, bonds, mutual funds, futures and forex with easy-to-use interfaces. Our brokerage products are targeted to both novice investors and active traders, both large and small. We believe that the level of our customer support, educational materials, professional-level trade analysis tools and order execution capabilities differentiate us from our competitors, and give us a customer retention rate significantly higher than industry averages. We are committed to building better products for our customers through tighter integration of content and technology.

Brokerage Services Platform / Products

        The different brokerage platforms are as follows:

  •
  thinkDesktop—Our flagship trading platform is a technology leader in the online brokerage industry. Real-time streaming quotes, single-click order execution, live position updates and risk metrics, live account balances and margin requirements, profit/loss figures, charts, live CNBC Plus streaming video and a broad range of advanced trading tools are designed to assist the educated investor be an effective trader.

  •
  Web-based trading—Our comprehensive browser-based trading platform allows customers to access our powerful trade execution, position monitoring and account management functionality from almost any computer. thinkorswim's web-based trading is fully synchronized with thinkDesktop, has real-time streaming data and information, and eliminates page refreshes to make it one of the fastest of the browser-based platforms.

  •
  thinkMicro—Our application for non-stylus mobile devices offers customers stock, option and futures trading functionality with real-time streaming quotes, charts and account management features.

  •
  thinkMobile—Our platform for Wireless Application Protocol (WAP) enabled devices and cell phones with Internet access and mini-browsers provides trade execution, account and position information, and real-time quotes to customers with easy-to-use navigation.

  •
  thinkAnywhere—Our wireless trading application gives customers full trading and position monitoring functionality on pocket PC devices. It has a fully configurable layout, real-time streaming stock, option and futures quotes, and single-click order entry.

  •
  thinkPod—Our portable, light-weight applet for trade execution, position management, charts and real-time streaming quotes allows customers to access thinkorswim technology directly from any website, and soon via the iPhone, through a streamlined interface.

  •
  thinkPipes—Our professional trade execution, order management and direct market access (DMA) platform is designed for institutional money managers, hedge funds, market makers, regional and tier 1 broker/dealers and equity specialists with automated trade routing and execution functionality, an open API and customizable analytics.

        We schedule approximately 12 releases each year with multiple new features and enhancements. Recent developments include:

  •
  Portfolio Margining—We introduced portfolio margining to give qualified accounts the benefits of more efficient use of trading capital as defined by new regulations that allow margin to be determined by the risk of a portfolio.

  •
  Forex Trading—thinkorswimFX is our new forex interface which allows customers to trade 123 different spot currency pairs.

  •
  paperMoney—Traders who want to practice executing orders and managing positions can do so on paperMoney, which is a virtual trading application that replicates the thinkorswim desktop platform. Users are provided a "paper" portfolio they can use to learn how to execute trades and test strategies. paperMoney is free and accessible simply by registering for a username and password.

  •
  thinkScript—We created a proprietary programming language that lets technologically advanced customers code their own technical studies and trade indicators on our charting package.

  •
  thinkBack—thinkBack is our option strategy back testing feature. Powered by five years of historical option data, thinkBack gives customers the ability to track simple and complex simulated option trades over time with real option prices.

  •
  thinkMoney—Our quarterly magazine delivers articles on topics for beginners to advanced traders and showcases new products, market commentary, trading tips and platform "How-To's".

  •
  Advanced Order Execution—We redesigned our order routing architecture to give customers greater control and flexibility when routing orders. With the ability to control the sequence of executions, order trigger prices, and the time of executions and cancels, customers can implement their trading strategies without being tied to a computer.

Marketing

        We engage in a broad range of activities that include:

  •
  Direct Response Television—We run various long form and short form direct response television advertisements on network cable and local and national television for the Investor Education segment.

  •
  Internet Marketing—We advertise extensively on the Internet using search placement, banners and advertisements on targeted sites, such as financial portals for education and brokerage prospects. We also benefit from an increasing number of non-paid Internet referrals, including leads directed to our domain names as a result of Web searches using Internet search engines.

  •
  Direct Mail—Direct mail is effective at reaching individuals that express an interest in investor education and self-improvement. We can also reach specific metro areas for local marketing efforts in connection with our live preview events.

  •
  Print and Broadcast—We rely on print and broadcast advertising to target new education prospects and to assist with building brand recognition.

  •
  Re-Marketing—Re-marketing efforts include direct mail, telephone and e-mail sent to existing students in our education database. Re-marketing is an important part of our marketing campaign given our growing database of qualified prospects.

  •
  Referrals—Referrals continue to be an important source of new students and brokerage customers.

        We track leads for every direct mail campaign and direct response television campaign by allowing potential students the opportunity to respond using the following methods:

  •
  Calling us at a specific toll-free number or

  •
  Directing the potential student to one of our specific URL addresses on the Internet that are used to track individual marketing campaigns for reach and effectiveness.

Competition

        We are aware of several companies that offer competing educational products or services. While these companies may have greater resources, we believe that: (i) the depth and quality of our curriculum and training, (ii) the range of our foundation and continuing education course offerings, from beginner to advanced, (iii) our portfolio of channel partners, (iv) the quality of our instructors and coaches, (v) our database of prospects and students, and (vi) our focus on improved learning formats such as online and on-demand access to expert instructors provide us with a considerable competitive advantage compared to other investor education providers.

        The online brokerage market is rapidly evolving and highly competitive. Our direct competitors in this market include broker-dealers that offer online services, "niche-market" online or licensed software-based brokers, full commission brokerage firms as well as mutual fund sponsors, banks and other organizations that provide online brokerage services. A representative list of competitors includes

Charles Schwab & Co., Inc., Fidelity Brokerage Services, LLC, E*TRADE Group, Inc., TD Ameritrade, Inc., TradeStation Group, Inc., OptionsXpress, Inc., TradeKing, Interactive Brokers Group, Inc., Merrill Lynch & Co. Inc. and Scottrade, Inc.

        In the Investor Education segment and Brokerage Services segment, we attribute our competitive success to the overall quality of our education and trading products, leading edge technology and superior customer service. Although competition may increase in either segment, we believe we will maintain our competitive advantage as the online broker for the educated investor.

Intellectual Property

        Our success and ability to compete are dependent on our intellectual property, which includes our proprietary technology, trademarks, trade secrets, tradenames and client base. We rely on a combination of patent, trademark, copyright, contract provisions, licensing agreements, nondisclosure agreements with employees and contractors, unfair competition and trade secret laws in the United States and other jurisdictions to protect our proprietary technology and other intellectual property.

        We have registered and received approval for a number of trademarks in the United States and foreign countries that are important to our future success. Of critical importance to us is the Investools trademark. The Investools trademark is a widely recognized, adopted and endorsed approach to investor education and is associated with quality and reliable service. In addition, as a result of various mergers or acquisitions, we have acquired the trademarks and tradenames of:

  •
  Prophet Financial Systems, Inc. ("Prophet"). Prophet's website is a widely recognized charting tool that has won various awards and been recognized as a leader in online financial charting applications by Barron's (2006).

  •
  thinkorswim, Inc. ("thinkorswim®"). thinkorswim is a leading online brokerage and technology provider for self-directed options traders. thinkorswim has been recognized as the top rated software-based online broker and best for options traders by Barron's (2006 and 2007).

  •
  MyTrade, Inc. ("mytrade") is an online social-networking content platform for investors of all experience levels.

        We have registered and maintain a multitude of domain names to ensure continuity of delivery for all of our websites. Management believes that our products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties, and management is not aware of any current infringement claims against us.

Regulatory Compliance

Overview

        Our products and services offered through our Investor Education segment are not currently subject to the prior approval of any government regulatory body. However, certain foreign countries require that we register with their respective securities commissions before conducting investment-related workshops; for example, we are registered with the Australian Securities and Investment Commission ("ASIC").

        Our brokerage subsidiary, thinkorswim, Inc., is subject to extensive securities and futures industry regulation under both federal and state laws as a broker-dealer with respect to its equities and equity options business and as an introducing broker with respect to its futures and forex business. In general, broker-dealers that conduct retail business are required to register with the SEC and to be members of FINRA. thinkorswim Inc. is registered as a broker-dealer in every U.S. state and the District of Columbia, and is subject to regulation under the laws of those jurisdictions. thinkorswim Inc. is registered through the NFA as an introducing broker. thinkorswim is also a member of the Securities Investor Protection Corporation.

        As a registered broker-dealer and a member of FINRA, thinkorswim is subject to the requirements of the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder relating to broker-dealers and to the membership and Conduct Rules of FINRA. These regulations establish, among other things, categories of persons that must be registered, standards of conduct for dealing with customers and minimum net capital requirements. These laws, rules and regulations affect all facets of thinkorswim Inc.'s securities business, including trading practices, risk disclosure, marketing activities and record-keeping practices. thinkorswim, Inc. is also subject to regulation under various state laws, including registration requirements. thinkorswim Canada Inc., our Canadian subsidiary, is registered with the IDA.

        thinkorswim also provides futures brokerage services and is subject to regulation by the Commodity Futures Trading Commission ("CFTC"), NFA and other self-regulatory organizations ("SROs"), such as the futures exchanges. The regulation of futures transactions in the United States is an extensive and rapidly changing area of law and is subject to modification by government and judicial action. thinkorswim is also subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the Patriot Act.

        Our investment advisory subsidiary, Advisors, is registered with and regulated by the SEC and is subject to the regulations of the states in which it does business. Such regulations include, among other things, disclosure requirements, books and record keeping requirements, and rules governing advertising.

        thinkorswim Canada Inc., our Canadian subsidiary, is a registered investment dealer subject to regulation by Investment Dealers Association ("IDA") and Ontario Securities Commission ("OSC") in Canada.

Net Capital Rule and Marketing Material Rules

        thinkorswim has net capital requirements under SEC, CFTC and NFA regulations, which require minimum net capital requirements. Because it is an introducing broker in the futures business and its net capital requirements under the SEC rules are greater than its net capital requirements would be if it were only registered as an introducing broker, the SEC net capital rule governs our capital requirements on the futures side as well.

        thinkorswim is required to maintain net capital of the greater of 6 2/3% of aggregate indebtedness, or $0.25 million and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. thinkorswim is also subject to the CTFC Regulation 1.17 ("Reg 1.17") under the Commodity Exchange Act, administered by the Commodity Futures Trading Commission and the National Futures Association, which also requires the maintenance of minimum net capital to be the greater of its SEC and FINRA net capital requirement or $45,000. At December 31, 2007, the Company had net capital of $37.6 million which was $36.2 million in excess of its required net capital of $1.4 million. The Company's net capital ratio was 0.55 to 1.

        Marketing campaigns by thinkorswim Inc. to bring brand name recognition to its services and to promote the benefit of those services are regulated by FINRA and NFA. All marketing materials are reviewed by an appropriately-licensed thinkorswim securities principal prior to release and must conform to standards articulated by the SEC, FINRA and NFA.

Foreign Jurisdictions and Regulation

        thinkorswim has a Canadian subsidiary that began operations in mid-December 2007, and provides brokerage services to self-directed traders and is therefore subject to that country's laws, rules and regulations. Foreign laws, rules and regulation differ from jurisdiction to jurisdiction.

        Customers can access thinkorswim's services through the Internet, including in foreign jurisdictions. It is possible that foreign authorities in jurisdictions where we are not registered could attempt to assert jurisdiction over our activities or that such authorities could require thinkorswim to become registered, be subject to regulation and enforcement action, or require thinkorswim to cease activities in those jurisdictions.

Human Resources

        At December 31, 2007, we had a total of 653 employees, of which 513 were employed by the Investor Education segment and 140 were employed by the Brokerage Services segment.

        Our key personnel are covered by employment and confidentiality agreements. No person employed by us, either full-time, part-time or on a contract basis, is covered by a collective bargaining agreement or represented by a union, and we have never experienced a work stoppage due to a protest or related activities. Management considers relations with our personnel to be good.

ITEM 1A.    RISK FACTORS

        Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock. The risks and uncertainties described below are not the only ones we face. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

Risks Related to Our Business

If we do not successfully introduce new programs, products and services, our growth rate and revenue will be reduced.

        Our growth strategy for the educational segment of our business is dependent on our ability to sell existing training programs, products and services to new students, to open new markets and to develop and introduce new educational programs, products and services. If we are unable to expand our markets and products, our growth rate and revenue will be reduced. Market conditions and the level of customer interest may be different for our current products than for new products and marketing costs and methods may differ in new markets, and there can be no assurance that we will be able to compete favorably with, and obtain market acceptance for, any such new programs, products or services. thinkorswim's growth strategy also is dependent upon the development of new and the enhancement of existing products and services. The financial services industry involves rapid technological change and continually evolving industry standards and practices. Our failure to keep abreast of such changes could result in our technology and systems and our product offerings becoming obsolete. The development of new products involves significant risks. We may not be able to adapt our new products or services to new standards in the marketplace. In addition, changes in technologies could force us to incur substantial expenditures to appropriately modify our infrastructure and our products and services.

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

        At December 31, 2007, we had an outstanding balance of $117.5 million in senior secured term loans and $25 million in available senior secured revolving loan facilities. Our ratio of debt (our senior secured term loans and capital lease obligations) to equity (expressed as a percentage) was 73% at December 31, 2007.

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

        If we need, but are unable to obtain, additional capital to expand our operations and invest in new products and services, our business may be adversely affected. In the future we may require substantial additional capital to finance ongoing operations or the growth of our business. To the extent that our existing sources of liquidity and cash flow from operations are insufficient to fund our activities, we may need to raise additional funds. We cannot be certain that we will be able to obtain additional financing on favorable terms. If we fail to raise additional funds, we may need to sell debt or additional equity securities or to reduce our growth to a level that can be supported by our cash flow. Without additional capital, we may not be able to: further develop or enhance our services and products; acquire necessary technologies, products or businesses; expand operations in the United States or internationally; make acquisitions; hire, train and retain employees; market our services and products; or respond to competitive pressures or unanticipated capital requirements.

We may experience difficulties integrating recent and future acquisitions.

        As a result of recent acquisitions and as part of our general business strategy, we expect to make more acquisitions and to experience significant growth, and expect such growth to continue into the future. There are numerous risks involved in the acquisition of other businesses, including difficulties in the integration of acquired companies and their operations, products and services; failure to achieve projected synergies; requiring the focus of management to the detriment of other aspects of our business; possible assumption of unknown liabilities; loss of customers or employees of acquired businesses; dilution to our shareholders and the reduction of our reported earnings as a result of the amortization of intangible assets acquired. This growth is expected to place a significant strain on our management, financial, operating and technical resources. Failure to manage this growth effectively could have a material adverse effect on our financial condition or results of operations. There can be no assurance that we will be able to effectively integrate the acquired companies, including thinkorswim and mytrade, with our own operations. Expansion will place significant demands on our marketing, sales, administrative, operational, financial and management information systems, controls and procedures. Accordingly, our performance and profitability will depend on the ability of our officers and key employees to (i) manage our business and our subsidiaries as a cohesive enterprise, (ii) manage expansion through the timely implementation and maintenance of appropriate administrative, operational, financial and management information systems, controls and procedures, (iii) add internal capacity, facilities and third-party sourcing arrangements as and when needed, (iv) maintain service quality controls, and (v) attract, train, retain, motivate and manage effectively our employees. There can be no assurance that we will integrate and manage successfully new systems, controls and procedures for our business, or that our systems, controls, procedures, facilities and personnel, even if successfully integrated, will be adequate to support our projected future operations. Any failure to implement and maintain such systems, controls and procedures, add internal capacity, facilities and third-party sourcing arrangements or attract, train, retain, motivate and manage effectively our employees could have a material adverse effect on our business, financial condition and results of operations.

thinkorswim operates in a highly regulated industry and compliance failures could adversely affect our business.

        Our securities broker-dealer operates under extensive regulation, which increases our cost of doing business and may be a limiting factor on the operations and development of our business. Our securities broker-dealer business and operations are subject to regulation by the SEC, FINRA f/k/a NASD, IDA and OSC in Canada, national security exchanges and state securities commissions. We also may be subject to regulation by securities regulatory authorities in foreign countries where our customers are located. The securities industry in the United States covers all aspects of the securities business, including:

  •
  sales and marketing methods;

  •
  trade practices;

  •
  use and safekeeping of customer funds and securities;

  •
  capital structure;

  •
  record-keeping;

  •
  financing of customers' purchases; and

  •
  conduct of directors, officers and employees.

        Our securities broker also provides futures brokerage services and is registered through the NFA as an introducing broker. The futures industry is also subject to comprehensive statutes, rules and regulations, including margin requirements, trading restrictions, customer regulations and net capital requirements. Participants in the futures industry are subject to regulation by the CFTC, NFA or other SROs, including futures exchanges and boards of trade. The regulation of futures transactions in the United States is an extensive and rapidly changing area of law and is subject to modification by government and judicial action.

        Our investment advisory subsidiary is registered with and regulated by the SEC and is subject to the regulations of the states in which it does business.

        As thinkorswim grows, it is subject to increasing attention from regulators, even for routine audits and examinations. This higher level of scrutiny requires that thinkorswim's management devote more time to regulatory matters.

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

        Our profitability and growth depends on increasing our student base and our brokerage customer base in a cost-effective manner. We incur significant marketing expenses in connection with our educational operations. Although we have spent significant financial resources on advertising and related expenses and plan to continue to do so, there can be no assurance that these efforts will be cost-effective at increasing our student base and that our students and their contacts will continue to open brokerage accounts at thinkorswim. Advertising and marketing costs are likely to increase in the foreseeable future, and we may not have the same ability to expand our advertising and marketing budgets as our larger competitors. Finally, the advertising and marketing activities of thinkorswim are subject to regulation by FINRA and the NFA. These SROs impose limitations on our sales methods and our ability to make payments to third party marketers. Our failure to successfully market our products and services to student and brokerage customers can negatively impact our business and financial condition.

We rely on our strategic partners to provide us with access to leads and customers.

        We currently access approximately 43 percent of our Investor Education sales transaction volume through co-marketing relationships. Our strategic partners may enter into identical or similar relationships with our competitors, which could diminish the value of the partners for customer acquisition. Our strategic partners could terminate their relationship with us. The businesses of our strategic partners could contract or such strategic partners could experience financial difficulties. If any of our strategic partners, and in particular Success Magazine Investor Education, LLC, were to terminate their relationship with us or were to decrease operations or experience serious financial difficulties, our ability to distribute our educational products and services could be materially impaired. In addition, since our merger with thinkorswim, our educational subsidiaries have been the referral source for a substantial percentage of thinkorswim's new customers. Any reduction in our sales of education products and services are likely to decrease our referral of new customers to thinkorswim. We may not be able to maintain our existing relationships or enter into new strategic relationships with co-marketing partners.

Changes in legislation or regulations may affect our ability to conduct our business or reduce our profitability.

        The regulatory environment in which we operate may change. These changes may affect our ability to conduct our business or reduce our profitability. Our activities may be affected not only by legislation or regulations of general applicability, but also by industry-specific legislation or regulations. Our brokerage customers may also be affected by changes in rules and regulations that could negatively impact us. The SEC, other U.S. or foreign governmental authorities, FINRA, the NFA or other SROs may adopt new or revised regulations which affect our business. Changes in the interpretation or enforcement of existing laws and rules by those entities may also affect our business.

        In addition, we use the Internet as the distribution channel to provide services to our customers. We must comply with a variety of federal and state laws affecting the content of materials distributed over the Internet, as well as regulations and other laws restricting the collection, use and disclosure of personal information that we may obtain in the course of providing our online services. As online advertising becomes more popular and more complex, it is possible that such activities will become more tightly regulated. Any new law or regulation pertaining to the Internet, or the application or interpretation of existing laws, could increase our cost of doing business, decrease the demand for our products and services, or otherwise harm our business. A number of regulatory agencies have recently adopted regulations regarding customer privacy and the use of customer information by service providers. Additional laws and regulations relating to the Internet may be adopted in the future, including regulations regarding the pricing, privacy, taxation, content and quality of products and services delivered over the Internet. Compliance with future laws and regulations, or existing laws as they may be interpreted in the future, could be expensive, time consuming, impractical or impossible.

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

        thinkorswim has experienced substantial growth over the past year and its rate of growth has increased significantly since our merger with them. Such rapid growth has placed significant demands on thinkorswim's management and other resources. As a result, thinkorswim will need to attract, hire and retain highly skilled and motivated officers and employees. We cannot assure you that we will be able to attract or retain the officers and employees necessary to manage this growth effectively.

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

        The market for electronic brokerage services is rapidly evolving and intensely competitive. We expect the competitive environment to continue in the future. Our brokerage operations face direct competition from numerous online and software-based brokerage firms, including Charles Schwab & Co., Inc., E*TRADE Group, Inc., Fidelity Brokerage Services, LLC, OptionsXpress, Inc., TD Ameritrade, Inc., TradeKing, and TradeStation Group, Inc. Our brokerage operations also encounter competition from the broker-dealer affiliates of established full commission brokerage firms as well as from mutual fund sponsors, banks and other organizations that provide online brokerage services. Many of our competitors in the brokerage industry have greater financial, technical, marketing and other resources, and have greater name recognition and a more extensive customer base than we do.

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

        Many of the customer accounts of our brokerage business are margin accounts. Our customer futures accounts trade on margin as well. In margin transactions, we may be obligated for credit extended to our customers by our clearing firms, because we indemnify our clearing firms for our customers' debits and defaults. Margin credit is collateralized by cash and securities in the customers' accounts. We also execute customer transactions involving the sale of securities not yet purchased which result in our clearing firms extending leverage to our customers for which we may be ultimately responsible. Leverage involves securing a large potential future obligation with a proportional amount of cash or securities. We introduce forex transactions to Penson Financial Services, Inc. ("Penson"), which involve substantial amounts of leverage. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. When our clearing firms extend margin or our customers use leverage, our clearing firms may be exposed to significant off-balance-sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur. In the event customers fail to satisfy their obligations, our clearing firms may be required to purchase or sell financial instruments at prevailing market prices to fulfill the customers' obligations.

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

We rely on a few key employees whose absence or loss could disrupt our operations or be adverse to our business.

        We are highly dependent on the experience of our senior management team in the continuing development of our operations. The loss of the services of certain of these individuals would have a material adverse effect on our business. Although we have employment and non-competition agreements with certain of our key employees, as a practical matter, those agreements will not assure the retention of our employees. We currently do not maintain key man insurance on any member of our senior management team.

We are subject to interest rate risk exposure.

        thinkorswim's clearing firms pay us a portion of the revenue they generate from the difference between the interest they earn by investing our customer cash and the interest they pay to our customers on such cash. A rising interest rate environment will generally result in an increase in the spread our clearing firms generate and a corresponding increase in the amounts of that spread that is paid to us. A declining interest rate environment will generally result in a decrease in the spread our clearing firms generate and a corresponding decrease in the amounts of that spread that is paid to us.

Our risk management policies and procedures may not be effective and may leave us exposed to unidentified or unexpected risks.

        Our policies, procedures and practices used to identify, monitor and control a variety of risks may fail to be effective. thinkorswim is particularly dependent upon risk management systems because it has indemnified its clearing firms for any losses incurred by its clearing firms from thinkorswim's customers. As a result, we face the risk of losses, including losses resulting from firm errors, customer defaults, market movements, fraud and money laundering. Our risk management methods rely on a combination of technical and human controls and supervision that are subject to error and failure. Some of our methods of managing risk are based on internally developed controls and observed historical market behavior, and also involve reliance on industry standard practices. These methods may not adequately prevent futures losses, particularly when there are extreme market movements that exceed historical precedent. These methods may not adequately prevent losses due to technical errors or the failure of our software or systems.

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

        Our ability to expand our delivery platforms and penetrate new markets could be stagnated without continued growth in the use and efficient operation of the Internet. Web-based markets for information, products and services are new and rapidly evolving. If Internet usage does not continue to grow or grows slower than anticipated, we may be unable to secure new sponsorship and subscription arrangements for our offerings. To the extent the investor education portion of our business relies on web-based delivery platforms, our operations will also be dependent on adequate network infrastructure, consistent quality of service and availability to customers of cost-effective, high-speed Internet access. Our brokerage business is online and is entirely dependent on the Internet. If our systems cannot meet customer demand for access and reliability, these requirements will not be satisfied, and customer satisfaction could degrade substantially, adversely affecting our prospects for market penetration and profitability.

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

        As a public company, we are subject to the reporting requirements of the Exchange Act and the other rules and regulations of the SEC and the NASDAQ Global Market. We continue to work with our independent legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations. These areas include corporate governance, internal controls, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, including our internal control over financial reporting. However, we cannot assure you that these and other measures we may take will be sufficient to allow us to satisfy our obligations as a public company on a timely basis. In addition, compliance with reporting and other requirements applicable to public companies, including under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC and the Public Company Accounting Oversight Board, create additional costs for us and require substantial amounts of time and attention of our management. We cannot predict or estimate the future amount of the costs we may incur, the timing of such costs or the degree of impact that our management's attention to these matters will have on our business.

Failure to maintain adequate internal controls could adversely affect our business.

        We are subject to internal control requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC and the Public Company Accounting Oversight Board. These laws, rules and regulations continue to evolve and could become increasingly stringent in the future. We have undertaken actions to enhance our ability to comply with the requirements of the Sarbanes-Oxley Act of 2002, including, but not limited to, the increased allocation of the accounting department resources, documentation of existing controls and implementation of new controls or modification of existing controls as deemed appropriate. Control deficiencies have been identified from time to time, and we have undertaken actions to remediate them.

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

We may be liable for invasion of privacy or misappropriation by others of our users' information, which could adversely affect our reputation and financial results.

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

        We permit customers to purchase securities on margin. Our clearing firms provide margin financing to our customers. Under the terms of our clearing agreements, we indemnify our clearing firms for our customer debit balances. When the market declines rapidly, there is an increased risk that the value of the collateral our clearing firms hold in connection with these transactions could fall below the amount of a customer's indebtedness, which increases the risk of customer debit balances.

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

Our operations outside of the United States are subject to political, investment and local business risks.

        In 2007, thinkorswim organized Canadian and Australian subsidiaries. The Canadian subsidiary is currently operating as a registered brokerage firm, and the Australian subsidiary is in the process of registering as a brokerage firm. While the amount of revenues from such operations are not currently material to the Company, operations outside of the United States are subject to a variety of risks which are different from or additional to the risks we face within the United States. Among others, these risks include:

  •
  imposition of limitations on the remittance of dividends and payments by foreign subsidiaries;

  •
  adverse currency exchange rate fluctuations, including significant devaluations of currencies;

  •
  tax-related risks, including the imposition of taxes and the lack of beneficial treaties, that result in a higher effective tax rate for us;

  •
  difficulties in enforcing agreements and collecting receivables through certain foreign local systems;

  •
  domestic and foreign customs, tariffs and quotas or other trade barriers;

  •
  difficulties in protecting intellectual property;

  •
  hiring and retaining qualified management personnel for our overseas operations; and

  •
  required compliance with a variety of local laws and regulations which may be materially different than those to which we are subject in the United States.

        The occurrence of one or more of the foregoing factors could have a material adverse effect on our international operations.

Failure to comply with net capital requirements could adversely affect our business.

        The SEC and the NASD have strict rules with respect to the maintenance of specific levels of net capital by securities broker-dealers and introducing brokers. thinkorswim is required to comply with these net capital requirements. If it fails to maintain the required net capital, the SEC could fine thinkorswim or even suspend or revoke its registration, or FINRA could sanction thinkorswim, including by limiting its growth or expelling it from membership. Any of these actions could have a material adverse effect on our securities broker-dealer business. If such net capital rules are changed or expanded, or if there is an unusually large charge against our net capital, operations that require the use of capital would be restricted. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our then present levels of business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

        Our securities broker-dealer business and our futures brokerage business is dependent on Penson and certain other clearing agents, including Merrill Lynch, Pierce, Fenner & Smith Incorporated ("ML"), for the clearing and orderly processing of our transactions and the holding of our customers accounts and securities and futures positions. Our clearing agreements with Penson, ML, and our other clearing firms may be terminated by any of the parties upon prior written notice. Breaches or termination of these agreements or the clearing firms' agreements with their third-party suppliers and sources of financing could harm our securities broker-dealer business and our futures business.

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

        We believe that the level of public interest in investing, particularly in the securities and option markets as well as electronic trading has significantly influenced the market for these products and services. The securities markets have experienced substantial volatility in recent periods. Sharp drops or sustained or gradual declines in securities prices or other developments in the securities markets typically could cause individual investors to be less inclined to invest in the securities markets, which would be likely to result in reduced interest in our investor educational products and services.

Laws and regulations can affect the operations of the education segment of our business and may limit our ability to operate in certain jurisdictions.

        Federal, state and international laws and regulations impact our operations and may limit our ability to obtain authorization to operate in some states or countries. Many federal, state and international governmental agencies assert authority to regulate providers of investment education programs. Although we believe that we are currently in compliance with all such regulations, there can be no assurance that the federal, state or international regulatory structure will not change. For example, if we were required to comply with, or found to be in violation of, a regulatory body's current or future licensing or regulatory requirements, we could be subject to civil or criminal sanctions, including monetary penalties. Additionally, we could be required to incur significant on-going expenses to comply with regulatory requirements or, conceivably, could be barred from providing investment education services in that jurisdiction. If any of these things occur, it could have a material adverse effect on our business and results of operations and may cause our stock price to decline.

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

Risks Related to Our Common Stock

The market price of our common stock is subject to significant fluctuations due to a number of factors that are beyond our control.

        The market price of our common stock has experienced, and may continue to experience, substantial volatility. During the twelve-month period ended December 31, 2007, the close price of our common stock on the NASDAQ Global Market has ranged from a low of $9.36 to a high of $18.15 per share. We expect our common stock to continue to be subject to fluctuations. Factors that could cause fluctuation in the stock price may include, among other things:

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

If a large number of shares of our common stock are sold in the public market, the sales could reduce the trading price of our common stock and impede our ability to raise future capital.

        We cannot predict what effect, if any, future issuances by us of our common stock will have on the market price of our common stock. We issued approximately 19.1 million shares of our common stock in connection with our merger with thinkorswim. We have registered approximately 10.3 million shares of such common stock for resale under a registration statement effective August 7, 2007. In addition we are obligated to file a shelf registration statement for approximately 3 million shares of common stock in the aggregate on or before April 14, 2008 and effect a shelf registration for an additional approximately 3 million shares of common stock in the aggregate on or before February 15, 2009, for the benefit of Tom Sosnoff and Scott Sheridan; provided, that upon the termination of their employment for other than cause, death or disability, such registration statement for the terminating employee's shares must be filed within thirty days of the terminating event. The market price of our common stock could drop significantly if certain large holders of our common stock, or recipients of our common stock in connection with an acquisition, including thinkorswim, sell all or a significant portion of their shares of common stock or are perceived by the market as intending to sell these shares other than in an orderly manner. In addition, these sales could impair our ability to raise capital through the sale of additional common stock in the capital markets.

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

        Certain provisions of our certificate of incorporation and bylaws may have the effect of delaying, deferring or preventing a change in control of us. Such provisions, including those limiting who may call special stockholders' meetings, the possible issuance of our preferred stock without stockholder approval, and a classified Board of Directors with staggered three year terms, may make it more difficult for other persons, without the approval of our Board of Directors, to make a tender offer or otherwise acquire substantial amounts of our common stock or to launch other takeover attempts that a stockholder might consider to be in such stockholder's best interest.

Because we have no plans to pay any dividends for the foreseeable future, investors must look solely to stock appreciation for a return on their investment in us.

        We have never paid cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future. We currently intend to retain any future earnings to support our operations and growth. Any payment of cash dividends in the future will be dependent on the amount of funds legally available, our earnings, financial condition, capital requirements and other factors that our Board of Directors may deem relevant. Additionally, our credit facility restricts the payment of dividends. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

ITEMS 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in New York, NY and occupy approximately 700 square feet. The Investor Education segment operates its sales, service and operations out of Draper, UT and has a technology center in Palo Alto, CA, together utilizing approximately 70,000 total square feet between these two locations. The Brokerage Services segment operates primarily out of a facility in Chicago, IL, with approximately 23,000 square feet. We also lease office space in other cities throughout the United States.

        While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease or acquire additional or alternative space to accommodate future growth.

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

        We are not aware of any material pending legal proceedings that may have a material adverse impact on our liquidity, financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of 2007, there were no matters submitted to a vote of the stockholders.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

        Our common stock is traded on the Nasdaq Global Market. Effective February 21, 2007, our common stock is traded under the symbol SWIM. The following table sets forth, for the periods indicated, the high and low closing sales prices for our common stock based on actual transactions on the Nasdaq Global Market. The prices do not include retail markups, markdowns or commissions.

	Company Common Stock Closing Sales Prices
	High	Low
2007
Quarter ended March 31	$17.11	$12.92
Quarter ended June 30	16.01	9.90
Quarter ended September 30	14.09	9.36
Quarter ended December 31	18.15	12.44
2006
Quarter ended March 31	$8.78	$5.35
Quarter ended June 30	9.70	7.79
Quarter ended September 30	10.64	7.03
Quarter ended December 31	13.96	11.01

        On March 12, 2008, the closing price of our common stock as reported by the Nasdaq Global Market was $10.35. As of March 12, 2008, we had 679 stockholders of record based on information provided by our transfer agent. The number of stockholders of record does not reflect the actual number of individual or institutional stockholders that own our stock because most stock is held in the name of nominees. Based on information previously provided to us by depositories and brokers, we believe there are more than 6,000 beneficial holders.

Dividend Policy

        We have never declared a cash dividend on our common stock. The Board of Directors currently intends to retain any earnings for use in our business, and therefore, does not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Shares

        In connection with the definitive agreement to enter into a long-term relationship with and acquisition of certain exclusive rights and intellectual property of a group of active option traders on February 27, 2007, we issued 650,000 unregistered common shares. Subject to meeting certain thresholds over annual and cumulative three-year periods, we will issue an additional 950,000 contingent shares of unregistered common shares. On February 27, 2008, we issued 200,000 of the contingent shares as they were earned during the fiscal year ended December 31, 2007.

        In connection with our acquisition of mytrade on December 10, 2007, we issued 145,160 unregistered shares of our common stock to the prior owners of mytrade and paid approximately $1.0 million in cash. We relied on Section 4(2) of the Securities Act of 1933 as amended, and Regulation D promulgated thereunder to issue such shares of common stock.

Equity Compensation Plan Information

        The following table sets forth information about the total number of outstanding options and shares available for future issuance under all of our existing equity plans as of December 31, 2007 including our Telescan and Ziasun Stock Option Plans, our 2001 Investools Stock Option Plan and our 2004 Restricted Stock Plan.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	6,129,122	$9.05	5,513,410
Total	6,129,122	$9.05	5,513,410

Performance Measurement Comparison

        The Company performance information shall not be deemed "soliciting material" or be deemed to be "filed" with the SEC nor shall such information be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

        The graph below shows the cumulative total stockholder return on an investment of $100.00 over the last five years for Investools. The return is compared to the Russell 2000 Stock Index and a peer group which represents both the brokerage industry and the education industry, assuming in each case dividend reinvestment. The peer group is comprised of the following companies:

  •
  Charles Schwab & Co., Inc.

  •
  E*TRADE Group, Inc.

  •
  OptionsXpress Inc.

  •
  TD Ameritrade, Inc.

  •
  TradeStation Group, Inc.

  •
  Apollo Group, Inc.

  •
  Career Education Corp.

  •
  Corinthian Colleges, Inc.

  •
  DeVry Inc.

  •
  ITT Educational Service, Inc. and

  •
  Strayer Education, Inc.

        The stockholder return shown on the graph below is not necessarily indicative of future performance.

	2002	2003	2004	2005	2006	2007
Investools Inc	$100	$700	$1,478	$2,348	$5,996	$7,713
Russell 2000 Index	$100	$145	$170	$176	$206	$200
Peer group	$100	$179	$178	$166	$166	$233

Issuer Purchases of Equity Securities

        There were no stock repurchases during the year ended December 31, 2007.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data presented below should be read in conjunction with the Consolidated Financial Statements of Investools and related footnotes included elsewhere in this annual report on Form 10-K and the discussion under Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data has been derived from the Consolidated Financial Statements of Investools. The historical financial and operating information may not be indicative of our future performance.

Results of Operations
(in thousands, except for per share data)

	Years Ended December 31,
	2007	2006	2005	2004	2003
Revenue	$318,009	$170,330	$138,621	$97,169	$69,802
Cost of revenue	143,511	121,270	92,161	65,659	41,921
Selling expense	70,860	52,947	37,332	24,493	20,669
General and administrative expense	69,574	32,646	24,275	17,843	12,388
Net income (loss)	22,435	(40,732)	(15,742)	(11,727)	(7,301)
Net income (loss) per common share:
Basic	$0.36	$(0.90)	$(0.35)	$(0.26)	$(0.17)
Diluted	$0.34	$(0.90)	$(0.35)	$(0.26)	$(0.17)
Weighted average shares outstanding:
Basic	62,942	45,042	44,933	45,045	43,692
Diluted	65,790	45,042	44,933	45,045	43,692

Balance Sheet Data
(in thousands)

	Years Ended December 31,
	2007	2006	2005	2004	2003
Cash, cash equivalents and marketable securities	$63,080	$75,064	$28,337	$24,576	$12,266
Total assets	509,330	131,637	72,699	49,778	26,551
Deferred revenue	161,870	159,575	77,516	40,378	14,520
Total liabilities	347,435	195,288	96,438	57,010	23,367
Total stockholders' equity/(deficit)	161,895	(63,651)	(23,739)	(7,232)	3,184

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

        Investools Inc. offers market-leading investor education and brokerage and related financial products and services for self-directed investors. Our Investor Education segment offers a full range of investor education products and services that provide lifelong learning in a variety of interactive delivery formats. Our educational products and services cover a broad range of financial products, including equity securities, options, fixed income, index products, futures, other derivatives and foreign exchange. We have more than 337,000 graduates of our foundation courses and 102,800 active subscribers to our websites.

        On February 15, 2007, we merged with thinkorswim Group, Inc., a leading online brokerage firm and provider of related technology-based financial services to self-directed options traders and retail investors. thinkorswim® offers customers a broad range of products including equity securities, index products, exchange traded options, futures, mutual funds, bonds and foreign exchange. All securities transactions are cleared on a fully disclosed basis pursuant to a clearing agreement with our primary clearing broker, Penson Financial Services.

        See Note 3 to the Consolidated Financial Statements for a discussion regarding Business Acquisitions that took place during 2007.

Segment Summary Results of Operations

        During 2007, the operations of thinkorswim have been included in the Company's operations since the date of the merger. Previously reported amounts reported by the Company do not include the consolidated results of thinkorswim. As a result of the merger, we operate in the following two principal business segments:

        Investor Education segment—This business segment provides a full range of investor education products and services that provide lifelong learning and support to self-directed investors. The Company has more than 337,000 graduates of our Foundation course and 102,800 paid subscribers to our websites. The investor education products and services are offered in a variety of learning formats with courses ranging from beginning to advanced, to address the needs of students on all investor levels.

        Brokerage Services segment—This business segment is a leading online brokerage firm specializing in options and offers customers a broad range of products including equities, futures, mutual funds and bonds. The Company supports retail and active traders through its own trading platforms and is widely recognized as a premier option software for order entry, professional analytical tools and real-time position management. thinkorswim was ranked by Barron's as its top rated software-based online broker and best for options traders for 2006 and 2007.

        See Note 17 to the Consolidated Financial Sheets for additional disclosure regarding Segment Reporting.

Consolidated Revenue

        Investor Education segment sales transaction volume ("STV"), a non-GAAP measure, represents sales transactions generated in each period before the impact of recognition of deferred revenue from prior periods, for services performed in the current period, and the deferral of current period sales for services to be performed in the future. We believe that STV is an important measure of business performance for the Investor Education segment.

        The following table sets forth our total consolidated revenues and segment operating data for the periods presented (in thousands):

	Years Ended December 31,
	2007	2006	2005
Investor Education segment revenue
Workshop	$40,667	$54,903	$47,646
Coaching services	80,387	89,034	69,124
Home study/Online courses	56,706	68,046	27,732
Webtime renewals	30,632	33,243	25,941
Other revenue	2,263	7,576	5,727

Total Investor Education sales transaction volume ("STV")	210,655	252,802	176,170
Change in deferred revenue	(3,528)	(82,472)	(37,549)

Investor Education segment revenue	207,127	170,330	138,621

Brokerage Services segment revenue
Commissions	67,734	—	—
Interest and dividends	20,961	—	—
Other & brokerage related revenue	22,187	—	—

Brokerage Services segment revenue	110,882

Total Consolidated Revenue	$318,009	$170,330	$138,621

Cost of Revenue
(in thousands)

Cost of Revenue	2007	% of STV	% of Revenue	2006	% of STV	% of Revenue	2005	% of STV	% of Revenue
Partner Commissions	$33,468	10%	10%	$48,477	19%	29%	$30,688	17%	22%
Payroll cost	40,234	13%	13%	39,838	16%	23%	32,858	19%	24%
Brokerage, clearing and other related fees	17,361	5%	5%	—	—	—	—	—	—
Depreciation and amortization	15,572	5%	5%	2,278	1%	1%	1,534	1%	1%
Other	36,876	12%	12%	30,677	12%	18%	27,081	15%	20%

Cost of Revenue	$143,511	45%	45%	$121,270	48%	71%	$92,161	52%	67%

Selling Expense
(in thousands)

	2007	% of Revenue	2006	% of Revenue	2005	% of Revenue
Marketing	$53,211	16%	$38,109	23%	$26,510	19%
Payroll	8,522	3%	5,781	3%	4,512	3%
Other	9,127	3%	9,057	5%	6,310	5%

Total selling expense	$70,860	22%	$52,947	31%	$37,332	27%

General and Administrative Expense
(in thousands)

	2007	% of Revenue	2006	% of Revenue	2005	% of Revenue
Payroll	$38,554	12%	$15,318	9%	$12,723	9%
Other	31,020	10%	17,328	10%	11,552	8%

Total G&A expense	$69,574	22%	$32,646	19%	$24,275	17%

Operating Data

        The following table sets forth certain statistical data for each segment of the Company for the periods presented below:

	Years Ended December 31,
	2007	2006	2005
Investor Education segment operating data:
Initial Education Sales Transaction Volume %(1)	14%	15%	15%
Continuing Education Sales Transaction Volume %(2)	86%	85%	85%
Total Paid Graduates(3)	43,090	45,060	43,780
Active Subscribers(4)	102,800	85,400	68,000
Brokerage Service segment operating data:(5)
Trading days	219
New retail accounts opened(6)	67,975
New funded retail accounts	34,675
Period-end funded retail accounts	57,775
Retail Daily Average Revenue Trades ("DARTs")(7)	28,800
Active trader DARTs(8)	23,800

Total DARTs	52,600
Total trades	11,482,000
Ending client assets ($MM)	$2,580
Average client equity/retail account	44,600
Retail commission per trade	9.44

(1)
Initial education revenues consist of the sales to students at the initial workshops and sales to new students via our telesales groups. Once the student completes this initial education, which consists primarily of the Foundation Course and the Forex Course, they are considered a graduate.

(2)
Continuing education revenues consist of sales of advanced products and services sold to graduates.

(3)
Total graduates include customers who purchased the Foundation Course and/or the Forex Course as a result of direct or indirect marketing efforts.

(4)
Active subscribers are those customers who have an active subscription to Investools Online, Investools FX Online or Prophet.net as of the end of the period.

(5)
Brokerage Services information is included in operating data from the merger date.

(6)
Accounts opened represent accounts that have initiated the application process with the intent to fund.

(7)
Retails DARTs are trades executed using the retail thinkorswim platform.

(8)
Active Trader DARTs are trades executed using an active trader platform such as thinkpipes.

Revenue

        Revenue from our Investor Education segment is derived from: (i) the initial education sales of our products and services as a result of marketing efforts from the Company or one of its marketing partners across multiple marketing channels which include, but are not limited to, television, online banner, paid and organic search, print, direct mail, radio and email direct marketing campaigns which drive customers to either a free preview of investor education products offered at locations near the prospect or the opportunity to speak with a telesales representative about the products offered; and (ii) the continuing education sales of products and services to graduates as a result of continued interaction with us in workshops, periodic email and direct mail communications and through access to coaches and instructors.

        Our primary source of revenue for the Brokerage Services segment is commissions earned from our brokerage activities, which are driven largely by our customer's trading activities. The Company derives commission revenues from customer transactions in options, stock, mutual funds, fixed income securities, spot forex and futures. Commission revenues and related brokerage and clearing related costs are recognized on a trade-date basis. Interest revenue and fees consists primarily of income generated by customer cash and money market funds held by our clearing broker, net of interest paid to customers on their credit balances and charged to customers on margin balances. Interest income is recorded when earned. The Company receives payment for order flow from exchanges, forex dealers and liquidity providers where its customers' orders are routed. Payment for order flow is accrued when earned based on the respective trades generating such payments.

Operating Expenses

        The largest components of cost of revenue include investor education solicitation and fulfillment costs, which include employee sales commissions, partner commissions, travel and venue expenditures and credit card fees paid in connection with education sales. These costs are expensed as incurred at the inception of the sales transaction and are therefore recorded in the period of sale, not as the revenue is recognized. Employee compensation and benefits include salaries, bonuses, and related benefit costs for employees in both segments. Brokerage, clearing and other related fees include fees to clearing organizations, exchanges, third-party broker dealers and independent registered representatives.

        The largest component of selling expense is the marketing costs across multiple marketing channels which include, but are not limited to, television, online banners, paid and organic search, print, direct mail, radio and email direct marketing campaigns. These marketing efforts drive customers to either a free preview of investor education products offered at nearby locations, to purchase online and/or the opportunity to speak with a telesales representative about the products offered. Advertising costs are expensed as incurred, except for production costs, which are expensed when the first broadcast airs. Payroll costs included in selling expenses relate to the salaries, commissions and associated employee benefit costs paid to certain employees for customer acquisition, at our live education events or via our telesales groups.

        The largest component of general and administrative expenses is the salary, bonus and related benefit costs for employees in both segments. Lease expenses on office space, professional fees, technology, licensing, hosting, depreciation expenses related to the deployment of internal system and general travel and other miscellaneous expenses are also included in general and administrative expenses.

Year Ended December 31, 2007 versus Year Ended December 31, 2006 thinkorswim operations are included in the Consolidated Financial Statements from the merger date of February 15, 2007 through December 31, 2007.

Consolidated Revenue

        Revenue increased by $147.7 million for the year ended December 31, 2007, when compared to the prior year, of which $110.9 million of the increase resulted from the acquisition of thinkorswim. The increase is also attributable to continued fulfillment of a growing base of deferred revenue related to education products and services sold in current and prior periods.

Investor Education Segment

        Investor Education Sales Transaction Volume decreased approximately 16 percent on a year over year basis. The decrease was attributed to a number of factors, including an over 35 percent decrease in the number of graduates from our partner marketed channels, mostly attributed to the loss of one of our partners (NET Marketing Alliance) during the year. The Company implemented a 45 percent price reduction, on a year over year basis, for the initial education product, resulting in an over 45 percent volume increase in Investools marketed graduates. The decline in partner marketed graduates was mostly offset by this increase in the number of Investools marketed graduates. The decrease in leads from our partner marketed channels was also partially offset by an improvement in sales effectiveness and the sales mix of our advanced products. In addition, the Company introduced a 6 month $199 per month subscription for the initial education course. The lower priced initial education products led to the increased volume of graduates available for continuing education product offerings and brokerage services.

Brokerage Services Segment

        The Company entered into the Brokerage Services segment on February 15, 2007 with the merger with thinkorswim. During the ten and a half months included in the Consolidated Financial Statements of the Company, the Brokerage Services segment had approximately $110.9 million of revenue. Commission revenue, which made up $67.7 million was primarily a result of the commissions earned on the trading activity of the 57,775 retail funded accounts that existed at year end. Those accounts had daily average revenue trades of 28,800 during this period. Interest income is primarily earned from our clearing firm based on a negotiated rate that takes into account interest earned by our clearing firm on customer credit cash balances and charges to customers on margin balances. At year end, the average client balance was $44,600, of which a portion was held in cash. The Company also earned payment for order flow on trades made during the year. Total trades were 11,482,000 during the ten and a half months included in the accompanying Consolidated Financial Statements.

Change in Deferred Revenue

        Change in deferred revenue decreased $78.9 million for the year ended December 31, 2007, when compared to the prior year. The change in deferred revenue is made up of two components. Additions to deferred revenue include current period sales of products and services that have a future fulfillment date, which include coaching services, workshops, online courses and website subscription renewals. Bundled sales including deferred revenue components are added to deferred revenue and revenue is recognized as services to the student are rendered. Recognition of previously deferred revenue includes revenue recognized over either (1) the passage of time for subscription based products such as toolbox or online courses or (2) based on fulfillment of products or services for coaching and workshops. The primary reason for the decrease was the combination of products and services sold during the current year, as well as the mix of products that existed in our deferred revenue liability account, as well as a decrease in sales transaction volume during the year.

Cost of Revenues

        Overall cost of revenue increased during the year ended December 31, 2007 compared to the year ago period by $22.2 million primarily related to the merger with thinkorswim. As a percentage of STV, cost of revenues decreased during the year ended December 31, 2007 compared to the same period in

2006 as the results include partial period operations for the merged entity which have lower cost of revenues as a percentage of STV.

        Partner commissions, which relate solely to the Investor Education segment, decreased $15.0 million from 2006 amounts, due to a change in the mix of STV generated through partnership channels. This is partially due to the loss of a marketing partner during the year and reflective of the decreased number of partner marketed graduates compared to the same period in 2006.

        Payroll costs include employee commissions based on a percentage of sales achieved from our Investor Education events or telesales groups, certain fixed wages related to the brokerage trade desk and education coaching services and the associated employee benefit costs. Payroll costs, which increased by $0.4 million when compared to the same period in 2006, were impacted by incremental costs associated with thinkorswim, not included in previous year amounts. Additionally, certain Investor Education fulfillment costs declined as a result of the continued transition to online coaching formats that provide efficiencies as we service more students.

        Brokerage, clearing and other related fees, which totaled $17.4 million for fiscal year 2007, relate solely to the Brokerage Services segment and include fees to clearing organizations, exchanges, third-party broker dealers and independent registered representatives. As a result of the merger with thinkorswim, the current year period includes operations for the merged entity which was not included in prior year amounts.

        Depreciation and amortization increased $13.3 million during 2007, when compared to the prior year primarily due to amortization of intangibles and other assets related to the thinkorswim merger.

        Other cost of revenue is primarily comprised of amounts directly related to sales transaction volume including travel expenditures, venue costs, material costs and credit card fees. In addition, data and quotation service costs related to the brokerage segment are also included in other cost of revenue and are incremental on a comparable year over year basis given the merger with thinkorswim. Travel and venue were impacted by incremental costs associated with the Investools investor conference of $2.8 million and higher costs to fulfill workshops held compared to 2006 given we held more workshops in higher priced markets. This increase was partially offset by efforts to fulfill more products and services online along with fewer partner events in the current year.

Selling Expense

        Total selling expense increased during the year ended December 31, 2007 by approximately $17.9 million, primarily due to an increase in marketing expense for the acquisition of new graduates in the Investor Education segment and due to incremental costs associated with the merger of thinkorswim.

        Marketing costs increased $15.1 million for the year ended December 31, 2007 when compared to the same period in 2006, primarily due to increased spending related to our Investools branded events, which are marketed via various media channels including television, online, print and radio. In addition, we increased national advertising spending in both our television and online channels which resulted in increased traffic to www.investools.com.

        During the year ended December 31, 2007, payroll costs increased primarily as a result of the incremental payroll costs associated with the education group within thinkorswim, known as OptionPlanet. The costs associated with delivering the OptionPlanet courses are included in selling expense from the date of the merger.

General and Administrative

        General and administrative expenses increased $37.0 million for the year ended December 31, 2007 when compared to the same period in 2006. The increase was primarily attributed to the inclusion of general and administrative expenses associated with thinkorswim from the merger date, which includes payroll, retention bonus accruals and other general and administrative expenses. thinkorswim general and administrative expenses were not included in the prior year amounts. In addition, we incurred an $8.5 million increase in compensation expenses during the year relating to the modification of an option agreement in connection with the merger with thinkorswim. During the current year, the Company has also experienced an increase in technology, licensing and hosting expenses as well as depreciation expenses related to the current year deployment of internal systems.

Income (Loss) from Operations

        The Investor Education segment operating margin improved by $34.3 million on a year over year basis. The decline in loss from operations is mostly attributed to a $36.8 million increase in revenue fulfilled and recognized during the year with only a slight increase in the level of operating expenses in the business. The Brokerage Services segment had operating margin of $42.6 million from the merger date through fiscal year end.

Interest Income

        Interest income for the year ended December 31, 2007 decreased by $0.8 million due to lower balances of cash, cash equivalents and marketable securities maintained during 2007 as compared to amounts maintained during 2006. The decrease in the balances was a result of the merger with thinkorswim, given the Company paid for a portion of the merger consideration in cash.

Interest Expense

        Interest expense for the year ended December 31, 2007 increased by $11.0 million over the same period for 2006, due to the interest recognized on notes payable incurred as a result of the thinkorswim merger.

Income Taxes

        During the year ended December 31, 2007 income tax expense of approximately $1.2 million was recorded due to the utilization of a portion of net operating losses associated with a prior acquisition. Because there was a valuation allowance established in purchase accounting, subsequent usage of net operating losses in fiscal year 2007 resulted in a decrease to goodwill and an offsetting increase in income tax expense.

Year Ended December 31, 2006 versus Year Ended December 31, 2005

Revenue

        Revenue increased by $31.7 million for the year ended December 31, 2006, when compared to the prior year. The majority of the increase resulted from an increased number of graduates acquired during the year. The increase in graduates was primarily due to an increased number of preview events, improved rates of customer response, and improved sales efforts. We also increased our internal sales force and received more sales leads, due to the increased volume of events. The increase is also attributable to improved sales percentages, sales mix of continuing education products, partner pricing initiatives and sales performance results from workshops and telesales teams. In addition, during 2006, the Company recorded sales related to the Investools investor conference held in the first quarter of 2006. There was no investor conference held during 2005.

        In addition, during 2006, the Company introduced online courses as a replacement to the hardcopy course materials that were previously distributed to graduates. This change impacted the corresponding revenue recognition, given the Company ceased delivering hard copy course manuals which were recognized upon delivery, and began the fulfillment of education via online courses which are deferred and recognized over the estimated life of the subscription.

Change in Deferred Revenue

        Change in deferred revenue increased $44.9 million for the year ended December 31, 2006, when compared to the prior year. This was due to the combination of products and services sold during the current year, as well as the mix of products that existed in our deferred revenue liability account. The change in deferred revenue is made up of two components. The increase was a result of increased sales of continuing education products, which include coaching sessions, advanced workshops and webtime subscription renewals. During 2005, the Company introduced the online delivery format for all of its education courses. Sales of online courses are deferred for recognition over the estimated life of the customer relationship, and results in higher deferred revenue balances. The online courses augment live workshops which are recognized upon attendance. The introduction of online courses increases the proportion of current period sales deferred to future periods, given the length of time over which the online courses are available to students.

        The Investor Education segment defers a significant portion of revenues associated with subscription and continuing education products to future periods and recognizes the revenue as services are rendered. We generally recognize costs as they are incurred. These costs consist of solicitation and fulfillment costs, which include employee sales commissions, partner commissions, credit card fees, and materials. Since the majority of these costs are incurred at the inception of the education sales transaction, and not as the revenue is recognized, the analysis in the table above is a tool for analyzing these costs as the ratios are also calculated as a percentage of STV generated in each period. Refer to the Revenue section above for a further description of STV. Each of the cost components as a percent of STV in the table above is a non-GAAP financial measure, which management believes provides useful information for the Investor Education segment as it compares the cost of generating sales with the sales recorded in a period. See the consolidated revenue table for the reconciliation of STV to revenue.

        Approximately 51 percent of deferred revenue amounts relate to website subscriptions and online courses for which the remaining fulfillment cost represents an allocation of website costs, which are substantially fixed in nature at current subscriber levels. Another 21 percent of the deferred revenue amounts relate to online and telephonic coaching services, of which the remaining fulfillment cost represents labor costs of approximately 10 to 15 percent of related coaching service revenue. The balance of deferred revenue corresponds to additional workshops and workshop certificates for our advanced product sales, for which the remaining fulfillment cost represents the incremental costs of the workshop attendee.

        Costs associated with the Brokerage Services segment are illustrated as a percentage of revenue and STV for ease of presentation. The majority of cost drivers within the brokerage business key off of revenue, and therefore should be analyzed in that manner.

Cost of Revenues

        Cost of revenues as a percentage of STV decreased for the year ended December 31, 2006 when compared to the same period in 2005. While the dollar amounts of each of the components increased along with the growth in the number of workshops and events conducted for the year ended December 31, 2006, when compared to 2005, we experienced a decrease as a percentage of STV in payroll costs and other cost of revenues.

        Partner commissions as a percent of STV increased, and consist of amounts paid to co-branding and co-marketing partners based on sales achieved through these channels. The primary reason for the increase in the amount of partner commissions as a percentage of STV was due to various modifications to agreements with existing partners, the establishment of new partnerships, as well as the change in the mix of STV generated through co-marketing channels.

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

        Other cost of revenue consists of amounts directly related to sales transaction volume including material costs, credit card fees, travel expenditures, venue costs, material costs and other costs. Reasons for the decrease in other costs as a percentage of STV were due to a decrease in inventory costs resulting from the transition to online courses that do not have significant material costs and a decrease in travel and venue costs related to fulfillment of workshops, partially offset by the costs associated with the Investools Investor Conference held in the first quarter 2006. No comparable event was held in 2005.

Selling Expense

        Total selling expenses increased during the year ended December 31, 2006 by approximately $15.6 million, primarily due to an increase in marketing expense related to the Company's ongoing emphasis on Investools marketed events advertised online and through direct response television (DRTV) presentations. The Company increased the Investools marketed graduates by 56 percent for the year ended December 31, 2006, based on this increased marketing spend. These marketing channels proved effective, and as a result we reduced spending on direct mail and traditional radio, newspaper, and TV ads by approximately two-thirds. Other selling expenses also increased due to a higher number of preview events held during 2006, which resulted in an increase in preview registrations. Expenses for 2006 also increased as a result of the investor conference held in Las Vegas, an event not held during 2005.

General and Administrative

        General and administrative expenses increased 35 percent during the year ended December 31, 2006 as compared to the year ended December 31, 2005. Payroll expense included in general and administrative expenses remained relatively flat as a percentage of revenue compared to 2005, although increased in dollar amount due mostly to increased staffing in the areas of technology and administration. This increase relates to the system implementation and toolbox development efforts that were underway during the year ended December 31, 2006. In addition, we also experienced an increase in professional fees related to our system implementation and legal fees related to litigation and compliance efforts, and an increase in compensation for stock options issued.

Special Charges
(in thousands)

	Years Ended December 31,
	2007	2006	2005
Severance costs	$165	$746	$77
Litigation settlement charges	1,130	5,448	—
Impairment of internal use software	—	1,414	1,000

Total	$1,295	$7,608	$1,077

        We recorded severance costs associated with the involuntary termination of 15, 18, and 12 employees for the years ended December 31, 2007, 2006 and 2005, respectively. The costs were not strictly proportionate to the number of employees, because there were different severance packages involved in the various termination situations.

        During 2007 and 2006, we established liabilities for certain legal contingencies that became probable and estimable. During 2006 and 2007, we incurred net costs of $1.1 million and $5.4 million during the years ended December 31, 2007 and 2006, respectively. Also during 2006, we completed a review of the existing user interface features component of the ongoing Investor Toolbox development project. As a result of the review, we decided to abandon the user interface component and redevelop

it. Accordingly, we wrote off the capitalized costs of $1.4 million related to the existing user interface component.

        We had earlier also capitalized $1.0 million related to certain projects to enhance our internal use software during the year ended December 31, 2005. Subsequently, we abandoned these projects and the $1.0 million was written-off.

Interest Income

        Interest income for the year ended December 31, 2006 increased by $2.0 million, due to higher balances of cash, cash equivalents and marketable securities maintained during 2006 as compared to amounts maintained during 2005.

Interest Expense

        Interest expense for the year ended December 31, 2006 remained flat when compared to the year ended December 31, 2005.

Income Taxes

        In 2006, an income tax benefit of approximately $1.0 million was recorded for receipt of an income tax refund. No similar refund was recorded during fiscal year 2005.

Concentration Risk

        During the years ended December 31, 2007, 2006, and 2005, we accessed approximately 43 percent, 56 percent, and 69 percent, respectively, of our STV for the Investor Education segment through co-marketing (Success Magazine and NET Marketing Alliance) and, prior to June 2005, co-branding (CNBC and BusinessWeek) relationships. Effective August 2007, we ceased our relationship with NET Marketing Alliance as a co-marketing partner. We do not expect this to have a material impact on long term operations. We are constantly pursuing new student acquisition channels and believe business from new and existing channels would eventually replace such lost volumes if they were to occur. There can be no assurance that we would be successful in establishing new channels.

        Credit risk is the amount of loss we would incur if a counterparty failed to perform its obligations under contractual terms. Substantially all of the clearing and depository operations of the Brokerage Services segment are performed by its clearing brokers on a fully disclosed basis pursuant to a clearance agreement.

        In the normal course of business, our clearing brokers make margin loans to our customers which are collateralized by customer securities. In permitting the customers to purchase securities on margin, the clearing broker is exposed to the risk of a market decline that could reduce the value of the collateral held below the customers' indebtedness before the collateral can be sold which could result in losses to the clearing broker. Our agreement with the clearing brokers require us to reimburse the clearing brokers for any losses incurred related to customers introduced by us. Our exposure to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets and regulatory changes. We seek to control the risk associated with customer activities by making credit inquiries when establishing customer relationships and by monitoring customer trading activity.

Liquidity

Cash Flows

        At December 31, 2007, our principal sources of liquidity consisted of $63.1 million of cash and cash equivalents and marketable securities, as compared to $75.1 million of cash and cash equivalents and marketable securities at December 31, 2006. Subsequent to December 31, 2006, we used $45.0 million as part of the purchase price of the thinkorswim merger.

        Net cash provided by operating activities was $53.1 million for the year ended December 31, 2007, compared to $56.2 million for the year ended December 31, 2006. The primary reason for the decrease in operating cash flows was a decrease of $78.9 million in the change in deferred revenue. This decrease was partially offset by a $63.2 million increase in net income.

        At December 31, 2007, net working capital decreased by $18.4 million to $37.6 million, compared to $56.0 million at December 31, 2006, after excluding the change in the current portion of deferred revenue, which is substantially a non-cash liability. The decrease in net working capital was partially due to a decrease in marketable securities in 2007 compared to 2006. In addition, we have the current portion of our notes payable recorded as of December 31, 2007, in which there was no comparable liability as of December 31, 2006.

        We invest our excess cash balances in government agency securities that earned approximately a 5 percent average rate of interest during the year. At December 31, 2007, we had invested in securities with a fair value of $1.5 million, compared to $22.1 million at December 31, 2006. During the year ended December 31, 2007, investments matured which provided $20.6 million in proceeds, as compared to $18.2 million in proceeds provided from the maturity of investments during 2006. We did not purchase any additional securities during the year ended December 31, 2007, compared to $23.4 million in additional securities purchased during 2006. Most of the Company's marketable securities outstanding as of December 31, 2006, were converted into cash in connection with the February 15, 2007 close of the merger with thinkorswim. The balance in marketable securities as of December 31, 2007 consisted of two investments, which were both redeemed in February 2008.

        In June 2004, the board of directors authorized a stock repurchase program under which we can repurchase up to 3.5 million shares of our common stock over a two-year period. In June 2006, the Board of Directors extended the program for an additional two years. There were no repurchases of stock during 2007. During May 2006, we repurchased 160,000 shares for $1.4 million under the terms of the program and during 2005, we repurchased 343,400 shares for a cost of $1.4 million. As of December 31, 2007, a total of 1.6 million shares had been repurchased for a total cumulative cost of $5.0 million.

        During 2007 and 2006, we added $0.1 million and $0.2 million, respectively, in equipment financed with capital leases. We expect to continue to use our liquid assets to invest in our infrastructure and fund our operations.

Credit Agreement with JPMorgan

        In connection with the merger with thinkorswim (see Note 3), on February 15, 2007 the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A. ("JPMorgan"), as administrative agent, and with other lenders from time to time parties thereto.

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

        Loans under the term loan A facility bear interest, at the borrower's option, initially, at (1) a rate equal to the London interbank offered rate (with adjustments for statutory reserve requirements), or

LIBOR, plus an applicable margin or (2) a rate equal to the higher of (a) the prime rate of JPMorgan and (b) the federal funds effective rate plus 0.50 percent (the "ABR"), plus an applicable margin. After the delivery by the borrower to the administrative agent of the borrower's financial statements for the second full fiscal quarter completed after the closing date, the applicable margins for borrowings under the term loan A facility and the revolving credit facility were reduced subject to a leverage-based pricing grid. Loans under the term B facility bear interest at fixed rates of (1) ABR plus 2.25 percent per annum in the case of ABR loans, or (2) LIBOR plus 3.25 percent per annum in the case of LIBOR loans.

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

        The Credit Agreement also calls for prepayment of loan facilities if certain conditions are met. This prepayment requirement commences with the fiscal year ended December 31, 2007, and is calculated as an amount equal to 50% of "excess cash flow" for each fiscal year. Excess cash flow is defined within the Credit Agreement as consolidated net income plus certain non-cash items and decreases in net working capital; minus capital expenditures and decreases, changes in deferred revenue and various changes in other balance sheet accounts. If applicable, the annual prepayment is due within 90 days of each fiscal year end. The Company did not meet the requirements to make a prepayment under this provision for the fiscal year ended December 31, 2007.

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

Summary

        We expect that our current cash, cash equivalents and marketable securities balances, credit amounts available through JPMorgan, along with our cash flows from operations, will be sufficient to meet our working capital and other capital requirements for the foreseeable future. We anticipate allocating our cash resources among three primary areas: internal growth strategies, additional acquisition opportunities, and the continuing buyback of our common stock.

Contractual Obligations and Commercial Commitments

        We have various financial obligations and commitments in the ordinary course of conducting business. We have contractual obligations requiring future cash payments under existing contractual arrangements, such as management and consulting agreements.

        The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2007 (in thousands):

Payments due by period	Capital leases(1)	Operating leases(2)	Data & communication purchase agreements(3)	Notes Payable(4)	Management employment agreements(5)	Total contractual obligations
2008	$247	$1,656	$3,002	$17,500	$1,987	$24,392
1-3 Years	350	2,735	668	35,000	2,756	41,509
Thereafter	—	921	—	65,000	—	65,921

Total Payments	597	$5,312	$3,670	$117,500	$4,743	$131,822

Less: Amount representing interest (8.0%)	55

Present value of lease payments	542
Less: Current portion	212

Long-term portion	$330

(1)
Our capital leases include telecommunications equipment. The agreements terminate in 2010.

(2)
Our operating leases include office space and operating facilities. The agreements have termination dates from 2008 until 2012.

(3)
We have supply contracts with various vendors of financial data and communications services providing for minimum monthly commitments. These contracts have termination dates from 2008 to 2009.

(4)
In connection with the note payable outstanding as of December 31, 2007, the interest rate on the term A facility of $42.5 million was 6.84 percent and on the term B facility of $75.0 million was 8.09 percent. Rates are subject to change. The Credit Agreement requires that we enter into, and for a period of not less than three years, beginning March 30, 2007, maintain in effect, one or more hedging agreements, the effect of which is to fix or cap the interest rates applicable to at least 50 percent of the loan amounts. The interest amounts, adjusted for the market value of any hedging agreements, are not included in the table above. At the current interest rates, estimated interest paid would be approximately $27.8 million over the remaining life of the notes payable, without adjustment for the market value of any hedging agreements.

(5)
We have entered into agreements with certain senior executives that require us to make cash payments over contractual periods. The amounts in the table above relate to obligations owing at December 31, 2008. During February 2007, we renewed the employment contracts of three senior executives over two and three-year terms.

Critical Accounting Policies

        Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon the Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

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

        We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in income Taxes—an interpretation of FASB Statement No. 109", on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Valuation of Long-Lived Assets, Including Goodwill

        We review annually or more often if events or circumstances indicate a potential impairment exists, goodwill and indefinite lived intangibles for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." We completed our annual impairment review during the fourth quarter of 2007. We did not identify any impairment to our goodwill or indefinite lived intangibles as a result of this review.

        We review long-lived assets, including certain amortizable identifiable intangibles, for impairment whenever events or changes in circumstances indicate that we will not be able to recover the asset's carrying amount in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

Revenue Recognition

Investor Education Segment

        We recognize revenue in accordance with SAB No. 104, "Revenue Recognition," and EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Revenue is not recognized until it is realized or realizable and earned. The criteria to meet this guideline are: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

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

Brokerage Services Segment

        The types of revenues associated with thinkorswim include brokerage commissions, interest rebates and other brokerage related revenue. Revenues for commissions and other brokerage related are recorded on a trade date basis. Interest rebate revenues are recorded when earned.

Accounting for Stock-Based Compensation

        In 2003, we adopted the fair value expense recognition method available under SFAS No. 123, "Accounting for Stock-Based Compensation""("SFAS 123"). Effective January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)") utilizing the modified prospective approach. Under this approach we recognize compensation expense for all share-based payments granted on or after January 1, 2006, and those granted prior to but not yet vested as of January 1, 2006, according to the provisions of SFAS 123(R). We recognize stock-based compensation net of estimated forfeiture rates and record compensation expense for those shares expected to vest over the service period of the award using a straight-line method.

        We estimate the value of share-based payments on the date of grant using the Black-Scholes pricing model. The fair value calculation of share-based payment awards includes the use of subjective assumptions, including the expected term, stock price volatility and risk-free interest rate. We use the simplified method for determining the expected term of options granted with exercise prices equal to the fair market value of the stock on the grant date. For options with exercise prices higher than fair market value on the grant date, the expected term represents the period of time the options are expected to be outstanding, given the anticipated behavior of different groups of grantees. The expected volatility is based on a blend of the historical volatility of our stock price and the stock price of one of our industry peers. The risk-free interest rate is based on the yield curve of U.S. Treasury securities for a period consistent with the expected life of the share-based award at the time of grant. These assumptions represent management's best estimates, however, such estimates involve inherent uncertainties. If factors change and we utilize different assumptions in the future, our stock based compensation expense could be significantly different.

Recently Issued Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Subsequently, the FASB provided for a one-year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair-value in the Consolidated Financial Statements on a non-recurring basis. We are currently evaluating the impact of adopting the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis. The Company does not expect this guidance for financial assets and liabilities to have a material impact on its results of operations or financial position.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007.

The Company does not expect this guidance to have a material impact on its results of operations or financial position.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations". This standard establishes that an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This standard also defines how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and updates certain disclosure requirements for business combinations. This standard applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51". This standard establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard is effective for fiscal years beginning on or after December 15, 2008.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates or market prices. We are subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of our credit agreement with JPMorgan Chase Bank, investment activities that generally bear interest at variable rates, and net interest spread earned through our subsidiary, thinkorswim, Inc. We do not hold any market risk sensitive instruments for proprietary trading purposes.

        As an introducing broker, our subsidiary, thinkorswim, Inc., is the guarantor on margin credit and leverage extended to customers by our outsourced clearing firm, subject to various regulatory and clearing firm margin requirements. Margin credit is collateralized by cash and securities in the customers' accounts. Leverage involves securing a large potential future obligation with a proportional amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. We are also exposed to credit risk when customers execute transactions, such as short sales of options and equities that can expose them to risk beyond their invested capital. Our clearing firm's account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. thinkorswim, Inc. monitors required margin levels on an intra-day basis and pursuant to such guidelines, requires customers to deposit additional collateral, or to reduce positions, when necessary.

        In connection with the merger with thinkorswim on February 15, 2007, we entered into a credit agreement with JPMorgan Chase Bank wherein we were provided a senior secured variable rate term loan of $125 million to fund a portion of the cash purchase price. On March 30, 2007, we entered into an interest rate swap that fixed approximately half of the loan facility (see Note 7 for more details regarding the nature of the credit facility and the rate structure). Based on this outstanding debt obligation, a 100 basis point increase in interest rates would have increased our annual interest expense and related cash payments by approximately $0.6 million; a decrease of 1.0% in interest rates would decrease our annualized interest expense and related cash payments by approximately $0.6 million. Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods.

        thinkorswim, Inc. earns a net interest spread from our outsourced clearing firm on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances. The profitability of our margin lending activities depends to a great extent on the difference between interest income earned on margin loans and investments of customer cash and the interest expense paid on customer cash balances and borrowings through our clearing firms. Based on our interest income during the year-ended December 31, 2007, a 1.0% decline in interest rates would have resulted in a $1.3 million decline in interest income. Further, a 1.0% increase in interest rates would have resulted in a $2.4 million increase in interest income.

        We have invested excess cash in marketable securities that are subject to interest rate risk, which is not considered to be material to us. Based on our average holdings of marketable securities during the year ended December 31, 2007 a 1.0% change in average interest rates would have impacted our pre-tax net income or loss for the year by $120,000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements are filed pursuant to Item 15(a)1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Controls and Procedures

        We have established and maintained disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") designed to ensure that information required to be disclosed in the reports that it files or submits pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures.

        Our Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent or detect all errors and fraud. Disclosure controls and procedures, no matter how well designed, operated and managed, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Because of the inherent limitations of disclosure controls and procedures, no evaluation of such disclosure controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Disclosure Controls and Procedures

Management's Annual Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations.

        We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2007. This assessment was based on criteria established in the framework

Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        The Company's independent registered public accounting firm, KPMG LLP, has issued an audit report on our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

        As previously noted in the Company's Annual Report on Form 10-K, as of December 31, 2006, and Quarterly Reports on Form 10-Q and Form 10-Q/A, for the quarterly periods in 2007, we noted a material weakness related to the following areas: revenue recognition systems and processes and financial reporting over the preparation of the statement of cash flows. In addition to the new financial system implementation completed during the year, we implemented additional internal controls surrounding the systematic and manual processes involved in the recognition of revenue. The controls spanned the order entry and revenue recognition process. Throughout the remainder of 2007, we tested the internal controls in the newly upgraded environment and have concluded that they are effective to ensure the accuracy of our revenue recognition. We have also enhanced our internal control over financial reporting with regard to the preparation of the statement of cash flows by having, among other controls, multiple levels of review.

        We have monitored the operating effectiveness of these controls during 2007 and have determined the material weakness was remediated at December 31, 2007.

        There were no changes in our internal control over financial reporting, other than described above, during the period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Scope of Management's Evaluation and Report on Internal Control over Financial Reporting

        The Company acquired thinkorswim Group, Inc. and MyTrade, Inc. during 2007. The acquired assets related to these acquisitions totaled $423.5 million as of December 31, 2007 and represented $110.9 million of revenues for 2007. The Company did not conduct an assessment of the effectiveness of internal control over financial reporting for these entities as permitted by the rules and regulations of the SEC.

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Investools Inc.:

        We have audited Investools Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Investools Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Investools Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        Investools Inc. acquired thinkorswim Group, Inc. and MyTrade, Inc. during 2007, and management excluded from its assessment of the effectiveness of Investools Inc.'s internal control over financial reporting as of December 31, 2007, thinkorswim Group, Inc.'s and MyTrade, Inc.'s internal control over financial reporting associated with total assets of $423,457,000 and total revenues of $110,882,000 included in the consolidated financial statements of Investools Inc. and subsidiaries as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of Investools Inc. also excluded an evaluation of the internal control over financial reporting of thinkorswim Group, Inc. and MyTrade, Inc.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Investools Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 17, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Salt Lake City, Utah
March 17, 2008

PART III

        In accordance with paragraph (3) of General Instruction G to Form 10-K, Part III of this Report is omitted because we will file a definitive proxy statement involving the election of directors with the Securities and Exchange Commission not later than 120 days after the close of the fiscal year pursuant to Regulation 14A.

        The information required to be furnished pursuant to Items 10, 11, 12, 13, and 14 is incorporated by reference from portions of such proxy statement under "Nominees for Director", "Organization of the Board of Directors", "Meetings and Committees of the Board of Directors", "Executive Officers", "Compensation Discussion and Analysis", "Report of the Compensation Committee", "Summary Compensation Table", "Grants of Plan-Based Awards", "Outstanding Equity Awards at Fiscal Year-End", "Option Exercises and Stock Vested", "Potential Payments Upon Termination or Change in Control", "Director Compensation", "Compensation Committee Interlocks and Insider Participation", "Section 16(a) Beneficial Ownership Reporting Compliance", "Code of Business Conduct and Ethics", "Security Ownership of Certain Beneficial Owners and Management", "Certain Relationships and Related Transactions and Principal Accounting Fees and Services"; provided that the information under "Report of the Compensation Committee", shall not be deemed filed for purposes of Section 18 of the Securities and Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933. See also "Equity Compensation Plan Information" under Item 5 of this Form 10-K, which is incorporated herein to this Part III of Form 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS

        The following documents are filed as part of this Annual Report on Form 10-K:

Consolidated Financial Statements

        Except for Schedule II—Valuation and Qualifying Accounts and Reserves, all other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or notes thereto.

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
2.3
Agreement and Plan of Merger, dated September 18, 2006, among Investools Inc., thinkorswim Group, Inc. and Atomic Acquisition Corp. (Incorporated by reference from Investools' Current Report on Form 8-K filed on September 20, 2006.)
3.1	Amended and Restated Certificate of Incorporation of Investools Inc. (Included as Annex V to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
3.2	By-laws of Investools Inc. (Included as Annex VI to the joint proxy statement/prospectus filed in Registration No. 333-67454.)
3.3	Certificate of Amendment of the Certificate of Incorporation of Investools Inc. (Incorporated by reference from Investools' Annual Report on Form 10-K filed March 16, 2007.)
10.1	Amended Stock Option Plan of Telescan. (Incorporated by reference from Telescan's Post-Effective Amendment No. 1 to Form S-8 filed February 2, 1994.)(1)
10.2	Amended and Restated 1995 Stock Option Plan of Telescan. (Incorporated by reference from Telescan's Registration Statement on Form S-8 filed November 21, 2000.)(1)

10.3	2000 Stock Option Plan of Telescan. (Incorporated by reference from Telescan's Registration Statement on Form S-8 filed November 21, 2000.)(1)
10.4	Amended 1999 Stock Option Plan of ZiaSun. (Incorporated by reference from ZiaSun's Post-Effective Amendment No. 1 to Form S-8 filed June 14, 2000.)(1)
10.5
Executive Employment Agreement dated January 26, 2005, by and between Investools and Timothy Knight. (Incorporated by reference from Investools' Current Report on Form 8-K filed on February 1, 2005.)(1)
10.6	Transition Agreement dated May 2, 2005, by and between Investools and CNBC, Inc. (Incorporated by reference from Investools' Current Report on Form 8-K filed May 4, 2005.)
10.7	Amendment to Executive Employment Agreement, dated March 3, 2006, between Investools and Timothy Knight. (Incorporated by reference from Investools' Annual Report on Form 10-K filed March 7, 2006.)(1)
10.8	Investools Inc. 2004 Restricted Stock Plan. (Incorporated by reference to Appendix B to Investools' Schedule 14A filed with the SEC on April 29, 2004.)(1)
10.9
Stockholders' Agreement dated as of February 15, 2007. (Incorporated by reference from Exhibit 2 to Schedule 13D filed by Tom Sosnoff with respect to Investools Inc. with the SEC on February 23, 2007.)
10.10
Credit Agreement, dated as of February 13, 2007, among Investools Inc., the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference from Investools' Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007.)
10.11
Amended and Restated Executive Employment Agreement, dated February 15, 2007, between Investools and Lee Barba. (Incorporated by reference from Investools' Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007.)(1)
10.12
Amended and Restated Executive Employment Agreement, dated February 15, 2007, between Investools and Ida Kane. (Incorporated by reference from Investools' Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007.)(1)
10.13
Amended and Restated Executive Employment Agreement, dated February 15, 2007, between Investools and Ainslie J. Simmonds. (Incorporated by reference from Investools' Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007.)(1)
10.14
Executive Employment Agreement, dated February 15, 2007, between Investools and Tom Sosnoff. (Incorporated by reference from Investools' Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007.)(1)
10.15	Option Grant Agreement, dated February 15, 2007, between Investools and Tom Sosnoff. (Incorporated by reference from Investools' Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007.)(1)
10.16
Executive Employment Agreement, dated February 15, 2007, between Investools and Scott Sheridan. (Incorporated by reference from Investools' Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007.)(1)
10.17
Option Grant Agreement, dated February 15, 2007, between Investools and Scott Sheridan. (Incorporated by reference from Investools' Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007.)(1)
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

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Draper, State of Utah, on March 17, 2008.

INVESTOOLS INC.
By:	/s/ LEE K. BARBA Lee K. Barba, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated

Signature	Title	Date

PRINCIPAL EXECUTIVE OFFICER:
/s/ LEE K. BARBA Lee K. Barba	Chief Executive Officer and Chairman of the Board	March 17, 2008
PRINCIPAL FINANCIAL/ACCOUNTING OFFICER:
/s/ IDA K. KANE Ida K. Kane	Chief Financial Officer	March 17, 2008
DIRECTORS:
/s/ F. WARREN MCFARLAN F. Warren McFarlan	Director	March 17, 2008
/s/ LISA POLSKY Lisa Polsky	Director	March 17, 2008
/s/ SCOTT D. SHERIDAN Scott D. Sheridan	Director	March 17, 2008
/s/ TOM SOSNOFF Tom Sosnoff	Director	March 17, 2008
/s/ DOUGLAS T. TANSILL Douglas T. Tansill	Director	March 17, 2008
/s/ HANS VON MEISS Hans von Meiss	Director	March 17, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Investools Inc.:

        We have audited the accompanying consolidated balance sheets of Investools Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Investools Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Investools Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 17, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

KPMG LLP

Salt Lake City, Utah
March 17, 2008

INVESTOOLS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$61,579	$52,923
Marketable securities	1,501	22,141
Accounts receivable, net of allowances of $198 and $74, respectively	11,131	5,885
Receivable from clearing brokers	5,503	—
Deferred tax assets	13,496	—
Other current assets	9,622	10,056

Total current assets	102,832	91,005
Long-term restricted cash	389	377
Goodwill	208,776	18,085
Intangible assets, net of accumulated amortization of $17,330 and $4,154, respectively	132,587	2,936
Software development cost, net of accumulated depreciation of $3,363 and $274, respectively	26,939	12,584
Furniture and equipment, net of accumulated depreciation of $8,726 and $4,790, respectively	8,007	5,253
Deferred tax assets	—	1,162
Other long-term assets	29,800	235

Total assets	$509,330	$131,637

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of deferred revenue	$124,486	$120,919
Other current liabilities	17,825	15,958
Accounts payable	8,896	4,388
Accrued payroll	13,278	4,870
Accrued tax liabilities	7,544	8,212
Deferred tax liability	—	1,390
Current portion of capitalized lease obligations	212	180
Current portion of notes payable	17,500	—

Total current liabilities	189,741	155,917
Long-term portion of deferred revenue	37,384	38,656
Long-term portion of capital lease obligations	330	500
Long-term portion of notes payable	100,000	—
Deferred tax liabilities	18,487	—
Other long-term accrued liabilities	1,493	215

Total liabilities	347,435	195,288
Commitments and contingencies (Note 8)
Stockholders' equity (deficit):
Preferred stock, $0.01 par value; 1,000 shares authorized; no shares issued and outstanding December 31, 2007 and 2006, respectively	—	—
Common stock, $0.01 par value; 100,000 shares authorized; 65,655 and 45,264 shares issued and outstanding at December 31, 2007 and 2006, respectively	656	453
Additional paid-in capital	331,006	128,115
Accumulated other comprehensive income	20	3
Accumulated deficit	(169,787)	(192,222)

Total stockholders' equity (deficit)	161,895	(63,651)

Total liabilities and stockholders' equity (deficit)	$509,330	$131,637

See accompanying notes to these Consolidated Financial Statements.

INVESTOOLS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Revenue	$318,009	$170,330	$138,621
Costs and expenses:
Cost of revenue	143,511	121,270	92,161
Selling expense	70,860	52,947	37,332
General and administrative expense	69,574	32,646	24,275
Special charges	1,295	7,608	1,077

Total costs and expenses	285,240	214,471	154,845

Income (loss) from operations	32,769	(44,141)	(16,224)
Other (expense) income:
Interest expense	(11,059)	(67)	(70)
Interest income	1,868	2,638	681
Other	7	(85)	(15)

Total other (expense) income	(9,184)	2,486	596

Net income (loss) before income taxes and cumulative effect of accounting change	23,585	(41,655)	(15,628)
Income tax provision (benefit)	1,150	(875)	114

Net income (loss) before cumulative effect of accounting change	22,435	(40,780)	(15,742)
Cumulative effect of accounting change	—	48	—

Net income (loss)	$22,435	$(40,732)	$(15,742)

Net income (loss) per Common Share:
Basic	$0.36	$(0.90)	$(0.35)

Diluted	$0.34	$(0.90)	$(0.35)

Weighted average common shares outstanding—basic	62,942	45,042	44,933

Weighted average common shares outstanding—diluted	65,790	45,042	44,933

See accompanying notes to these Consolidated Financial Statements.

INVESTOOLS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

		Common Stock
					Accumulated Other Comprehensive Income (Loss)			Total Stockholder's Equity (Deficit)
	Comprehensive Income (Loss)	Outstanding Shares	Par Value	Additional Paid-In Capital		Deferred Stock Compensation	Accumulated Deficit
Balance, December 31, 2004	$(11,757)	44,966	$449	$129,097	$(32)	$(998)	$(135,748)	$(7,232)

Repurchase of common stock	—	(343)	(3)	(1,391)	—	—	—	(1,394)
Stock issued due to option exercise	—	126	1	136	—	—	—	137
Issuance of restricted stock	—	5	—	16	—	(16)	—	—
Deferred stock compensation	—	—	—	3,304	—	(3,304)	—	—
Amortization of deferred stock compensation	—	—	—	—	—	576	—	576
Net loss	(15,742)	—	—	—	—	—	(15,742)	(15,742)
Unrealized losses on marketable securities, net	(84)	—	—	—	(84)	—	—	(84)

Balance, December 31, 2005	$(15,826)	44,754	$447	$131,162	$(116)	$(3,742)	$(151,490)	$(23,739)

Reclassification of deferred stock compensation upon adoption of SFAS 123(R)	—	—	—	(3,742)	—	3,742	—	—
Repurchase of common stock	—	(160)	(2)	(1,358)	—	—	—	(1,360)
Stock issued due to option exercise	—	670	8	874	—	—	—	882
Stock compensation	—	—	—	1,179	—	—	—	1,179
Net loss	(40,732)	—	—	—	—	—	(40,732)	(40,732)
Reclassification adjustment for recognized losses included in net loss	85	—	—	—	85	—	—	85
Unrealized gain on marketable securities, net	34	—	—	—	34	—	—	34

Balance, December 31, 2006	$(40,613)	45,264	$453	$128,115	$3	$—	$(192,222)	$(63,651)

Stock issued for acquisitions	—	19,250	192	169,362	—	—	—	169,554
Stock issued for settlement of lawsuit	—	206	2	2,760	—	—	—	2,762
Stock issued for brokerage service agreement	—	700	7	10,703	—	—	—	10,710
Restricted stock compensation	—	—	—	1,124	—	—	—	1,124
Issuance of restricted stock	—	8	—	88	—	—	—	88
Stock issued due to option exercise	—	227	2	880	—	—	—	882
Stock compensation	—	—	—	14,424	—	—	—	14,424
Contingent shares in connection with exclusivity rights	—	—	—	3,550	—	—	—	3,550
Net income	22,435	—	—	—	—	—	22,435	22,435
Translation gains	14	—	—	—	14	—	—	14
Unrealized gain on marketable securities	3	—	—	—	3	—	—	3

Balance, December 31, 2007	$22,452	65,655	$656	$331,006	$20	$—	$(169,787)	$161,895

See accompanying notes to these Consolidated Financial Statements.

INVESTOOLS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$22,435	$(40,732)	$(15,742)
Reconciling adjustments:
Depreciation and amortization	19,601	4,924	2,714
Deferred taxes	37	114	114
Stock compensation expense	15,325	1,179	576
Amortization of exclusivity rights	1,172	—	—
Contingent shares in connection with exclusivity rights	3,550	—	—
Amortization of debt issuance costs	1,043	—	—
Decrease in fair value of interest rate swap, included in interest expense	1,478	—	—
Provision for sales return reserve	1,363	1,419	1,882
Provision for lease termination	105	210	—
Provision for bad debt expense	313	19	54
Provision for inventory reserve	2	—	123
Loss (gain) on sale of assets	19	(11)	93
Loss on marketable securities	—	85	—
Impairment of capitalized software development	—	1,414	1,000
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable	(3,641)	(2,551)	(995)
Receivable from clearing brokers	(1,155)	—	—
Restricted cash	—	—	369
Other assets	127	(3,808)	(1,085)
Accounts payable	(7,287)	525	(1,894)
Deferred revenue	2,295	82,374	37,001
Accrued payroll	4,758	1,348	1,266
Other liabilities	(7,750)	8,367	(2,824)
Accrued tax liabilities	(668)	1,346	2,256

Net cash provided by operating activities	53,122	56,222	24,908

Cash flows from investing activities:
Purchases of marketable securities	—	(23,403)	(10,836)
Proceeds from the sale or maturity of marketable securities	20,641	18,214	7,735
Proceeds from the sale of equipment	30	11	40
Payments for capitalized software development costs	(16,357)	(8,115)	(4,498)
Purchases of furniture and equipment	(3,750)	(3,154)	(4,325)
Cash held in escrow	(8,298)	—	—
Deferred acquisition costs	—	(2,398)	—
Cash paid in business acquisitions, net of cash received	(150,387)	—	(7,777)

Net cash used in investing activities	(158,121)	(18,845)	(19,661)

Cash flows from financing activities:
Payment on capital leases	(190)	(153)	(66)
Payments on note payable	(7,500)	—	—
Changes in restricted cash	(12)	4,711	(3,194)
Proceeds from note payable	125,000	—	—
Payment of debt issuance costs	(4,539)	—	—
Repurchase of stock	—	(1,360)	(1,394)
Proceeds from exercise of stock options	882	882	137

Net cash provided by (used in) financing activities	113,641	4,080	(4,517)

Effect of exchange rates on cash and cash equivalents	14	—	—

Increase in cash and cash equivalents:
Cash and cash equivalents:	8,656	41,457	730
Beginning of year	52,923	11,466	10,736

End of year	$61,579	$52,923	$11,466

See Note 15 for supplemental cash flow disclosures.

See accompanying notes to these Consolidated Financial Statements.

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

        Investools Inc. ("the Company") operates in two principal business segments: Investor Education and Brokerage Services.

        Investools Inc. offers investor education and brokerage and related financial products and services for self-directed investors. The Company's Investor Education segment offers a full range of investor education products and services that provide lifelong learning in a variety of interactive delivery formats, including instructor-led synchronous and asynchronous online courses, in-person workshops, one-on-one and one-to-many online coaching programs and telephone, live-chat and email support. The Company's educational products and services cover a broad range of financial products, including equity securities, options, fixed income, index products, futures, other derivatives and foreign exchange.

        On February 15, 2007, the Company merged with thinkorswim Group, Inc. ("thinkorswim"), a leading online brokerage firm and provider of related technology-based financial services to self-directed options traders and retail investors. thinkorswim offers customers a broad range of products including equity securities, index products, exchange traded options, futures, mutual funds, bonds and foreign exchange. All securities transactions are cleared on a fully disclosed basis pursuant to a clearing agreement with our primary clearing broker, Penson Financial Services. thinkorswim is also a registered investment dealer subject to regulation by Investment Dealers Association of Canada ("IDA") and Ontario Securities Commission ("OSC") in Canada.

        In connection with the merger with thinkorswim, the Company acquired thinkorswim Advisors, Inc. ("Advisors"), a subsidiary of thinkorswim and a SEC registered investment advisor. Advisors provides investment management services based upon diversified portfolios, which include alternative investment styles. It also offers traditional and return enhanced investment strategies. Advisors' Red Option division provides a monthly subscription service that provides trade recommendations for a number of options trading strategies. Advisors has an educational division focused on options trading, called Option Planet.

        See Note 3 for a further discussion of business acquisitions.

Concentration Risk

        During the years ended December 31, 2007, 2006, and 2005, the Investor Education segment accessed approximately 43 percent, 56 percent, and 69 percent, respectively, of our sales transaction volume through co-marketing (Success Magazine and NET Marketing Alliance) and, prior to June 2005, co-branding (CNBC and BusinessWeek) relationships.

        The Company pays commissions to its co-marketing and co-branding partners for sales that are generated through the various partners' channels. The rates at which partners are paid commissions vary depending on the partner, the products sold to the customer, and the sales channel through which the sale is made. Commissions are recorded as cost of revenue as incurred at the time of sale.

2. SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions have been eliminated.

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION (Continued)

Use of Estimates

        Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and the reported amounts of revenues and expenses. Management believes the most significant estimates and assumptions are associated with the valuation of intangibles, goodwill, income taxes and revenue recognition. If the underlying estimates and assumptions, upon which the financial statements are based, change in future periods, actual amounts may differ from those included in the accompanying Consolidated Financial Statements.

Financial Instruments

        Financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, other accrued liabilities, interest rate swap and notes payable. SFAS No. 107 ("SFAS 107"), "Disclosure about Fair Value of Financial Instruments", requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the balance sheets. Fair value for securities owned and securities sold, not yet purchased, is estimated using market quotations. The fair value of the interest rate swap is marked to market each reporting period. The notes payable bear interest at current market rates and accordingly, carrying value approximates fair value. Management estimates the aggregate fair value of other financial instruments recognized on the balance sheets (including receivables, payables and accrued liabilities) approximates their fair value, as such financial instruments are short-term in nature, bear interest at current market rates or are subject to frequent repricing.

Cash Equivalents

        The Company considers all investments with an original maturity of three months or less to be cash equivalents. These investments primarily consist of money-market accounts. At December 31, 2007 and 2006, cash equivalents were $1.4 million and $46.8 million, respectively.

        The amounts included in the Consolidated Financial Statements approximate fair value at the balance sheet date. The Company maintains deposits in banks, which may exceed the amount of federal deposit insurance available. Management believes the potential risk of loss on these accounts to be minimal.

Marketable Securities

        The Company invests excess cash in marketable securities, primarily government backed securities with maturities of less than three years. At December 31, 2007, the fair market value of these securities was $1.5 million. The Company has classified these marketable securities as available for sale under Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, the securities are recorded at fair value and any unrealized gains or losses are included in accumulated other comprehensive income (loss) within stockholders' equity (deficit). Gains are recognized when realized and are recorded in the Consolidated Statements of Operations in other income. Losses are recognized as realized or when management has determined an other-than-temporary decline in fair value has occurred.

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION (Continued)

Accounts Receivable

        Receivables from customers are reserved when collection becomes doubtful.

Receivables from Clearing Brokers

        Receivables from clearing brokers consists of cash deposits and receivables from revenues earned, net of expenses incurred, from customer transactions conducted through the clearing brokers.

Allowance for Sales Returns

        Provisions for sales return reserves primarily relate to products and service arrangements and are recorded as a reduction to revenue and deferred revenue. These provisions are made based on historical experience and changes in customer preferences. At December 31, 2007 and 2006, allowance for sales returns of $1.7 million and $2.0 million, respectively, are included as part of other current liabilities in the accompanying Consolidated Balance Sheets.

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

        Securities owned and securities sold, not yet purchased, are composed of the following at December 31, 2007 (in thousands):

	Securities Owned	Securities Sold, Not Yet Purchased
Options	$152	$240
Equities and other	553	2

	$705	$242

        Securities sold, not yet purchased result in exposure to market risk as the Company's ultimate obligation may exceed the amount recognized. Securities owned and securities sold, not yet purchased are included in other current assets and other current liabilities, respectively, within the accompanying Consolidated Balance Sheets.

Restricted Cash

        The Company uses merchant account vendors to process credit card transactions. Under the terms of these agreements, the merchant account vendor has the right to withhold credit card funds to cover charge backs in the event the Company is unable to honor its commitments. Such funds can be held for up to a year after the Company has terminated its relationship with the merchant account vendor. At

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION (Continued)

both December 31, 2007 and 2006 the Company had $0.4 million in restricted cash due from merchant account vendors.

Capitalized Software Development Costs

        For internal use software the Company complies with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting For Cost of Computer Software Developed or Obtained for Internal Use", and EITF No. 00-2, Accounting for Website Development Costs. In accordance with SOP 98-1, software development costs incurred as part of an approved project plan that result in additional functionality to internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software. During the years ended December 31, 2007 and 2006, the Company capitalized $17.4 million and $9.2 million, respectively, of software development costs related to internal use software for the development of the Investor Toolbox website, the implementation of the Company's integrated enterprise resource planning and customer relationship management software solution and software and website assets developed for internal use by thinkorswim. Approximately $0.4 million of interest expense was capitalized in relation to the implementation of the customer relationship management software during 2007.

        Amortization of software developed for internal use begins when the internal use software is ready for its intended use, and is calculated on a straight-line basis over the estimated use of the product. The integrated enterprise resource planning software was placed in service in March 2007 and the Investor Toolbox application was placed in service during 2006. The software and website assets developed for internal use by thinkorswim were placed in service on various dates. The customer relationship management software was placed in service during the fourth quarter of 2007. Amortization expense during the years ended December 31, 2007 and 2006 was approximately $3.1 million and $0.3 million, respectively.

Furniture and Equipment

        Furniture and equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line method over the estimated useful lives of the assets, which range from two to five years. Depreciation expense was approximately $3.9 million, $2.4 million, and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        The following is a detail of our furniture and equipment (in thousands):

	2007	2006
Furniture and equipment:
Computer and office equipment	$12,715	$8,179
Furniture	2,018	1,325
Leasehold improvements	2,000	539

Total furniture and equipment	16,733	10,043
Less: accumulated depreciation and amortization	(8,726)	(4,790)

Furniture and equipment, net	$8,007	$5,253

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION (Continued)

Goodwill and Other Indefinite Lived Intangible Assets

        Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or, more frequently upon the occurrence of a triggering event. The Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step the fair value for the reporting unit is compared to its net book value including goodwill. In the event that the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit's goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment. The Company performed its impairment assessment on goodwill, in accordance with the methods prescribed above. The Company concluded that no impairment existed as of December 31, 2007.

        Indefinite lived intangible assets are tested for impairment annually, or, more frequently upon the occurrence of a triggering event. The Company evaluates the recoverability of indefinite lived intangible assets by comparing the indefinite lived intangible assets book value to its estimated fair value. The fair value for indefinite lived intangible assets is determined by performing cash flow analysis and other market evaluations. If the fair value of the indefinite lived intangible assets is less than book value, the difference is recognized as an impairment.

Long Lived Assets

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets, such as property, equipment and definite-lived intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows of the related asset or group of assets over their remaining lives. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.

Income Taxes

        We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109", on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION (Continued)

than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized. We recognize interest and penalties related to income tax matters as a component of tax expense in the Consolidated Statements of Operations, consistent with prior years.

Sales Taxes

        The Company records taxes collected from customers on a net basis.

Foreign Currency Translation

        The assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains and losses reported as a separate component of shareholders' equity and comprehensive income. Results of operations are translated using the average exchange rates prevailing throughout the period. Transactions denominated in currencies other than the functional currency are translated at exchange rates in effect at the balance sheet date or upon settlement of the transaction. Gains and losses from such translation are recorded to other income (expense) in the Consolidated Statements of Operations.

Revenue Recognition

        The following paragraphs summarize the revenue recognition policies for each reporting segment.

Investor Education Segment

        The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition", and EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables". Revenue is not recognized until it is realized or realizable and earned. The criteria to meet this guideline are: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured.

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

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION (Continued)

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

Brokerage Services Segment

        The types of revenues associated with thinkorswim include brokerage commissions, interest rebates and other brokerage related revenue. The Company derives commission revenues from customer transactions in options, stock, mutual funds, fixed income securities and futures. Commission revenues and related brokerage and clearing related costs are recognized on a trade-date basis. Interest revenue and fees consists primarily of income generated by customer cash and money market funds held by our

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION (Continued)

clearing broker, net of interest paid to customers on their credit balances and charged to customers on margin balances. Interest income is recorded when earned. The Company receives payment for order flow from liquidity providers where its customers' orders are routed. Payment for order flow is accrued when earned based on the respective trades generating such payments.

Stock-Based Compensation

        Beginning in 2003, the Company adopted the fair value expense recognition method available under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in accounting for share based awards granted after 2002. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" ("SFAS 123(R)") utilizing the modified prospective approach.

        Under the modified prospective approach, SFAS 123(R) applies to new awards and to unvested awards that were outstanding on January 1, 2006 that are subsequently exercised, modified, repurchased, or cancelled. In addition, compensation cost recognized since January 1, 2006 includes compensation cost, net of estimated forfeitures, for all share based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company's share based compensation strategy utilizes a combination of stock options and non-vested stock that vests over time based on service period. Compensation expense is recognized over the vesting period from the vesting commencement date using the straight-line method. The total cost related to the Company's share-based compensation plans, recorded pursuant to the methods then in effect, was $15.6 million, $1.2 million and $0.6 million for the years ended December 31, 2007, 2006, and 2005, respectively. In accordance with the modified prospective approach, prior years were not restated to reflect the impact of adopting the new standard. Included in the $15.6 million of total costs are $0.3 million which was capitalized and included in software development costs during the year ended December 31, 2007. No costs were capitalized for the years ended 2006 and 2005.

        The Company receives a tax deduction for certain stock option exercises during the period the awards are exercised, generally for the excess of the fair market value of the underlying stock on the exercise date over the exercise price of the options. Prior to the adoption of SFAS 123(R), the Company reported all tax benefits resulting from the exercise of stock options as cash flows from operating activities in its Consolidated Statements of Cash Flows. In accordance with SFAS 123(R), beginning January 1, 2006, the Company records in its Consolidated Statements of Cash Flows the tax benefits from the exercise of stock options as cash flows from financing activities. Cash proceeds from the exercise of stock options were $0.9 million, $0.9 million, and $0.1 million for the years ended December 31, 2007, 2006, and 2005, respectively. The 2007 and 2006 tax benefit potentially realizable from stock option exercises was $0.4 million and $0.8 million, respectively and none in 2005. However, the Company was not able to recognize this tax benefit due to its existing reserve against its net operating loss carryforward. Therefore, until the tax deduction reduces taxes payable, the realization of this tax benefit is not recognized, and cash flows from financing activities presented in the accompanying statement of cash flows do not include the tax effect of the option exercises. During the years under audit, there was no vesting of non vested stock that would have resulted in any tax benefit to the Company.

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION (Continued)

        Beginning in 2006, SFAS 123(R) requires the Company to recognize compensation expense related to share based awards based on the estimated number of awards that will ultimately vest. Accordingly, the Company is required to estimate what the forfeitures will be. The estimate of such forfeitures serves to reduce the compensation expense that would otherwise be recorded. The Company recognizes stock based compensation net of estimated forfeiture rates and records compensation expense for those shares expected to vest over the service period of the award using a straight-line method. Prior to 2006, the Company did not estimate such expense reductions, and accounted for forfeitures by reducing the recognized expense as they occurred. Changing this principle of accounting is required by the adoption of SFAS 123(R), and as a result the Company estimated the cumulative amount of potential pre-vesting forfeitures relating to unvested share based awards as of January 1, 2006. The reduction in compensation expense that would have been recognized during prior periods resulting from this change in accounting principle was approximately $48,000, and was recognized effective January 1, 2006. The reduction in deferred tax assets associated with decreasing the estimated future tax deduction, which resulted from decreasing the related estimated option exercises, was offset by an equal reduction in the valuation allowance. Accordingly, there was no net tax effect recognized.

        As a result of adopting SFAS 123(R) on January 1, 2006, the Company's loss before taxes and its net loss for the year ended December 31, 2006 were both approximately $8,000 lower than if the Company had continued to account for stock options under the combination of APB Opinion No. 25 and SFAS 123. There was no change to basic and diluted loss per share. There were no remaining unrecognized costs that would, during 2006 and later, be included in compensation expense related to pre-2003 grants, and which were previously accounted for under APB Opinion No. 25. In addition, as mentioned in the preceding paragraph, SFAS 123(R) requires the Company to begin estimating forfeitures of options which have yet to fully vest. The effect on expenses of estimating forfeitures relating to the cost of unvested options results in lower compensation costs recognized than if SFAS 123(R) had not been adopted.

        The Company was also required to calculate the additional paid-in capital ("APIC") pool of excess tax benefits available to absorb tax deficiencies, if any, subsequent to the adoption of SFAS 123(R). Upon adoption of SFAS 123(R) on January 1, 2006, the Company elected to use the permitted "short-cut" method in determining this APIC pool. Based on applying the short-cut method, it was determined that the Company had no APIC pool of tax benefits against which to absorb future tax deficiencies. Because of the Company's existing net operating loss carryover as mentioned above, there was no effect on the accompanying statement of cash flows as a result of changing the accounting principle by electing to use the short-cut method.

        Prior to 2003, the Company accounted for stock option grants in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" (the intrinsic value method), and accordingly recognized no compensation expense for stock option grants because the options' exercise price equaled the fair market value of the Company's stock price on the measurement date. As mentioned above, the Company then adopted SFAS 123 on January 1, 2003. The following table illustrates the effect on operating results and per share information had the Company accounted for share-based compensation, including that related to pre-2003 option grants, in

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION (Continued)

accordance with SFAS 123 for the year ended December 31, 2005 (in thousands, except per share amounts):

Year Ended December 31, 2005
Net loss as reported	$(15,742)
Add: Option-based employee compensation reported in net loss, net of taxes	576
Deduct: Pro forma option-based compensation under the fair value method, net of taxes	(732)

Pro forma net loss	$(15,898)

Basic and diluted net loss per share—as reported	$(0.35)
Basic and diluted net loss per share—pro forma	$(0.35)

        The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted average assumptions for the periods indicated:

	2007	2006	2005
Risk free interest rate factors	4.7%	5.1%	4.3%
Volatility factors	55%	56%	87%
Expected lives	6.7 years	6.3 years	7 years
Assumed dividend yield	—	—	—
Weighted average fair value of options granted	$8.62	$5.33	$3.59

        The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, and the expected future exercising patterns for those same homogeneous groups. The Company uses the simplified method for determining expected lives of options granted with exercise prices equal to the stock's fair market value on the grant date. For options with exercise prices higher than fair market value on the grant date, the expected term represents the period of time the options are expected to be outstanding, given the anticipated behavior of different groups of employees. The expected volatility is based upon a blend of the historical volatility of the Company's stock price, and the historical volatility of the stock price of one of the Company's industry peers.

Advertising Costs

        The Company expenses the production costs of advertising the first time the advertising takes place. Advertising costs are included in selling expenses. Advertising costs for the years ended December 31, 2007, 2006, and 2005 were $46.1 million, $34.7 million, and $26.5 million, respectively. As of December 31, 2007 and 2006, the Company had $2.4 million and $3.0 million, respectively, in prepaid advertising costs included in other current assets.

Income (Loss) Per Share

        Basic net income (loss) per share is computed by dividing the net income (loss) (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the periods. Diluted net income (loss) per share gives effect to common share equivalents considered to be potential common shares, if dilutive, computed using the treasury stock method. At December 31, 2007,

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION (Continued)

2006 and 2005, there were approximately 1.1 million, 3.5 million, and 4.1 million shares, respectively, of common stock potentially issuable with respect to stock options, which were excluded from the net income (loss) per share calculation because the shares were anti-dilutive.

        The following table presents the calculation for the number of shares used in the basic and diluted net income (loss) per share computations (in thousands):

	Years Ending December 31,
	2007	2006	2005
Weighted average shares used to calculate basic net income (loss) per share	62,942	45,042	44,933
Dilutive effect of stock options	2,684	—	—
Dilutive effect of non-vested restricted stock	164	—	—

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	65,790	45,042	44,933

Comprehensive Income (Loss)

        Comprehensive income (loss) includes changes to equity accounts that were not the result of transactions with stockholders. Comprehensive income (loss) is comprised of net income (loss), foreign currency gains and losses, other comprehensive income and loss items and changes in the fair value of the Company's marketable securities.

Recently Issued Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". SFAS 157 defines fair value, establishes a framework for measuring fair value, and requires enhanced disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Subsequently, the FASB provided for a one year deferral of the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. We are currently evaluating the impact of adopting the provisions of SFAS 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis. The Company does not expect this guidance for financial assets and liabilities to have a material impact on its results of operations or financial position.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect this guidance to have a material impact on its results of operations or financial position.

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations". This standard establishes that an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This standard also defines how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and updates certain disclosure requirements for business combinations.

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION (Continued)

This standard applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. The Company is still in the process of evaluating the impact that this statement will have on its results of operations or financial position.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51". This standard establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard is effective for fiscal years beginning on or after December 15, 2008.

Reclassifications

        Certain prior years' balances have been reclassified to conform to the current year's presentation. In the Consolidated Statements of Cash Flows for the year ended December 31, 2005, $4.5 million related to payments for capitalized software development costs have been reclassified from purchases of furniture and equipment to conform to the current period's presentation.

3. ACQUISITIONS

Prophet Financial Systems

        In January 2005, the Company acquired Prophet Financial Systems ("Prophet"), a California corporation located in Palo Alto, for $7.9 million in cash. Prophet creates web-based products that enable active investors to use technical analysis to trade more profitably. The Company acquired Prophet to add more functionality to its Investor Toolbox® website as well as to attract and retain new and existing customers. At closing, the sellers received a cash payment of $7.9 million. In addition, the Company incurred $0.6 million of costs related to the acquisition. During the three months ended June 30, 2005, the Company recorded a receivable amount of $0.1 million from the shareholders of Prophet based on a net working capital adjustment provided for in the merger agreement for a total adjusted purchase price of $8.4 million. The $0.1 million working capital adjustment was recorded as a reduction in goodwill as this represented an adjustment to the purchase price. The working capital adjustment receivable was paid to the Company during the three months ended September 30, 2005. In connection with the transaction, Prophet's chief executive officer, president and founder, entered into a two-year employment agreement with the Company as Vice President of Technology. The goodwill recorded in this acquisition is associated with the Investor Education segment.

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

        The following table summarizes the allocation of the purchase price for Prophet and the estimated amortization period for the acquired intangibles and includes the receivable for the working capital adjustment discussed above (in thousands):

Current assets	$1,092
Furniture and equipment	201
Acquired intangibles
Developed technology (5 years)	3,220
Trademarks and tradename (indefinite)	820
Non-competition agreements (3 years)	390
Goodwill	3,770

Assets acquired	9,493
Liabilities assumed	1,100

Net Assets Acquired	$8,393

thinkorswim Group, Inc.

        In September 2006, the Company and thinkorswim, a Delaware corporation, entered into an Agreement and Plan of Merger pursuant to which Investools would acquire 100% of the outstanding stock of thinkorswim. On February 15, 2007, the Company's wholly-owned subsidiary, Atomic Acquisition Corp., merged with and into thinkorswim, and the results of thinkorswim's operations have been included in the Consolidated Financial Statements since that date. The total purchase price of $359.9 million included cash of $181.7 million, shares of common stock worth $167.1 million (19.1 million shares of common stock), and $11.0 million in direct acquisition costs. In connection with the merger, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. provided the Company a senior secured term loan of $125.0 million to fund a portion of the cash purchase price.

        As part of the Merger Agreement, Investools agreed to issue up to a maximum of 728,608 additional shares of common stock to thinkorswim shareholders in the event the stock's average trading price fell below $8.75 per share during the twenty-day period prior to certain dates subsequent to the Merger (with an $8.00 floor on such share price). The various dates are those on which specific groups of thinkorswim shareholders are first permitted to sell Investools shares, or portions thereof, that they received as merger consideration. The potential dates specified fall between six months and three years after the Merger closes, with the first such date being August 15, 2007. No additional shares have been issued as of December 31, 2007. At the time the Merger was announced, the fair market value of Investools stock was $8.59. Because the additional shares are contingently issuable if the price falls below $8.75 per share, the value of the portion of the purchase price attributable to the issuance of common stock has been increased to $8.75 per share in accordance with EITF No. 97-15, "Accounting for Contingency Arrangements Based on Security Prices in a Purchase Business Combination".

        The purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The excess purchase price over the fair value of tangible and intangible assets and liabilities assumed was recorded as goodwill. The fair values of intangible assets were based upon cash flow analysis and other market considerations of identifiable intangible

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

assets acquired, including useful lives. The following table summarizes the allocation of the purchase consideration (in thousands) and the estimated amortization period for the acquired intangibles:

Current assets (including cash of $40.9 million)	$57,280
Property and equipment	2,411
Intangible assets:
Customer relationships (13 years)	93,400
Trade name (indefinite)	16,100
Non-compete agreements (3 years)	2,500
Technology (7 years)	28,950
Goodwill	190,485
Deferred tax assets	48,533

Total assets acquired	439,659

Current liabilities	(25,392)
Deferred tax liability related to value assigned to intangibles	(54,385)

Total liabilities assumed	(79,777)

Net assets acquired	$359,882

        The goodwill that was recorded in this acquisition is associated with the Brokerage Services segment. None of the recorded goodwill is tax deductible. Of the total value assigned to intangible assets, $16.1 million was allocated to trade names, which are not subject to amortization.

        In connection with the merger with thinkorswim, certain employees and consultants of thinkorswim have the opportunity to participate in a retention bonus pool which equals, in the aggregate, $20 million conditioned upon continued employment. The bonuses will be paid in equal annual installments over the three-year period following the closing of the Merger. Such amounts are being expensed over the retention period of three years. The first payment was made in February 2008. The accrual for retention bonuses is included in the Consolidated Balance Sheets within accrued payroll.

        In addition, the Company granted certain employees and consultants of thinkorswim options to purchase 2,255,563 shares of Common Stock which vest over four years, under the Company's 2001 Stock Option Plan, half with an exercise price equal to the fair market value of the underlying Common Stock at the time of grant, and half with an exercise price equal to 150% of such fair market value. Approximately 125,000 of these stock options were granted to consultants to thinkorswim. We have accounted for these in accordance with EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services."

        At the time of the acquisition, approximately $8.5 million was placed in escrow pending the resolution of various contingencies and tax-related matters. When the resolution of these contingencies is determinable beyond a reasonable doubt, this amount will be recorded as goodwill. Subsequent to the merger date such payments totaled $0.2 million as of December 31, 2007 and are included in the total purchase price. The remaining escrow balance related to these contingencies was $8.3 million as of December 31, 2007.

        Additionally, in November 2007, the Company received a refund of approximately $8.5 million related to carryback claims generated by stock option exercises of pre-merger thinkorswim

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

shareholders. This amount was recorded as an income tax receivable and as a corresponding payable at the time of the merger. The refund was placed in escrow upon receipt. The escrow amounts are included in the Consolidated Balance Sheets within other long-term assets.

        The following table contains unaudited and pro forma results of operations for the years ending December 31, 2007 and 2006. The pro forma results of operations give pro forma effect as if the thinkorswim merger had occurred on January 1, 2006, after giving effect to certain adjustments including the amortization of the intangible assets, interest expense, tax adjustments, and assumes the purchase price has been allocated to the assets purchased and the liabilities assumed based on their values at the date of purchase. The effect of the change in fair value of the interest rate swap (See Note 7) has not been included in the following pro forma results of operations. The following unaudited pro forma results of operations are presented for illustrative purposes only, and are not necessarily indicative of the operating results that would have occurred had the transaction been consummated for the dates indicated. Furthermore, such unaudited pro forma results of operations are not necessarily indicative of future operating results of the combined companies, due to changes in operating activities following the purchase, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.

	Years Ended December 31,
	2007	2006
	(in thousands, except per share data)
Revenue	$328,125	$228,107
Net income (loss)	$21,732	$(57,451)
Net income (loss) per share:
Basic	$0.33	$(0.90)
Diluted	$0.32	$(0.90)

MyTrade, Inc.

        On December 10, 2007, the Company acquired MyTrade, Inc. ("mytrade"), an online social-networking content platform for investors at all experience levels. mytrade aggregates news and market data searchable by ticker, insight from over 200 top financial blogs, charts, watch lists, streaming audio and video market commentary and investor education content in a user-customized interface. Total consideration paid for the acquisition was approximately $3.5 million, which consisted of approximately $1.0 million in cash and 145,160 shares of stock valued at $16.92 per share. The Company acquired $1.0 million of net assets, primarily intangible assets, and recorded $1.4 million of goodwill as a result of the acquisition.

        In connection with the acquisition 66,666 shares of common stock, with a value of $1.1 million, were placed in escrow pending the resolution of various contingencies involving legal and tax-related matters. When the resolution of the contingencies is determinable beyond a reasonable doubt, this amount will be recorded as goodwill. The escrow amount is included in the Consolidated Balance Sheets within other long-term assets.

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. MARKETABLE SECURITIES

        The Company invests excess cash in marketable securities, primarily government sponsored securities with maturities of less than three years. The Company has classified these marketable securities as available for sale under SFAS 115. Accordingly, the securities are recorded at fair value and any unrealized gains or losses are included in accumulated other comprehensive income (loss) within Stockholders' equity (deficit) in the Consolidated Balance Sheets. Gains are recognized when realized and are recorded in the Company's Consolidated Statement of Operations in other income. Losses are recognized as realized or when management has determined an other-than-temporary decline in fair value has occurred.

        The following table summarizes unrealized gains and losses on the Company's investments in marketable securities that have been in an unrealized loss position for less than twelve months based on quoted market prices as of December 31, 2007 and 2006 (in thousands):

	As of December 31, 2007				As of December 31, 2006
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Government backed securities	$1,494	—	7	$1,501	$16,713	(7)	2	$16,708

Total	$1,494	—	7	$1,501	$16,713	(7)	2	$16,708

        The following table summarizes unrealized gains and losses on the Company's investments in marketable securities that have been in an unrealized loss position for greater than twelve months based on quoted market prices as of December 31, 2007 and 2006 (in thousands):

	As of December 31, 2007				As of December 31, 2006
	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses	Gross Unrealized Gains	Estimated Fair Value
Government backed securities	$—	—	—	$—	$5,425	(1)	9	$5,433

Total	$—	—	—	$—	$5,425	(1)	9	$5,433

        The following table summarizes contractual maturities of the Company's investments in marketable securities as of December 31, 2007 (in thousands):

	Amortized Cost	Estimated Fair Value
Currently due through one year	$498	$500
Due after one year through three years	996	1,001

        The balance in marketable securities as of December 31, 3007 consisted of two investments, which were both redeemed in January 2008.

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INTANGIBLE ASSETS AND GOODWILL

Amortizable Intangibles

        Acquired intangible assets with finite lives as of December 31, 2007 and 2006 were as follows (in thousands):

	As of December 31, 2007			As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Customer relationships	$93,440	$(7,927)	12.6 years	$—	$—	—
Technology and other	35,920	(7,790)	6.2 years	5,380	(3,403)	3.1 years
Non competition	3,630	(1,613)	2.4 years	890	(751)	1.1 years

Total amortizable intangibles	$132,990	$(17,330)	10.9 years	$6,270	$(4,154)	3.0 years

        The increase in total amortizable intangible assets in 2007 over 2006 is primarily due to the acquisitions that were completed during 2007, as discussed in Note 3.

        Amortization expense was $13.2 million, $2.3 million, and $1.4 million for the years ended December 31, 2007, 2006, and 2005, respectively. Customer relationships are being amortized on an accelerated basis.

        Estimated future amortization expense is as follows (in thousands):

2008	$14,949
2009	15,348
2010	13,640
2011	12,821
2012	12,128
Thereafter	46,774

Total estimated amortization expense	$115,660

Non-Amortizable Acquired Intangibles

        As a result of the Prophet acquisition in January 2005, trademarks and tradenames which are not amortized and have indefinite lives as of December 31, 2007 were $0.8 million. As a result of the thinkorswim acquisition in February 2007, trademarks and tradenames which are not amortized and have indefinite lives as of December 31, 2007 were $16.1 million.

Goodwill

        The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INTANGIBLE ASSETS AND GOODWILL (Continued)

and intangible assets of the acquired company. The changes in the carrying amount of goodwill for the year ended December 31, 2007 is as follows (in thousands):

Balance at December 31, 2006	$18,085
thinkorswim acquisition	190,485
mytrade acquisition	1,356
Change in goodwill associated with release of valuation allowance	(1,150)

Balance at December 31, 2007	$208,776

6. INCOME TAXES

        The provision for income tax expense (benefit) consists of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
Current:
Federal	$1,113	$(936)	$—
State	—	(53)	—
Deferred:
Federal	(173)	99	99
State	210	15	15

Total income tax expense (benefit)	$1,150	$(875)	$114

        The following table reconciles the differences between the statutory federal income tax rate of 35 percent, 34 percent, and 34 percent for the years ended December 31, 2007, 2006, and 2005, respectively, and the effective tax rate for continuing operations (in thousands):

	Years Ended December 31,
	2007	2006	2005
Tax at federal statutory rate	$8,255	$(14,145)	$(5,314)
State income taxes, net of federal income tax benefit	137	(25)	10
Expenses not deductible for tax purposes	3,579	175	69
Refund from utilization of net operating losses	—	(936)	—
Change in valuation allowance	(10,919)	14,056	5,430
Other	98	—	(81)

Total income tax expense (benefit)	$1,150	$(875)	$114

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES (Continued)

        The tax effects of temporary differences that give rise to significant portions of the federal and state deferred tax assets are comprised of the following (in thousands):

	Years Ended December 31,
	2007	2006
Deferred tax assets:
Accrued liabilities	$2,480	$862
Deferred revenue	15,364	3,649
Reserves and allowances	3,509	3,072
Book/tax depreciation	—	777
Net operating loss carryforwards	43,492	25,508
Tax credit carryforwards	1,635	—
Other	1,777	346

Gross deferred tax assets	68,257	34,214
Valuation allowance	(12,890)	(32,809)

Net deferred tax assets	55,367	1,405

Deferred tax liabilities:
Prepaid assets	1,174	1,405
Book/tax depreciation	8,831	—
Intangible assets	50,353	228

Gross deferred tax liabilities	60,358	1,633

Net deferred tax liability	$(4,991)	$(228)

        At December 31, 2007, the Company had approximately $109 million of federal, and state net operating loss carryforwards, which will begin to expire in 2008 through 2026. Aggregated tax credit carryforwards were $1.6 million as of December 31, 2007 and have no expiration date.

        In assessing the realizability of deferred tax assets at December 31, 2007, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers availability of income in prior carryback years, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on available information, management does not believe it is more likely than not that its deferred tax assets will be utilized. Accordingly, the Company has established a valuation allowance equal to the net deferred tax assets plus an amount for deferred tax liabilities which relate to goodwill and indefinite lived intangibles that cannot be considered future sources of taxable income.

        The valuation allowance decreased $19.9 million during 2007 and increased by $15.2 million and $6.3 million during 2006 and 2005, respectively. In addition to the change in valuation allowance from operations, the valuation allowance changes include the impact of acquisition related items.

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES (Continued)

Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2007, will be allocated as follows:

Income tax benefit that would be reported in the consolidated statement of operations	$10,886
Goodwill and other non-current intangible assets	1,944
Additional paid-in capital	60

Total	$12,890

        The Company adopted the provisions of FIN 48, on January 1, 2007. There was no cumulative effect related to adoption. The Company had no unrecognized tax positions at the end of either period. During the current period there was no interest or penalty recognized with respect to income taxes.

        The Company files federal and state income tax returns in the United States. Years from 2004 to the current year remain subject to examination in the U.S.

7. NOTES PAYABLE

        In connection with the merger with thinkorswim (see Note 3), on February 15, 2007 the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A. ("JPMorgan"), as administrative agent, and with other lenders from time to time parties thereto.

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

        Loans under the term loan A facility bear interest, at the borrower's option, at (1) a rate equal to the London interbank offered rate (with adjustments for statutory reserve requirements), or LIBOR, plus an applicable margin, which is currently 2.0 percent, or (2) a rate equal to the higher of (a) the prime rate of JPMorgan and (b) the federal funds effective rate plus 0.50 percent (the "ABR"), plus an applicable margin, which is currently 1.0 percent. Such rates were determined by the administrative agent after receipt of the borrowers financial statements based on a leverage-based pricing grid. Loans under the term B facility bear interest at fixed rates of (1) ABR plus 2.25 percent per annum in the case of ABR loans, or (2) LIBOR plus 3.25 percent per annum in the case of LIBOR loans.

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

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. NOTES PAYABLE (Continued)

        The Credit Agreement also calls for prepayment of loan facilities if certain conditions are met. This prepayment requirement commences with the fiscal year ending December 31, 2007, and is calculated as an amount equal to 50% of "excess cash flow" for each fiscal year. Excess cash flow is defined within the Credit Agreement as consolidated net income plus certain non-cash items and decreases in net working capital; minus capital expenditures and decreases in deferred revenue and various changes in other balance sheet accounts. If applicable, the annual prepayment is due within 90 days of each fiscal year end. The Company did not meet the requirements for prepayment under this provision for the fiscal year ended December 31, 2007.

        The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to the Company and its subsidiaries, including, among other things, restrictions on indebtedness, liens, fundamental changes, investments and acquisitions, sales of assets, sale leasebacks, mergers and consolidations, dividends and other distributions, redemptions, hedging agreements, transactions with affiliates, and maximum fixed charge and total leverage ratios. The Credit Agreement also includes customary events of default, including a change in control. If an event of default occurs, the commitments under the Agreement may be terminated and the principal amount outstanding, together with all accrued unpaid interest and other amounts owed may be declared immediately due and payable.

        The Credit Agreement also requires that the Company maintain hedging agreements for at least three years in order to cap variable interest rates applicable to at least 50 percent of the combined term loans. Accordingly, the Company entered into a four-year, interest rate swap arrangement with JPMorgan, effective beginning March 30, 2007. The swap changes the variable-rate cash flow exposure on half the term loans' outstanding balances to a fixed-rate cash flow. Under the terms of the swap, at the end of each calendar quarter the Company receives variable interest rate payments based on the same rate index applicable to the term loans' LIBOR-based alternative, and makes 4.955 percent fixed interest rate payments. Both rates are applied to amounts equal to 50 percent of the then outstanding term loan balances. The Company has not entered into any other such derivative agreement, and does not speculate using derivative instruments.

        After initially reviewing the critical terms of the interest rate swap, along with internal cash flow forecasts related to the hedged debt obligation, the Company determined it did not qualify for hedge accounting according to the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As a result, the entire amount of net gains (losses) resulting from changes in the fair value of the swap is reported in the Consolidated Statements of Operations, and will be for the foreseeable future. During the year ended December 31, 2007 the loss resulting from the change in fair value of the swap was $1.5 million and was classified into interest expense as a yield adjustment to that portion of the term loans designated as a hedged debt obligation.

        Amounts outstanding under these credit facilities as of December 31, 2007, were $117.5 million. In addition, as of December 31, 2007, there were no outstanding letters of credit against the revolving loan facility. Accordingly, the remaining borrowing capacity under the revolving loan facility is $25.0 million. The weighted average interest rate as of December 31, 2007, was 7.64 percent.

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. NOTES PAYABLE (Continued)

        The aggregate maturities of notes payable were as follows as of December 31, 2007 (in thousands):

2008	$17,500
2009	17,500
2010	17,500
2011	17,500
2012	47,500

Total	$117,500

        The Company incurred approximately $4.5 million of debt issuance costs related to these notes payable. The debt issuance costs are being amortized using the effective interest rate method over the notes payable term.

8. COMMITMENTS AND CONTINGENCIES

Commitments

Leases

        Equipment and facilities are leased under various non-cancelable operating leases and capital leases expiring at various dates through the year 2012. Rent expense was $2.7 million for 2007, $2.2 million for 2006, and $1.7 million for 2005. Sub-lease income was $0.1 million for each of 2007, 2006 and 2005. The Company recognizes lease expense based upon the straight line basis of its minimum payments. Leasehold improvements are depreciated over the shorter of the life of the improvement or the lease term. Included in certain of the Company facility leases are rent escalation and rent holidays.

        At December 31, 2007, the acquisition cost and accumulated amortization of assets under capital leases were $1.0 million and $0.4 million, respectively, and are included in computer and office equipment. At December 31, 2006, the acquisition cost and accumulated amortization of assets under capital leases were $0.9 million and $0.3 million, respectively. Amortization applicable to capitalized assets is included in depreciation expense.

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

        At December 31, 2007, future minimum lease payments under non-cancelable operating leases, related sub-leases, and capital leases were as follows:

	Capital leases	Operating leases	Sub-lease income	Net operating leases
For the fiscal years:
2008	$247	$1,656	$(40)	$1,616
2009	246	1,585	—	1,585
2010	104	1,150	—	1,150
2011	—	627	—	627
2012	—	294	—	294
Thereafter	—	—	—	—

Total Lease Payments	597	$5,312	$(40)	$5,272

Less: Amount representing interest (8.0%)	55

Present value of lease payments	542
Less: Current portion	212

Long-term portion	$330

        In January 2006, the Company ceased the use of leased office space in San Rafael, California, and moved all operations to our leased offices in Palo Alto, California. In accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," the Company recorded a liability of $0.2 million in lease termination costs related to the remaining lease payments, net of estimated sub-lease rentals. As of December 31, 2007, the remaining liability was immaterial to the Company's statement of financial position.

        In March 2007, the Company exercised its first right of refusal to lease additional space at the Draper, Utah facility, but in June 2007 determined not to occupy the space. In accordance with SFAS No. 146, the Company recorded a liability of $0.1 million in lease termination costs related to those future lease payments, net of estimated sub-lease rentals. In September 2007, a portion of this space was leased by the leasing agent to a different entity, but the Company is a guarantor on the lease for the initial term of the Company's lease which was thru July 2010 at a rate no greater than the Company's obligation under the original lease. The total potential liability to the Company is $0.5 million.

Contingencies

        From time to time we are involved in certain legal actions arising in the ordinary course of business, including inquiries, investigations and proceedings with government agencies and other regulators. We believe that such litigation and proceedings will be resolved without a material adverse effect to our liquidity, financial position or results of operations.

        We establish liabilities when a particular contingency is probable and estimable. During the year ended December 31, 2007, amounts were accrued for certain contingencies which became both probable and estimable. We have certain contingencies which are reasonably possible, with exposure to

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

loss in excess of the amount accrued. However, the remaining reasonably possible exposure to loss cannot currently be estimated.

        Approximately $8.5 million was placed in escrow at the date of the merger with thinkorswim, pending resolution of various contingencies involving legal and tax-related matters existing prior to the merger.

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

        The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company's liquidity, financial position or results of operations.

9. STOCKHOLDERS' EQUITY (DEFICIT)

        The Company has two classes of capital stock: convertible preferred stock and common stock. As of December 31, 2007, the Company was authorized to issue up to 100 million shares of common stock with a par value of $.01 per share and 1 million shares of convertible preferred stock with a par value of $.01 per share. On January 17, 2007, stockholders voted to increase the number of common stock shares the Company was authorized to issue to 100 million.

10. STOCK PLANS

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

Description of Plans

        Investools 2001 Stock Option Plan—This plan is the only plan out of which the Company currently can grant options. The plan was approved by stockholders in December 2001. On June 15, 2006 stockholders approved a proposal amending the plan to increase the total number of shares available for grant under this plan for issuance to officers, directors and employees from six million to eight million. In connection with its proposed merger with thinkorswim, the Company filed a proxy statement with the SEC on December 13, 2006 that contained a proposal to increase the total number of shares available for grant under this plan to 12 million, and to also make options available thereafter to consultants of the Company. The proposal was approved by stockholders in January 2007. Incentive options have typically been granted at fair market value of the Company's common stock at the date of grant, and generally expire ten years from the date of grant. The shares are issuable from the

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK PLANS (Continued)

Company's authorized but unissued shares, or they may be issued out of treasury stock, if any. Based on awards previously granted to employees and directors, the number of shares available for future stock option grants was 5,231,160 at December 31, 2007.

        Telescan Stock Option Plans—The Company reserved 427,456 shares of its common stock for issuance under three stock option plans for the employees and former directors of Telescan, Inc., a wholly-owned subsidiary of the Company. No new options are being granted under these plans. Options granted under these plans were granted at fair market value at the date of grant and generally expire ten years from the date of grant. At December 31, 2007, there were 285,045 shares outstanding under this plan.

        ZiaSun Stock Option Plan—The Company reserved 1,296,600 shares of its common stock for issuance under one stock option plan for the officers, employees and former directors of ZiaSun Technologies, Inc., a wholly-owned subsidiary of the Company. No new options are being granted under this plan. Options granted under this plan were granted at fair market value at the date of grant and generally expire ten years from the date of grant. At December 31, 2007, there were 30,000 shares outstanding under this plan.

Employee Stock Option Plan Activity

        The following table represents stock option activity for the year ended December 31, 2007:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contract life
Outstanding options at January 1, 2007	3,475,890	$3.00
Granted	3,032,313	15.70
Exercised	(226,908)	3.89
Expired	—	—
Forfeited	(152,173)	11.14

Outstanding at December 31, 2007	6,129,122	9.05	6.5 years

Exercisable December 31, 2007	3,028,747	1.62	4.1 years

        At December 31, 2007, the aggregate intrinsic value of options outstanding was $60.0 million and the aggregate intrinsic value of exercisable options was $49.1 million. The total intrinsic value of options exercised was $2.1 million, $5.5 million, and $0.4 million for the years ended December 31, 2007, 2006, and 2005, respectively.

        At December 31, 2007, there was $17.4 million of unrecognized compensation cost related to options which is expected to be recognized over a weighted-average period of 3.1 years.

        During 2002, the Company's chief executive officer was granted an option for up to 550,000 shares of common stock, the vesting of which was contingent upon an event occurring in the future that as of December 31, 2006 was not probable of taking place. In February 2007, the terms were modified by the Board of Directors so that the option for 550,000 shares is now fully vested which resulted in recording $8.5 million in compensation expense in general and administrative expenses in the accompanying Consolidated Statements of Operations.

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK PLANS (Continued)

Restricted Stock

        In April 2004, the Board of Directors approved the Investools Inc. 2004 Restricted Stock Plan (the "Plan"), which was ratified by the Company's stockholders in June 2004. The purpose of the Plan is to (a) attract and retain employees of the Company and its subsidiaries, qualified individuals to serve as members of the Board, and consultants to provide services to the Company; (b) motivate participating employees, directors and consultants, by means of appropriate incentives, to achieve long-range goals; (c) provide incentive compensation opportunities that are competitive with those of other similarly situated companies; and (d) further align Plan participants' interests with those of the Company's other stockholders through compensation alternatives based on the Company's stock and thereby promote the long-term financial interest of the Company and its subsidiaries, including the growth in value of the Company's equity and enhancement of long-term stockholder return. The Plan is administered by the Compensation Committee (the "Committee") of the Board of Directors, which is comprised of two or more directors of the Company appointed by the Board of Directors.

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

        Unless otherwise provided for in the Plan, awards granted under the Plan may not be sold, assigned, transferred, pledged or otherwise encumbered for a period of four years or such shorter period as the Committee may determine (the "Restricted Period"). At its discretion, the Committee may, at any time after the date of an award, adjust the length of the Restricted Period to account for individual circumstances of a participant or group of participants.

        There are 282,250 shares of Company common stock available for issuance under the 2004 Restricted Stock Plan as of December 31, 2007. Shares of Company common stock awarded under the Plan may be either previously authorized but unissued shares or issued shares which have been reacquired by the Company after their original issuance (including but not limited to shares purchased on the open market).

        A summary of the status of the Company's nonvested shares as of December 31, 2007, and changes during the year ended December 31, 2007, is as follows:

	Number of nonvested shares	Weighted-average fair value at the grant date
Nonvested shares at January 1, 2007	3,000	$5.18
Granted	214,750	14.53
Vested	(8,000)	12.52
Forfeited	(5,000)	16.40

Nonvested shares at December 31, 2007	204,750	14.43

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK PLANS (Continued)

        As of December 31, 2007, there was $1.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Plan. The expense is expected to be recognized over a weighted-average period of 2.0 years. The compensation cost related to restricted stock issued under the 2004 Plan and included in operating expenses within the Consolidated Statements of Operations during the years ended December 31, 2007, 2006 and 2005 was $1.2 million, $8,000 and $0, respectively. The fair value of the restricted stock awards is recognized in compensation expense as the restrictions lapse over their respective vesting periods based on their fair value on the date of grant.

        The total fair value of shares vested during the years ended December 31, 2007, 2006 and 2005 was $100,140, $0 and $0, respectively.

Stock Repurchase Program

        In June 2004, the board of directors authorized a stock repurchase program under which the Company can repurchase up to 3.5 million shares of its common stock over a two-year period. In June 2006, the board of directors extended the program for an additional two years.

        In May 2006, the Company repurchased 0.2 million shares of common stock from one of its directors for $1.4 million or $8.50 per share, under the terms of the program. The price of the shares was the closing market price on the date of repurchase, less a discount of 5 percent. During 2005, the Company repurchased and retired 0.3 million shares of common stock for a total cost of $1.4 million. Of these shares, 0.2 million shares were repurchased from a member of the Company's board of directors. There were no shares repurchased during 2007. As of the end of 2007, a total of 1.6 million shares had been repurchased for a total cumulative cost of $5.0 million.

11. BROKERAGE SERVICE AGREEMENT

        On February 27, 2007, the Company entered into a long-term relationship and acquired certain exclusive rights and intellectual property of a group of active option traders, which was an existing customer of thinkorswim. Pursuant to a definitive agreement, Investools issued 650,000 unregistered common shares, and subject to meeting certain thresholds over annual and cumulative three-year periods, will issue an additional 950,000 contingent shares of unregistered common shares. The value of the contingent shares will be measured in accordance with EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" based upon the value of the common shares at the time the contingent shares are earned. Under the agreement the Company will indefinitely be the exclusive provider for brokerage services for this group of active option traders and its customers.

        Of the $10.7 million of consideration in shares issued, $1.0 million was recorded based upon the fair value of the intellectual property received and recorded in intangible assets and the remaining $9.7 million was recorded in other long-term assets in the accompanying Consolidated Balance Sheets. Both of these assets are being amortized over a useful life of 11 years. During 2007, the Company amortized $1.2 million of these assets, of which $1.0 million was recorded as an offset to revenue and $0.2 million was recorded in cost of revenue, within the accompanying Consolidated Statements of Operations. Amortization is being recognized on an accelerated basis.

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. BROKERAGE SERVICE AGREEMENT (Continued)

        Shares that are contingent upon certain thresholds being met are recorded over the remaining performance period at the time it is probable that the performance conditions will be met. The performance conditions for the year ended December 31, 2007 were met and the offset to revenue and cost of revenue was based upon a common share value of $17.74 as of December 31, 2007. The Company subsequently issued the shares pursuant to the agreement. Included in the accompanying Consolidated Statements of Operations for 2007 is approximately $3.5 million related to the contingent shares, of which $3.2 million has been recorded as an offset to revenue based on the provisions of EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)" and $0.3 million has been recorded in cost of revenue, within the accompanying Consolidated Statements of Operations.

12. OFF-BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

        Credit risk is the amount of loss the Company would incur if the counterparty failed to perform its obligations under contractual terms. Substantially all of the clearing and depository operations of the Company are performed by its clearing brokers pursuant to clearance agreements. The Company's exposure to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets and regulatory changes.

        In the normal course of business, the Company's clearing brokers make margin loans to the Company's customers, which are collateralized by customer securities. In permitting the customers to purchase securities on margin, the clearing brokers are exposed to the risk of a market decline that could reduce the value of the collateral held below the customers' indebtedness before the collateral can be sold, which could result in losses to the clearing brokers. The Company's agreement with the clearing brokers requires the Company to reimburse the clearing brokers for any losses incurred related to customers introduced by the Company. The Company seeks to control the risk associated with customer activities by making credit inquiries when establishing customer relationships and by monitoring customer trading activity.

        The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk on bank deposits.

13. SPECIAL CHARGES

        Special charges consisted of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005
Severance costs	$165	$746	$77
Litigation settlement charges	1,130	5,448	—
Impairment of internal use software	—	1,414	1,000

Total	$1,295	$7,608	$1,077

        The Company recorded severance costs associated with the involuntary termination of 15, 18, and 12 employees for the years ended December 31, 2007, 2006 and 2005, respectively. The costs were not

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SPECIAL CHARGES (Continued)

strictly proportionate to the number of employees, because there were different severance packages involved in the various termination situations.

        During 2007 and 2006, the Company concluded several litigation issues. In connection with these matters, the Company recorded charges of $1.1 million and $5.4 million, respectively. Legal costs incurred in connection with these settlements have been included in general and administrative expense.

        During 2006, the Company completed a review of the existing user interface features component of the ongoing Investor Toolbox development project. As a result of feedback from Company instructors and coaches, the Company determined to abandon the component and redevelop it. Accordingly, the Company wrote off the capitalized costs related to the existing user interface component in accordance with SOP 98-1 and SFAS 144. These costs totaled $1.4 million. The Company also capitalized $1.0 million related to certain projects to enhance the Company's internal use software in 2005. Subsequently, the Company abandoned this project and the $1.0 million was written-off in 2005.

14. EMPLOYEE BENEFITS

        The Company sponsors defined contribution 401(k) plans for employees. For the Investor Education segment the Company offers a discretionary match whereby the Company matched participant contributions at 50 percent up to 6 percent of salary during 2007 and 2006, and 50 percent up to 4 percent of salary during 2005. During 2007, employees of the Brokerage Services segment participated in a plan which provided a match of contributions equal to 100 percent of the first 3 percent of employee salary and 50 percent of the next 2 percent of salary. During the years ended December 31, 2007, 2006, and 2005, the Company made matching contributions in the amount of $0.9 million, $0.5 million and $0.3 million, respectively.

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

        The supplemental cash flow information and non-cash disclosures for December 31, 2007, 2006 and 2005, are as follows (in thousands):

	2007	2006	2005
Cash paid (received) during the year for:
Interest, net of amounts capitalized	$8,471	$74	$32
Income taxes	(1,139)	(989)	—
Non-cash investing and financing activities:
Exclusivity rights and intellectual property financed through stock	10,710	—	—
Deferred stock compensation resulting from option and restricted stock grants	—	—	3,320
Software development and furniture and equipment financed through accounts payable and other liabilities	1,903	1,208	—
Licensing contracts financed with vendors	—	350	—
Software development costs financed with stock	311	—	—
Litigation settled with stock	2,762	—	—
Unrealized (gain) loss on marketable securities	3	34	(84)
Equipment financed through capital lease obligations	52	195	704
Reversal of deferred tax valuation allowance through goodwill	1,150	—	—

        See Note 3 for additional non-cash disclosures related to acquisitions.

16. REGULATORY REQUIREMENTS

        thinkorswim is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, as amended, administered by the SEC and FINRA, which requires the maintenance of minimum net capital. thinkorswim is required to maintain net capital of the greater of 6 2/3% of aggregate indebtedness, or $0.25 million and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. thinkorswim is also subject to the CTFC Regulation 1.17 ("Reg 1.17") under the Commodity Exchange Act, administered by the Commodity Futures Trading Commission and the National Futures Association, which also requires the maintenance of minimum net capital to be the greater of its SEC and FINRA net capital requirement or $45,000. At December 31, 2007, the Company had net capital of $37.6 million which was $36.2 million in excess of its required net capital of $1.4 million. The Company's net capital ratio was 0.55 to 1.

17. SEGMENT REPORTING

        During 2007, the operations of thinkorswim have been included in the consolidated operations since the date of the merger. Previously reported amounts by Investools do not include the consolidated results of thinkorswim. As a result of the merger, Investools operates in the following two principal business segments:

        Investor Education segment—This business segment provides a full range of investor education products and services that provide lifelong learning and support to self-directed investors. The investor education products and services are offered in a variety of learning formats with courses ranging from beginning to advanced to address the needs of students on all investor levels.

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SEGMENT REPORTING (Continued)

        Brokerage Services segment—This business segment is an online brokerage firm specializing in options and offers customers a broad range of products including options, equities, futures, mutual funds and bonds. The Company supports retail and active traders through its own trading platforms.

        Information concerning our operations by reportable segment is as follows (in thousands):

	Years Ended December 31,
Revenue	2007	2006	2005
Investor Education	$207,127	$170,330	$138,621
Brokerage Services	110,882	—	—

Total	$318,009	$170,330	$138,621

	Years Ended December 31,
Income (Loss) from Operations	2007	2006	2005
Investor Education	$(9,829)	$(44,141)	$(16,224)
Brokerage Services	42,598	—	—

Total	$32,769	$(44,141)	$(16,224)

	As of December 31,
Identifiable Assets	2007	2006
Investor Education	$85,873	$131,637
Brokerage Services	423,457	—

Total	$509,330	$131,637

18. UNAUDITED QUARTERLY FINANCIAL DATA

	Fiscal Year 2007 Quarters Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(in thousands, except per share data)
Statements of Operations
Revenue	$94,076	$89,332	$79,744	$54,857
Net income (loss) from operations	20,607	21,864	9,293	(18,995)
Net income (loss)	17,809	18,388	6,083	(19,845)
Net income (loss) per common share:
Basic	$0.27	$0.28	$0.09	$(0.36)

Diluted	$0.26	$0.27	$0.09	$(0.36)

Weighted average shares outstanding:
Basic	65,510	65,437	65,379	55,444

Diluted	68,497	68,383	68,416	55,444

INVESTOOLS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. UNAUDITED QUARTERLY FINANCIAL DATA (Continued)

	Fiscal Year 2006 Quarters Ended
	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
	(in thousands, except per share data)
Statements of Operations
Revenue	$44,166	$40,043	$43,447	$42,674
Net loss from operations	(14,580)	(6,950)	(15,805)	(6,806)
Net loss	(13,661)	(5,397)	(15,243)	(6,431)
Net loss per common share—basic and diluted	$(0.30)	$(0.12)	$(0.34)	$(0.14)

Weighted average shares outstanding—basic and diluted	45,168	45,111	45,067	44,815

INVESTOOLS INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

Schedule II

		Addition
Description	Balance at Beginning of Period	Charged to Revenue and Expense	Charged to Other Accounts(1)	Deductions		Balance at End of Period
Deducted from asset accounts:
Provisions for losses on trade accounts receivable and sales returns:
Year Ended December 31, 2007:
Bad debt allowance	$74	$313	$—	$(189)	(2)	$198
Sales return allowance	1,957	1,363	6,371	(7,962)	(3)	1,729

Total	$2,031	$1,676	$6,371	$(8,151)		$1,927

Year Ended December 31, 2006:
Bad debt allowance	$55	$19	$—	$—		$74
Sales return allowance	1,548	1,419	6,374	(7,384)	(3)	1,957

Total	$1,603	$1,438	$6,374	$(7,384)		$2,031

Year Ended December 31, 2005:
Bad debt allowance	$7	$54	$—	$(6)	(2)	$55
Sales return allowance	1,160	1,882	4,921	(6,415)	(3)	1,548

Total	$1,167	$1,936	$4,921	$(6,421)		$1,603

(1)
Reclassification from deferred revenue to other accrued liabilities for cash refunds related to sales returns.

(2)
Uncollectible accounts written-off, net of recoveries.

(3)
Represents cash paid out for refunds.