Form 10-Q
period 2008-03-31
INVESTOOLS INC
filed 2008-05-09
CIK 1145124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock: 66,300,451 as of May 02, 2008

INVESTOOLS INC. AND SUBSIDIARIES

Report on Form 10-Q

Quarter Ended March 31, 2008

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

INVESTOOLS INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)
(unaudited)

	March 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$58,257	$61,579
Marketable securities	—	1,501
Accounts receivable, net of allowance ($198 and $198, respectively)	8,135	11,131
Receivable from clearing brokers	7,793	5,503
Deferred tax asset	14,288	13,496
Other current assets	9,915	9,622
Total current assets	98,388	102,832

Long-term restricted cash	391	389
Goodwill	209,215	208,776
Intangible assets, net of accumulated amortization ($21,074 and $17,330, respectively)	128,842	132,587
Software development cost, net of accumulated depreciation ($4,515 and $3,363, respectively)	27,087	26,939
Furniture and equipment, net of accumulated depreciation ($9,736 and $8,726, respectively)	7,754	8,007
Other long-term assets	28,268	29,800

Total assets	$499,945	$509,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of deferred revenue	$117,608	$124,486
Other current liabilities	18,468	17,825
Accounts payable	11,111	8,896
Accrued payroll	4,932	13,278
Accrued tax liabilities	7,395	7,544
Current portion of capitalized lease obligations	216	212
Current portion of notes payable	17,500	17,500
Total current liabilities	177,230	189,741

Long-term portion of deferred revenue	33,057	37,384
Long-term portion of capitalized lease obligations	275	330
Long-term portion of notes payable	90,000	100,000
Deferred tax liabilities	20,945	18,487
Other long-term accrued liabilities	2,940	1,493
Total liabilities	324,447	347,435

Stockholders’ equity:
Common stock, $0.01 par value (65,990 and 65,655 shares issued and outstanding, respectively)	659	656
Additional paid-in capital	333,094	331,006
Accumulated other comprehensive income	5	20
Accumulated deficit	(158,260)	(169,787)
Total stockholders’ equity	175,498	161,895

Total liabilities and stockholders’ equity	$499,945	$509,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2008	2007

Revenue	$90,990	$54,857
Costs and expenses
Cost of revenue	34,500	32,605
Selling expense	19,117	19,470
General and administrative expense	19,264	21,650
Special charges	393	127
Total costs and expenses	73,274	73,852

Income (loss) from operations	17,716	(18,995)

Other (expense) income
Interest expense	(4,190)	(1,468)
Interest income	455	652
Other	14	(1)
Other expense	(3,721)	(817)

Net income (loss) before income taxes	13,995	(19,812)
Income tax provision	2,468	33

Net income (loss)	$11,527	$(19,845)

Net income (loss) per common share:
Basic	$0.18	$(0.36)
Diluted	$0.17	$(0.36)

Weighted average common shares outstanding — basic	65,846	55,444
Weighted average common shares outstanding — diluted	68,860	55,444

The accompanying notes are an integral part of these condensed consolidated financial statements.

INVESTOOLS INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)
(unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$11,527	$(19,845)
Reconciling adjustments:
Depreciation and amortization	5,908	3,003
Deferred taxes	2,075	33
Stock compensation expense	2,108	9,767
Amortization of exclusivity rights	302	293
Contingent shares in connection with exclusivity rights and intellectual property acquired	299	828
Amortization of debt issuance costs	374	148
Decrease in fair value of interest rate swap, included in interest expense	1,448	—
Provision for (recovery of) sales return reserve	381	(6)
Provision for bad debt expense	—	100
(Gain) loss on marketable securities	(7)	4
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable	2,996	(7,782)
Receivable from clearing brokers	(2,290)	(3,119)
Income tax receivable	—	(339)
Other assets	(268)	724
Accounts payable	1,974	(6,538)
Deferred revenue	(11,205)	14,714
Accrued payroll	(8,346)	(1,118)
Other liabilities	775	1,551
Accrued tax liabilities	(149)	20
Net cash provided by (used in) operating activities	7,902	(7,562)

Cash flows from investing activities:
Proceeds from the sale or maturity of marketable securities	1,501	15,313
Payments for capitalized software development costs	(1,911)	(2,160)
Purchases of furniture and equipment	(540)	(775)
Cash held in escrow	831	(8,500)
Cash paid in business acquisitions, net of cash received	(831)	(149,401)
Net cash used in investing activities	(950)	(145,523)

Cash flows from financing activities:
Payment on capital leases	(51)	(43)
Payments on note payable	(10,000)	—
Changes in restricted cash	(2)	(3)
Proceeds from note payable	—	125,000
Payment of debt issuance costs	—	(4,508)
Minimum tax withholding on restricted stock awards	(402)	—
Proceeds from exercise of stock options	189	230
Net cash (used in) provided by financing activities	(10,266)	120,676

Effect of exchange rates on cash and cash equivalents	(8)	—

Decrease in cash and cash equivalents:	(3,322)	(32,409)
Cash and cash equivalents:
Beginning of period	61,579	52,923
End of period	$58,257	$20,514

Supplemental cash flow information:
Cash paid for interest, net	$2,432	$1,247
Cash paid for taxes	61	—

Supplemental non-cash investing and financing disclosures:
Exclusivity rights and intellectual property financed through stock	$—	$10,710
Litigation settled with stock	—	2,762
Software development costs financed with stock	(120)	22
Software development and furniture and equipment financed through accounts payable and other liabilities	1,630	2,691
Reversal of deferred tax valuation allowance through goodwill	392	—

See Note 3 for additional non-cash disclosures related to acquisitions.

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

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”) and do not include all the information and footnotes required by accounting principles generally accepted in the United States. However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

2.                 Summary of Significant Accounting Policies

Use of Estimates

Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and the reported amounts of revenues and expenses. Management believes the most significant estimates and assumptions are associated with the valuation of intangibles, goodwill, income taxes and revenue recognition. If the underlying estimates and assumptions, upon which the financial statements are based, change in future periods, actual amounts may differ from those included in the accompanying Condensed Consolidated Financial Statements.

Reclassifications

Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to the current period’s presentation. In the Condensed Consolidated Statements of Operations for the three months ended March 31, 2007, certain payroll related costs were reclassified from General and administrative expense to Selling expense and Cost of revenue to conform to the current period’s presentation. These reclasses resulted in a decrease of approximately $0.8 million in General and administrative expense and increases of $0.5 million and $0.3 million to Cost of revenue and Selling expense, respectively. In the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2007 approximately $4.5 million of debt issuance costs were reclassified from Cash flows from operating activities to Cash flows from financing activities. Additionally, in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2007, $0.1 million of cash Payments for capitalized software development costs and $0.6 million of Cash paid in business acquisitions were reclassified from Cash flows from investing activities to Cash flows from operating activities to conform to the current period’s presentation.

Except as described in the following paragraphs, there have been no changes in significant accounting policies from those included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2007.

Fair Value Measurements

On January 1, 2008, the Company adopted certain provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 157, Fair Value Measurements (“FAS 157”), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of FAS 157 adopted on January 1, 2008 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and did not have a material impact on the Company’s Condensed Consolidated Financial Statements. The provisions of FAS 157 related to other nonfinancial assets and liabilities will be effective for the Company on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact that these additional FAS 157 provisions will have on the Company’s Condensed Consolidated Financial Statements. See Note 4 for further discussion.

In February 2007, the FASB issued Statement No. 159, Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115 (“FAS 159”). This Statement permits entities to choose to measure selected financial assets and liabilities at fair value and report unrealized gains and losses on these instruments in earnings. FAS 159 was effective January 1, 2008. The Company did not elect the fair value option. The Company’s adoption of FAS 159 did not have a material impact on its results of operations or financial position.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company has utilized the effective annual tax rate for interim reporting for the three month period ended March 31, 2008. Under this method generally accepted accounting principles require that the interim period tax provision be determined as follows:

•

At the end of each quarter, the Company estimates the tax that will be provided for the fiscal year stated as a percent of estimated “ordinary” income for the fiscal year. The term ordinary income refers to income from continuing operations before income taxes, excluding significant unusual or infrequently occurring items.

•

The estimated annual effective tax rate is applied to the year-to-date “ordinary” income at the end of each quarter to compute the year-to-date tax applicable to ordinary income. The tax expense or benefit related to ordinary income in each quarter is the difference between the most recent year-to-date and the prior quarter year-to-date computations.

•	The tax effects of significant unusual or infrequently occurring items are recognized as discrete items in the interim period in which the events occur.

The determination of the annual effective tax rate is based upon a number of significant estimates and judgments, including the estimated annual pretax income of the Company in each tax jurisdiction in which it operates and the development of tax planning strategies during the year. In addition, the Company’s tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax provisions.

Accounting Pronouncements Issued Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. This standard establishes that an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This standard also defines how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and updates certain disclosure requirements for business combinations. This standard applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of ARB No. 51”. This standard establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard is effective for fiscal years beginning on or after December 15, 2008. The Company does not expect this guidance to have a material impact on its results of operations or financial position.

3.                 Acquisitions

thinkorswim Group, Inc.

In September 2006, the Company and thinkorswim, a Delaware corporation, entered into an Agreement and Plan of Merger pursuant to which Investools would acquire 100% of the outstanding stock of thinkorswim. The combination of Investools and thinkorswim represents an opportunity to create a market leader in investor education and online brokerage industries. On February 15, 2007, the Company’s wholly-owned subsidiary, Atomic Acquisition Corp., merged with and into thinkorswim, and the results of thinkorswim’s operations have been included in the Condensed Consolidated Financial Statements since that date. The total purchase price of $360.7 million included cash of $182.6 million, shares of common stock worth $167.1 million (19.1 million shares of common stock), and $11.0 million in direct acquisition costs. In connection with the merger, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. provided the Company a senior secured term loan of $125.0 million to fund a portion of the cash purchase price.

As part of the Merger Agreement, Investools agreed to issue up to a maximum of 728,608 additional shares of common stock to thinkorswim shareholders in the event the stock’s average trading price fell below $8.75 per share during the twenty-day period prior to certain dates subsequent to the Merger (with an $8.00 floor on such share price). The various dates are those on which specific groups of thinkorswim shareholders are first permitted to sell Investools shares, or portions thereof, that they received as merger consideration. The potential dates specified fall between six months and three years after the Merger closed, with the first such date having been August 15, 2007. No shares were required to be issued on such date and no such additional shares have been issued as of March 31, 2008. Of the remaining additional shares that may be issuable under the Merger Agreement, up to a maximum of 117,586 and 100,788 shares could be issuable as of February 15, 2009 and February 15, 2010, respectively (or in each case such later date when a shelf registration statement is first effective for the shares that become freely transferable as of such date) if the trading price falls below $8.75 as described above prior to such dates. At the time the Merger was announced, the fair market value of Investools stock was $8.59. Because the additional shares are contingently issuable if the price falls below $8.75 per share, the value of the portion of the purchase price attributable to the issuance of common stock has been increased to $8.75 per share in accordance with EITF No. 97-15, “Accounting for Contingency Arrangements Based on Security Prices in a Purchase Business Combination.”

The purchase price has been allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The excess purchase price over the fair value of tangible and intangible assets and liabilities assumed was recorded as goodwill. The fair values of intangible assets were based upon cash flow analysis and other market considerations of identifiable intangible assets acquired, including useful lives. The following table summarizes the allocation of the purchase consideration (in thousands) and the estimated amortization period for the acquired intangibles:

Current assets (including cash of $40.9 million)	$57,280
Property and equipment	2,411
Intangible assets:
Customer relationships (13 years)	93,400
Trade name (indefinite)	16,100
Non-compete agreements (3 years)	2,500
Technology (7 years)	28,950
Goodwill	191,316
Deferred tax assets	48,533
Total assets acquired	440,490

Current liabilities	(25,392)
Deferred tax liability related to value assigned to intangibles	(54,385)
Total liabilities assumed	(79,777)
Net assets acquired	$360,713

The goodwill that was recorded in this acquisition is associated with the Brokerage Services segment. None of the recorded goodwill is tax deductible. Of the total value assigned to intangible assets, $16.1 million was allocated to trade names, which are not subject to amortization.

In connection with the merger with thinkorswim, certain employees and consultants of thinkorswim have the opportunity to participate in a retention bonus pool which equals, in the aggregate, $20 million conditioned upon continued employment. The bonus pool does not extend to Messrs. Sosnoff, President, thinkorswim Group, Inc. and Sheridan, Executive Vice President, thinkorswim Group, Inc. The bonuses will be paid in equal annual installments over the three-year period following the closing of the Merger. Such amounts are being expensed on a straight-line basis over the retention period of three years. The first payments, totaling approximately $6.5 million were made in the quarter ending March 31, 2008. The accrual for retention bonuses is included in the Condensed Consolidated Balance Sheets within accrued payroll.

In addition, the Company granted certain employees and consultants of thinkorswim options to purchase 2,255,563 shares of Common Stock which vest over four years, under the Company’s 2001 Stock Option Plan, half with an exercise price equal to the fair market value of the underlying Common Stock at the time of grant, and half with an exercise price equal to 150% of such fair market value. Approximately 125,000 of these stock options were granted to consultants to thinkorswim. We have accounted for these in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.”

 At the time of the acquisition, approximately $8.5 million was placed in escrow pending the resolution of various contingencies and tax-related matters. When the resolution of these contingencies is determinable beyond a reasonable doubt, this amount will be recorded as goodwill. Subsequent to the merger date cash payments made from funds held in escrow totaled $1.0 million as of March 31, 2008 and are included in the total purchase price. The remaining escrow balance related to these contingencies was $7.5 million as of March 31, 2008.

 Additionally, in November 2007, the Company received a refund of approximately $8.5 million related to carryback claims generated by stock option exercises of pre-merger thinkorswim shareholders. This amount was recorded as an income tax receivable and as a corresponding payable at the time of the merger representing the funds due to former premerger thinkorswim shareholders. The refund was placed in escrow upon receipt. The refund is currently under audit by the Internal Revenue Service (“IRS”). Upon completion of the IRS audit the escrow funds will be paid to the pre-merger thinkorswim shareholders less any claims paid to the IRS, if any. The escrow amounts are included in the Condensed Consolidated Balance Sheets within other long-term assets.

The following table contains unaudited and pro forma results of operations for the three-month period ended March 31, 2007. The pro forma results of operations give pro forma effect as if the thinkorswim merger had occurred on January 1, 2007, after giving effect to certain adjustments including the amortization of the intangible assets, interest expense, tax adjustments, and assumes the purchase price has been allocated to the assets purchased and the liabilities assumed based on their values at the date of purchase. The effect of the change in fair value of the interest rate swap (See Note 4) has not been included in the following pro forma results of operations. The following unaudited pro forma results of operations are presented for illustrative purposes only, and are not necessarily indicative of the operating results that would have occurred had the transaction been consummated for the dates indicated. Furthermore, such unaudited pro forma results of operations are not necessarily indicative of future operating results of the combined companies, due to changes in operating activities following the purchase, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.

Three Months Ended
March 31, 2007
(in thousands, except per share data)	(unaudited)
Revenue	$65,243
Net loss	$(20,461)
Basic and diluted loss per share	$(0.27)

4.                 Fair Value Measurements

Effective January 1, 2008, the Company adopted FAS 157, Fair Value Measurements, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. FAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the FAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. FAS 157 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.

The valuation techniques required by FAS 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1 Quoted prices for identical instruments in active markets.

Level 2 Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Significant inputs to the valuation model are unobservable.

The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Fair Value
Description	as of 3/31/08	(Level 1)	(Level 2)	(Level 3)
Assets
Securities Owned (1)	$1,225	$1,225	$—	$—
Liabilities
Securities Sold, Not Yet Purchased (2)	(582)	(582)	—	—
Interest Rate Swap (3)	(2,926)	—	(2,926)	—
Total	$(2,283)	$643	$(2,926)	$—

(1)         Securities owned are included in Other current assets on the Condensed Consolidated Balance Sheet.

(2)         Securities sold, not yet purchased are included in Other current liabilities on the Condensed Consolidated Balance Sheet.

(3)         Interest Rate Swap is included in Other long-term accrued liabilities on the Condensed Consolidated Balance Sheet.

The Company primarily applies the market approach for recurring fair value measurements. In addition, the Company uses the income approach with significant observable market inputs to value the Company’s interest rate swap.

During the quarter ended March 31, 2008, the loss resulting from the change in fair value of the swap was $1.4 million and was classified into interest expense as a yield adjustment to that portion of the term loans designated as a hedged debt obligation. The Company’s adoption of FAS 157 had no impact on net income or earnings per share.

5.                 Capitalized Software Development Costs

The Company complies with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting For Cost of Computer Software Developed or Obtained for Internal Use,” and EITF No. 00-2, “Accounting for Website Development Costs” when accounting for internal use software. In accordance with SOP 98-1, software development costs incurred as part of an approved project plan that result in additional functionality to internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software. During the three-month periods ended March 31, 2008 and 2007, the Company capitalized $1.3 million and $4.2 million, respectively, of software development costs related to internal use software for the development of the Investor Toolbox website, the implementation of the Company’s integrated enterprise resource planning and customer relationship management software solution and software and website assets developed for internal use by the brokerage services segment.

Amortization of software developed for internal use begins when the internal use software is ready for its intended use. The integrated enterprise resource planning software was placed in service in March 2007. The customer relationship management software was placed in service in December 2007, except for certain functionality that will be placed in service when completed in 2008. Internally developed software and website assets developed for internal use by the brokerage services segment have been placed in service on various dates during 2007 and 2008. Amortization expense during the three month periods ended March 31, 2008 and 2007 was approximately $1.2 million and $0.7 million, respectively.

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

 Securities owned and securities sold, not yet purchased, are composed of the following (in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	March 31, 2008	December 31, 2007	March 31, 2008	December 31, 2007
Options	$153	$152	$166	$240
Equities and other	1,072	553	416	2
Total	$1,225	$705	$582	$242

Securities owned and securities sold, not yet purchased are included in Other current assets and Other current liabilities, respectively, within the Condensed Consolidated Balance Sheets.

7.                 Acquired Intangibles and Goodwill

Amortizable Intangibles

Amortizable acquired intangibles with finite lives as of March 31, 2008 and December 31, 2007 were as follows (in thousands):

	As of March 31, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Customer relationships	$93,440	$(10,187)	12.4 years	$93,440	$(7,927)	12.6 years
Technology and other	35,920	(9,045)	5.9 years	35,920	(7,790)	6.2 years
Non competition	3,630	(1,842)	2.2 years	3,630	(1,613)	2.4 years
Total amortizable intangibles	$132,990	$(21,074)	10.7 years	$132,990	$(17,330)	10.9 years

For the three-month periods ended March 31, 2008 and 2007, amortization expense was $3.7 million and $2.0 million, respectively. Customer relationships are being amortized on an accelerated basis

Estimated future amortization expense is as follows (in thousands):

2008 remaining	$11,204
2009	15,348
2010	13,640
2011	12,821
2012	12,128
Thereafter	46,775
Total estimated amortization expense	$111,916

Non-amortizable Intangibles

Trademarks and trade names are not amortized and have indefinite lives as of March 31, 2008. The Company recorded $0.8 million as a result of the acquisition of Prophet Financial Systems, Inc. (“Prophet”) in 2005, $16.1 million as a result of the acquisition of thinkorswim in the first quarter of 2007.

Goodwill

The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of the acquired company. The changes in the carrying amount of goodwill as of March 31, 2008 are as follows (in thousands):

Balance at December 31, 2007	$208,776
thinkorswim acquisition related disbursements from escrow	831
Reversal of deferred tax valuation allowance through goodwill	(392)
Balance at March 31, 2008	$209,215

8.                 Stock-Based Compensation

The Company’s purpose of granting stock options is to attract, retain, motivate and reward officers, directors and employees of the Company.

Employee Stock Option Plan Activity

The following table represents stock option activity for the three months ended March 31, 2008:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life
Outstanding options at January 1, 2008	6,129,122	$9.05
Granted	295,750	13.72
Exercised	(85,953)	2.20
Expired	—	—
Forfeited	(45,613)	13.43

Outstanding at March 31, 2008	6,293,306	9.33	6.4 years

Exercisable March 31, 2008	3,660,721	4.49	4.7 years

At March 31, 2008, the aggregate intrinsic value of options outstanding was $31.5 million and the aggregate intrinsic value of exercisable options was $29.1 million. The total intrinsic value of options exercised was $1.1 million and $0.7 million for the three months ending March 31, 2008 and 2007, respectively.

At March 31, 2008, there was $17.7 million of unrecognized compensation cost related to options which is expected to be recognized over a weighted-average period of 3.0 years.

The total compensation expense related to the Company’s stock option plans, which is included in results of operations within the Condensed Consolidated Statements of Operations, was $1.6 million and $9.4 million for the three-month periods ended March 31, 2008 and 2007, respectively. Of the expense during the three months ended March 31, 2007, $8.5 million of that expense relates to a grant to the Company’s chief executive which terms were modified.

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted average assumptions for the periods indicated:

	Three Months Ended March 31,
	2008	2007
Risk free interest rate factors	2.87%	4.71%
Volatility factors	51.3%	55.2%
Expected lives	6.25 years	6.48 years
Assumed dividend yield	—	—
Weighted average fair value of options granted	$7.20	$8.44

Restricted Stock

There are 147,825 shares of Company common stock available for issuance under the 2004 Restricted Stock Plan as of March 31, 2008. Shares of Company common stock awarded under the plan may be either previously authorized but unissued shares or issued shares which have been reacquired by the Company after their original issuance (including but not limited to shares purchased on the open market).

A summary of the status of the Company’s nonvested shares as of March 31, 2008, and changes during the three months ended March 31, 2008, is as follows:

	Number of nonvested shares	Weighted- average fair value at the grant date
Nonvested shares at January 1, 2008	204,750	$14.43
Granted	143,000	13.72
Vested	(73,100)	13.82
Forfeited	(8,575)	13.79
Nonvested shares at March 31, 2008	266,075	14.24

As of March 31, 2008, there was $3.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Plan. The expense is expected to be recognized over a weighted-average period of 1.9 years. The compensation cost related to restricted stock issued under the 2004 Plan and included in operating expenses within the Condensed Consolidated Statements of Operations during the three months ended March 31, 2008 and 2007 was $0.5 million and $0.3 million, respectively. The fair value of the restricted stock awards is recognized in compensation expense as the restrictions lapse over their respective vesting periods based on their fair value on the date of grant.

The total fair value of shares vested during the three months ended March 31, 2008 and 2007 was $1.0 million and $0.1 million, respectively.

In January 2008, in conjunction with the vesting of restricted stock, several individuals elected to pay the taxes on the vested shares by allowing the Company to withhold some of the shares to cover the amount of required minimum tax withholdings. The Company withheld 23,837 shares worth $0.4 million or $16.82 per share. The price of the shares was the closing market price on the date repurchased.

9.                 Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Potential common stock equivalents amounting to 2.8 million and

6.4 million for the three-month periods ended March 31, 2008 and 2007, respectively, are excluded from the computation because their effect is anti-dilutive.

The following table presents the calculation for the number of shares used in the basic and diluted net income (loss) per share computations (in thousands):

	Three Months Ended March 31,
	2008	2007
Weighted average shares used to calculate basic net income (loss) per share	65,846	55,444
Stock options	2,770	—
Non-vested restricted stock	244	—
Weighted average shares used to calculate diluted net income (loss) per share	68,860	55,444
Basic	$0.18	$(0.36)
Diluted	$0.17	$(0.36)

10.          Comprehensive Income (Loss)

Comprehensive income (loss) includes changes to equity accounts that were not the result of transactions with stockholders. Supplemental information on comprehensive income (loss) is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$11,527	$(19,845)
Net unrealized (loss) gain on marketable securities	(6)	2
Foreign currency translation (loss)	(9)	—
Net comprehensive income (loss)	$11,512	$(19,843)

11.          Notes Payable

Notes payable amounts outstanding as of March 31, 2008, were $107.5 million. In addition, as of March 31, 2008, there were no outstanding letters of credit against the revolving loan facility. Accordingly, the remaining borrowing capacity under the revolving loan facility is $25.0 million. The weighted average interest rate as of March 31, 2008, was 5.47 percent.

The aggregate maturities of notes payable were as follows as of March 31, 2008 (in thousands):

2008 Remaining	$7,500
2009	17,500
2010	17,500
2011	17,500
2012	47,500
Total	$107,500

The Company incurred approximately $4.5 million of debt issuance costs related to these notes payable. The debt issuance costs are being amortized using the effective interest rate method over the notes payable term. For the three-month periods ended March 31, 2008 and 2007, amortization expense was $0.4 million and $0.1 million, respectively. In April 2008, the Company made a voluntary principal prepayment on the term loan A and B facilities of $5.6 million.

12.          Regulatory Requirements

thinkorswim, Inc., the registered broker dealer, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, as amended, administered by the SEC and FINRA, which requires the maintenance of minimum net capital. thinkorswim, Inc. is required to maintain net capital of the greater of 6 2/3% of aggregate indebtedness, or $0.25 million and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. thinkorswim, Inc. is also subject to the CTFC Regulation 1.17 (“Reg 1.17”) under the Commodity Exchange Act, administered by the Commodity Futures Trading Commission and the National Futures Association, which also requires the maintenance of minimum net capital to be the greater of its SEC and FINRA net capital requirement or $45,000. At March

31, 2008, the Company had net capital of $36.1 million, which was $34.6 million in excess of its required net capital of $1.5 million. The Company’s net capital ratio was 0.62 to 1.

13.          Segment Reporting

During 2007, the operations of the brokerage services segment have been included in the consolidated operations since the date of the merger. Previously reported amounts by the Company do not include the consolidated results of thinkorswim. As a result of the merger, the Company operates in the following two principal business segments:

Brokerage Services segment — This business segment is an online brokerage firm specializing in options and offers customers a broad range of products including options, equities, futures, mutual funds and bonds. The Company supports retail and active traders through its own trading platforms.

Investor Education segment—This business segment provides a full range of investor education products and services that provide lifelong learning and support to self-directed investors. The investor education products and services are offered in a variety of learning formats with courses ranging from beginning to advanced to address the needs of students on all investor levels.

Information concerning our operations by reportable segment is as follows (in thousands):

Revenue	Three Months Ended March 31,
	2008	2007

Brokerage Services segment	$42,466	$9,963
Investor Education segment	48,524	44,894
Total	$90,990	$54,857

	Three Months Ended March 31,
Income (Loss) from Operations	2008	2007

Brokerage Services segment	$17,623	$2,685
Investor Education segment	93	(21,680)
Income (loss) from operations	$17,716	$(18,995)

	As of March 31,	As of December 31,
Identifiable Assets	2008	2007

Brokerage Services segment	$421,396	$423,457
Investor Education segment	78,549	85,873
Total	$499,945	$509,330

14.          Commitments and Contingencies

At March 31, 2008, future minimum lease payments under non-cancelable operating leases, related sub-leases, and capital leases were as follows:

	Capital leases	Operating leases	Sub-lease income	Net operating leases
For the fiscal years:
2008 Remaining	$184	$1,212	$(10)	$1,202
2009	246	1,604	—	1,604
2010	105	1,162	—	1,162
2011	—	627	—	627
2012	—	294	—	294
Thereafter	—	—	—	—
Total Lease Payments	535	$4,899	$(10)	$4,889

Less: Amount representing interest (8.0%)	44

Present value of lease payments	491

Less: Current portion	216

Long-term portion	$275

The Company establishes liabilities when a particular contingency is probable and estimable. During the quarter ended March 31, 2008, amounts were accrued for certain contingencies which are both probable and estimable. The Company has one contingency which is reasonably possible, with an exposure to loss which is in excess of the amount accrued. However, the remaining reasonably possible exposure to loss cannot currently be estimated.

Approximately $8.5 million was placed in escrow at the date of the merger with thinkorswim, pending resolution of various contingencies involving legal and tax-related matters existing prior to the merger.

The Company has applied for rulings from various states on the taxability of its products to determine if its sales tax policy is supported by the various state taxing jurisdictions. During 2006, the Company received rulings from a majority of the states to which it applied. Based on these rulings, the Company accrued sale tax reserves. The Company reversed $0.6 million and $40,000 of accrued sales tax payable that were accrued in prior periods due to the expiration of state statutes during the three months ended March 31, 2008 and 2007, respectively, which is included in Selling expenses.

Occasionally, the Company is involved in certain legal actions arising in the ordinary course of business, including inquiries, investigations and proceedings with government agencies and other regulators. The Company believes that such litigation and proceedings will be resolved without a material adverse effect to its liquidity, financial position or results of operations.

The Company is cooperating with a non-public, informal inquiry by the U.S. Securities and Exchange Commission (“SEC”) relating to representations by certain presenters in certain portions of their presentations at some of the Company’s seminars. The Company has been cooperating with and intends to continue to cooperate with the SEC. Because it is ongoing, the Company cannot predict the outcome of this informal inquiry at this time, and, as a result, no conclusion can be reached as to what impact, if any, this inquiry may have on the Company or its operations.

The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company’s liquidity, financial position or results of operations.

15.          Concentration of Credit Risk

During the three-month periods ended March 31, 2008 and 2007, the Company accessed approximately 42% and 44%, respectively, of sales transaction volume for the Investor Education segment through co-marketing relationships. During 2007, these co-marketing relationships were with Success Magazine and NET Marketing Alliance. Effective August 2007, the Company ceased its relationship with NET Marketing Alliance and therefore, this partner was not included in 2008.

The Company entered into an amended marketing agreement with one of our co-marketing partners on January, 29, 2008. Under the agreement, the Company has agreed, as a portion of the consideration for services to be provided, to issue up to 150,000 shares of the Company’s common stock on each of January 2010, 2011, and 2012, contingent and based upon certain levels of sales of investor education products and services originating from the co-marketing partner channel. The value of the contingent shares will be measured in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” based upon the value of the common shares at the time the contingent shares are earned. At March 31, 2008, the Company did not record any expense related to the contingent shares as it is not probable that the co-marketing partner will meet the 2008 required performance criteria.

Credit risk is the amount of loss we would incur if a counterparty failed to perform its obligations under contractual terms. Substantially all of the clearing and depository operations of the Brokerage Services segment are performed by its clearing brokers on a fully disclosed basis pursuant to a clearance agreement.

In the normal course of business, the Company’s clearing brokers make margin loans to our customers which are collateralized by customer securities. In permitting the customers to purchase securities on margin, the clearing broker is exposed to the risk of a market decline that could reduce the value of the collateral held below the customers’ indebtedness before the collateral can be sold which could result in losses to the clearing broker. The Company’s agreement with the clearing brokers is to reimburse the clearing brokers for any losses incurred related to customers introduced by it. The exposure to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets and regulatory changes. The Company attempts to control the risk associated with customer activities by making credit inquiries when establishing customer relationships and by monitoring customer trading activity.

16.          Brokerage Service Agreement

On February 27, 2007, the Company entered into a long-term relationship and acquired certain exclusive rights and intellectual property of a group of active option traders, which was an existing customer of thinkorswim. Pursuant to a definitive agreement, the Company issued 650,000 unregistered common shares, and subject to meeting certain thresholds over annual and cumulative three-year periods, will issue an additional 950,000 contingent shares of unregistered common shares. The value of the contingent shares will be measured in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” based upon the value of the common shares at the time the contingent shares are earned. Under the agreement the Company will indefinitely be the exclusive provider for brokerage services for this group of active option traders and its customers.

Of the $10.7 million of consideration in shares issued, $1.0 million was recorded based upon the fair value of the intellectual property received and recorded in Intangible assets and the remaining $9.7 million was recorded in Other long-term assets in the accompanying Condensed Consolidated Balance Sheets. Both of these assets are being amortized over a useful life of 11 years. During the three-month periods ended March 31, 2008 and  2007, the Company amortized $0.3 million and $0.3 million, respectively, of these assets, of which $0.3 million and $0.3 million was recorded as an offset to Revenue and approximately $0.0 and $0.0 million was recorded in Cost of revenue, within the accompanying Condensed Consolidated Statements of Operations. Amortization is being recognized on an accelerated basis.

Shares that are contingent upon certain thresholds being met are recorded over the remaining performance period at the time it is probable that the performance conditions will be met. Included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007  is approximately $0.3 million and $0.8 million, respectively, related to the contingent shares, of which $0.3 million and $0.7 million, respectively, has been recorded as an offset to Revenue based on the provisions of EITF 01-9, “Accounting for Consideration Given By a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” and zero and $0.1 million, respectively, has been recorded in Cost of revenue. Based upon the current share value of common stock as of March 31, 2008, of $10.99, if the performance conditions for the current annual period ending December 31, 2008 are met, the potential amount of expense that would be recorded for the year would be $2.2 million.

17.          Special Charges

Special charges consisted of the following (in thousands):

	Three Months Ended March 31,
	2008	2007
Severance costs	$—	$127
Litigation settlement charges	393	—
Total	$393	$127

The Company recorded severance costs associated with the involuntary termination of 15 employees during the three months ended March 31, 2007. During the three months ended March 31, 2008, the Company recorded charges of $0.4 million relating to estimated litigation settlement amounts. Legal costs incurred in connection with these settlements have been included in General and administrative expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying notes included elsewhere in this Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q that are not purely historical information, including, without limitation, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Examples of such forward-looking statements include, but are not limited to, the statements concerning trends in revenue, costs and expenses; our accounting estimates, assumptions and judgments; our business plans relating to each of our products and services; the outcome of contingencies; our ability to scale our operations in response to changing demands and expectations of our customers; the level of demand for our products and services; and the competitive nature of and anticipated growth in our markets. Such forward-looking statements may be identified by words such as “believe”, “intend”, “expect”, “may”, “could”, “would”, “will”, “will be”, “will continue”, “should”, “plan”, “estimate”, “project”, “contemplate”, “anticipate”, or other words and terms of similar meaning.

Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements. Potential risks, among others, that could cause actual results to differ materially are discussed under “Item 1A Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and include but are not limited to:  the success of brand development efforts and strategic alliances; regulatory developments; the ability to compete effectively and adjust to changing market conditions; economic and political conditions generally; and the effect of competition in the brokerage and investor education markets. We assume no obligation to update or revise any forward-looking statements made herein or any other forward-looking statements we make, whether as a result of new information, future events, or otherwise.

Business Overview

Investools Inc. offers market-leading investor education and brokerage and related financial products and services for self-directed investors. Our Investor Education segment offers a full range of investor education products and services that provide lifelong learning in a variety of interactive delivery formats. Our educational products and services cover a broad range of financial products, including equity securities, options, fixed income, index products, futures, other derivatives and foreign exchange. We have more than 351,000 graduates of our foundation courses and 106,400 active subscribers to our websites.

On February 15, 2007, we merged with thinkorswim Group, Inc. (“thinkorswim”), a leading online brokerage firm and provider of related technology-based financial services to self-directed options traders and retail investors. thinkorswim® offers customers a broad range of products including equity securities, index products, exchange traded options, futures, mutual funds, bonds and foreign exchange. All securities transactions are cleared on a fully disclosed basis pursuant to a clearing agreement with our primary clearing broker, Penson Financial Services. See Note 3 to the Condensed Consolidated Financial Statements for further discussion regarding Acquisitions.

Segment Summary Results of Operations

We operate in the following two principal business segments:

Brokerage Services segment—This business segment is a leading online brokerage firm specializing in options and offers customers a broad range of products including equities, futures, mutual funds and bonds. We support retail and active traders through our own trading platforms and are widely recognized as a premier option software for order entry, professional analytical tools and real-time position management. thinkorswim was ranked by Barron’s as its top rated software-based online broker and best for options traders for 2006 and 2007.

Investor Education segment—This business segment provides a full range of investor education products and services that provide lifelong learning and support to self-directed investors. The investor education products and services are offered in a variety of learning formats with courses ranging from beginning to advanced, to address the needs of students on all investor levels.

The operations of thinkorswim have been included in our operations since the date of the merger, February 15, 2007. See Note 13 to the Condensed Consolidated Financial Statements for additional disclosure regarding Segment Reporting.

Consolidated Revenue

Our primary source of revenue for the Brokerage Services segment, which represented approximately 53% of total consolidated sales transaction volume (“STV”), a non-GAAP measure, during the first quarter of 2008, is commissions earned from our brokerage activities, which are driven largely by our customer’s trading activities. We derive commission revenues from customer transactions in options, stock, mutual funds, fixed income securities and futures and fees for spot foreign exchange (“forex”). Commission revenues and related brokerage and clearing related costs are recognized on a trade-date basis. Interest revenue and fees consists primarily of income generated by customer cash and money market funds held by our clearing broker, net of interest paid to customers on their credit balances and charged to customers on margin balances. Interest income is recorded when earned. We receive payment for order flow from liquidity providers where customers’ orders are routed. Payment for order flow is accrued when earned based on the respective trades generating such payments. Revenue from our Investor Education segment represented approximately 47% of total consolidated STV during the first quarter of 2008.  Investor Education segment STV, a non-GAAP measure, represents sales transactions generated in each period before the impact of recognition of deferred revenue from prior periods, for services performed in the current period, and the deferral of current period sales for services to be performed in the future. We believe that STV is an important measure of business performance for the Investor Education segment.

Revenue from our Investor Education segment is derived from: (i) the initial education sales of our products and services as a result of marketing efforts from us or one of our marketing partners across multiple marketing channels which include, but are not limited to, television, online banner, paid and organic search, print, direct mail, radio and email direct marketing campaigns which drive customers to either a free preview of investor education products offered at locations near the prospect or the opportunity to speak with a telesales representative about the products offered; and (ii) the continuing education sales of products and services to graduates as a result of continued interaction with us in workshops, periodic email and direct mail communications and through access to coaches and instructors.

The combined sales volume of our Brokerage Services and Investor Education segments is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Brokerage Services segment revenue
Commissions	$26,258	$6,084
Interest and dividends	7,668	2,028
Other brokerage related revenue	8,540	1,851
Brokerage Services segment revenue	42,466	9,963

Investor Education segment revenue
Workshop	$6,707	$12,564
Coaching services	13,749	22,066
Home study/Online courses	10,701	16,077
Webtime renewals	5,849	8,447
Other revenue	313	536
Total Investor Education sales transaction volume (“STV”)	37,319	59,690
Change in deferred revenue	11,205	(14,796)
Investor Education segment revenue	48,524	44,894
Total Consolidated Revenue	$90,990	$54,857

Cost of Revenue

The largest components of cost of revenue include investor education solicitation and fulfillment costs, which include employee sales commissions, partner commissions, travel and venue expenditures and credit card fees paid in connection with education sales. These costs are expensed as incurred at the inception of the sales transaction and are therefore recorded in the period of sale, not as the revenue is recognized. Employee compensation and benefits include salaries, bonuses, and related benefit costs for employees in both segments. Brokerage, clearing and other related fees include fees to clearing organizations, exchanges, third-party broker dealers and independent registered representatives.  Our cost of sales is detailed as follows (in thousands):

	Three months ended March 31,
	2008			2007
		% of STV	% of Revenue		% of STV	% of Revenue
Partner commissions	$5,982	8%	7%	$9,338	13%	17%
Payroll cost	10,134	12%	11%	11,004	16%	20%
Brokerage, clearing and other related fees	7,073	9%	8%	1,339	2%	2%
Depreciation and amortization	4,732	6%	5%	2,574	4%	5%
Other	6,579	8%	7%	8,350	12%	15%
Cost of Revenue	$34,500	43%	38%	$32,605	47%	59%

Selling Expense

The largest component of selling expense is the marketing costs across multiple marketing channels which include, but are not limited to, television, online banners, paid and organic search, print, direct mail, radio and email direct marketing campaigns. These marketing efforts drive customers to either a free preview of investor education products offered at nearby locations, to purchase online and/or the opportunity to speak with a telesales representative about the products offered. Advertising costs are expensed as incurred, except for production costs, which are expensed when the first broadcast airs. Payroll costs included in selling expenses relate to the salaries, commissions and associated employee benefit costs paid to certain employees for customer acquisition, at our live education events or via our telesales groups. Our selling expense is detailed as follows (in thousands):

	Three months ended March 31,
	2008		2007
		% of Revenue		% of Revenue
Marketing	$13,898	15%	$14,708	27%
Payroll	2,821	3%	2,252	4%
Other	2,398	3%	2,510	4%
Total selling expense	$19,117	21%	$19,470	35%

General and Administrative Expense

The largest component of general and administrative expenses is the salary, bonus and related benefit costs for employees in both segments. Lease expenses on office space, professional fees, technology, licensing, hosting, depreciation expenses related to the deployment of internal system and general travel and other miscellaneous expenses are also included in general and administrative expenses.  The following table details our general and administrative expenses (in thousands):

	Three months ended March 31,
	2008		2007
	2008	% of Revenue	2007	% of Revenue
Payroll	8,191	9%	14,680	27%
Other	11,073	12%	6,970	12%
Total general and administrative expense	$19,264	21%	$21,650	39%

Operating Data

The following table sets forth certain statistical data for each segment for the periods presented below:

	Three Months Ended March 31,
	2008	2007
Brokerage Services segment operating data: (1)
Trading Days	61.0	61.0

New Retail Accounts Opened (2)	23,400	16,475
New Funded Retail Accounts	10,550	8,125
Period –End Funded Retail Accounts	66,950	29,925

Retail Daily Average Revenue Trades (“DARTS”)(3)	45,400	15,200
Active trader DARTs (4)	41,900	20,700
Total DARTs	87,300	35,900

Total Trades	5,322,000	2,192,000

Ending Client Assets ($MM)	$2,690	$1,420
Average Client Equity/Retail Account	$39,700	$46,100
Retail Commission Per Trade	$8.55	$10.55

Investor Education segment operating data:
Initial Education Sales Transaction Volume % (5)	14%	18%
Continuing Education Sales Transaction Volume % (6)	86%	82%
Total Paid Graduates (7)	10,430	10,370
Ending Active Subscribers (8)	106,400	90,800

(1)  Brokerage Services information is included in operating data from the merger date.

(2)  Accounts opened represent accounts that have initiated the application process with the intent to fund.

(3)  Retail DARTs are trades executed using the retail thinkorswim platform.

(4)  Active Trader DARTs are trades executed using an active trader platform such as thinkpipes.

(5)  Initial education revenues consist of the sales to students at the initial workshops and sales to new students via our telesales groups. Once the student completes this initial education, which consists primarily of the Foundation Course and the Forex Course, they are considered a graduate.

(6)  Continuing education revenues consist of sales of advanced products and services sold to graduates.

(7)  Total graduates include customers who purchased the Foundation Course and/or the Forex Course as a result of direct or indirect marketing efforts.

(8)  Active subscribers are those customers who have an active subscription to Investools Online, Investools FX Online or Prophet.net  as of the end of the period.

Three Months Ended March 31, 2008 Versus Three Months Ended March 31, 2007

thinkorswim operations are included in the Condensed Consolidated Financial Statements from the merger date of February 15, 2007 through March 31, 2008.

Consolidated Revenue

Revenue increased by $36.1 million for the three month period ended March 31, 2008, when compared to the same period in 2007, of which $32.5 million of the increase resulted from the partial period revenue of thinkorswim in 2007 and continued revenue growth in 2008. The increase is also attributable to continued fulfillment of our base of deferred revenue related to education products and services sold in current and prior periods.

Brokerage Services Segment

We entered into the Brokerage Services segment on February 15, 2007 with the merger with thinkorswim.  Brokerage Services Sales Transaction Volume increased approximately 326 percent during the first quarter of 2008 over the first quarter of 2007, primarily due to the fact that we have revenue from brokerage services during the entire three months in 2008, compared to one and a half months in 2007.  During the three month period ended March 31, 2008, the Brokerage Services segment had approximately $42.5 million of revenue. Commission revenue, which made up $26.3 million was primarily a result of the commissions earned on the trading activity of the 66,950 retail funded accounts that existed at March 31, 2008. Those accounts had daily average revenue trades of 45,400 during this period. Interest income is primarily earned from our clearing firm based on a negotiated rate that takes into account interest earned by our clearing firm on customer credit cash balances and charges to customers on margin balances. As of March 31, 2008, the average client balance was $39,700, of which a portion was held in cash. We also earned payment for order flow on trades made during the quarter. Total trades were approximately 5.3 million during the three months ended March 31, 2008.

Investor Education Segment

Investor Education Sales Transaction Volume decreased approximately 37 percent for the three month period ended March 31, 2008, when compared to the same period in 2007.  The decrease was attributed to a number of factors, including a decrease in the number of graduates from our partner marketed channels, mostly attributed to the loss of one of our partners (NET Marketing Alliance) during the third quarter of 2007. We implemented an over 50 percent price reduction, on a year over year basis, for the initial education product, resulting in an increase in volume of Investools marketed graduates. The decline in partner marketed graduates was offset by this increase in the number of Investools marketed graduates.

Change in Deferred Revenue

Change in deferred revenue increased $26.0 million for the three months ended March 31, 2008, compared to the same period in 2007.  The change in deferred revenue is made up of two components. First, additions to deferred revenue include current period sales of products and services that have a future fulfillment date, which include coaching services, workshops, online courses and website subscription renewals. Bundled sales including deferred revenue components are added to deferred revenue and revenue is recognized as services to the student are rendered. Second, recognition of previously deferred revenue includes revenue recognized over either (1) the passage of time for subscription based products such as toolbox, coaching subscriptions or online courses or (2) based on fulfillment of products or services for certain coaching services and workshops. The primary reason for the decrease was the decrease in overall sales transaction volume in the comparative quarters, the combination of products and services sold during the current year, as well as the mix of products that existed in our deferred revenue liability account.

Cost of Revenues

Overall cost of revenue increased approximately 6 percent during the three month period ended March 31, 2008, compared to the same period in 2007.  This was primarily due to the fact that we have cost of revenue from brokerage services during the entire three months in 2008 compared to one and a half months during 2007.  As a percentage of STV, cost of revenues decreased during the three months ended March 31, 2008 compared to the three months ended March 31, 2007, as the brokerage services segment grew as a percent of overall top line sales and has a lower cost of revenues as a percentage of STV.

Partner commissions, which relate solely to the Investor Education segment, decreased $3.4 million for the three month period ended March 31, 2008 compared to the same period in 2007, due to a change in the mix of STV generated through partnership channels. This is partially due to the loss of a marketing partner during 2007 and reflective of the decreased number of partner marketed graduates.

Payroll costs include employee commissions based on a percentage of sales achieved from our Investor Education events or telesales groups, certain fixed wages related to the brokerage trade desk and education coaching services and the associated employee benefit costs. Payroll costs, which decreased by $0.9 million in the three month period ended March 31, 2008, when compared to the same period in 2007, were impacted by incremental costs associated with accounting for the Brokerage Services segment for the full three month period offset by a decline in certain Investor Education fulfillment costs as a result of lower levels of STV and the continued transition to online coaching formats that provide efficiencies as we service more students.

Brokerage, clearing and other related fees, which relate solely to the Brokerage Services segment, increased approximately $5.7 million during the first quarter of 2008 compared to the first quarter of 2007.  These expenses include fees to clearing organizations, exchanges, third-party broker dealers and independent registered representatives. The increase is also impacted by incremental costs associated with accounting for the Brokerage Services segment for the full three month period and also due to increased transaction volumes.

Depreciation and amortization increased approximately $2.2 million during the three month period ended March 31, 2008, when compared to the same period in 2007, primarily due to amortization of intangibles and other assets related to the thinkorswim merger.

Other cost of revenue is primarily comprised of amounts directly related to Investor Education sales transaction volume including travel expenditures, venue costs, material costs and credit card fees. In addition, data and quotation service costs related to brokerage services are also included in other cost of revenue since the merger, resulting in a full quarter of expense for the quarter ended March 31, 2008 compared to one and a half months of expense for 2007.  Travel and venue were impacted by incremental costs associated with the 2007 Investools investor conference of $1.5 million; no such event was held in the first quarter of 2008.  This increase was offset by a decrease in costs due to a decreased number of events in the quarter ended March 31, 2008 and efforts to fulfill more products and services online.

Selling Expense

Total selling expense remained relatively flat during the three month period ended March 31, 2008, when compared to the same period in 2007, primarily due to incremental costs associated the Brokerage Services segment offset by a decrease in marketing expense in the Investor Education segment.

Marketing costs decreased approximately 6 percent during the three month period ended March 31, 2008, when compared to the same period in 2007, primarily due to decreased spending related to our Investools branded events, which are marketed via various media channels including television, online, print and radio and also due to a lower number of events and a reduction of events in high cost markets in 2008.

Payroll expense increased approximately 25 percent during the three month period ended March 31, 2008, when compared to the same period in 2007, primarily as a result of the incremental payroll costs associated with the education group within thinkorswim, known as OptionPlanet. The costs associated with delivering the OptionPlanet courses are included in selling expense from the date of the merger in 2007 and for the entire quarter ended March 31, 2008.

General and Administrative

General and administrative expenses decreased $2.4 million for the three month period ended March 31, 2008, when compared to the same period in 2007. The primary driver of the decrease was a reduction in compensation expense relating to the modification of an option agreement of the chief executive in connection with the merger with thinkorswim, resulting in compensation expense in the quarter ended March 31, 2007 of approximately $8.5 million. This decrease was partially offset by the increase in general and administrative expenses associated with thinkorswim as the first quarter of 2007 included one and a half months of expense and the quarter ended March 31, 2008 includes a full quarter of expenses.  During the current year, we have also experienced an increase in technology, licensing, professional fees and hosting expenses as well as depreciation expenses related to the current year deployment of internal systems.

Income (Loss) from Operations

The Investor Education segment operating margin improved by $21.8 million for the three month period ended March 31, 2008, when compared to the same period in 2007. The decline in loss from operations is mostly attributed to a $26.0 million increase in revenue fulfilled and recognized during the year, a decrease in current quarter STV and a slight increase in the level of operating expenses in the business. The Brokerage Services segment had operating margin of $2.7 million during the one and a half months from the merger date through March 31, 2007, compared to an operating margin of $17.6 million for the quarter ended March 31, 2008.  This increase in operating margin is due to the growth in operations for the Brokerage Services segment.

Interest Income

Interest income for the three month period ended March 31, 2008, when compared to the same period in 2007, decreased by $0.2 million, primarily due to reduced returns on cash and investment balances as interest rates have declined.

Interest Expense

Interest expense for the three month period ended March 31, 2008, when compared to the same period in 2007, increased by $2.7 million due to the interest recognized on notes payable incurred as a result of the thinkorswim merger and also due to the interest expense associated with the interest rate swap as interest rates have declined since the year ago period.

Income Taxes

During the three month period ended March 31, 2008, income tax expense of approximately $2.5 million was recorded based on our estimated effective tax rate applied to income from operations during the quarter.  There is now a year of history since the merger and we have determined that the use of the annual effective tax rate should be utilized in calculating tax expense for interim periods. Certain discrete or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in our effective tax rates from quarter to quarter.

The net operating losses and associated valuation allowance reductions have been considered in estimating our annual effective tax rate.  Additionally, part of the tax expense is due to the utilization of net operating losses associated with a prior acquisition that had a valuation allowance established in purchase accounting and subsequent recognition and usage of these net operating losses in fiscal year 2008 resulted in a decrease to goodwill for the reversal of the valuation allowance and an offsetting increase in income tax expense.

During the three month period ended March 31, 2007, income tax expense of approximately $33,000 was recorded due to an increase in an indefinite-lived deferred tax liability which, under the rules of Statement of Financial Accounting Standards No. 109 (“FASB 109”), “Accounting for Income Taxes”, was not allowed to replace part of the valuation allowance against deferred tax assets.  Accordingly, the effect of this increase resulted in tax expense.

Liquidity

Cash Flows

At March 31, 2008, our principal sources of liquidity consisted of $58.3 million of cash and cash equivalents as compared to $63.1 million of cash and cash equivalents and marketable securities at December 31, 2007. Subsequent to March 31, 2008, we used $5.6 million for a voluntary prepayment on our notes payable.

Net cash provided by operating activities was $7.9 million for the three months ended March 31, 2008, compared to $(7.6) million for the three months ended March 31, 2007. The primary reason for the increase in operating cash flows was a $31.4 million increase in net income and $11.6 million decrease in accounts receivable primarily offset by a $25.9 million decrease in deferred revenue.

At March 31, 2008, net working capital increased by $1.2 million to $38.8 million, compared to $37.6 million at December 31, 2007, after excluding the change in the current portion of deferred revenue, which is substantially a non-cash liability. The increase in net working capital was primarily due to a decrease in accrued payroll due to timing of bonus payouts, offset by an increase in accounts payable and decreases in cash and marketable securities at March 31, 2008 compared to December 31, 2007.

At March 31, 2008, we had no marketable securities compared to $1.5 million at December 31, 2007.  During the three months ended March 31, 2008, we redeemed our remaining two securities which provided $1.5 million in proceeds, as compared to $15.3 million in proceeds provided from the sale of investments in connection with the February 15, 2007 close of the merger with thinkorswim.

During the three months ended March 31, 2008, several individuals elected to pay the taxes on the vested shares by allowing us to withhold some of the shares to cover the amount of required minimum tax withholdings. We withheld 23,837 shares worth $0.4 million or $16.82 per share.

 We expect to continue to use our liquid assets to invest in our infrastructure and fund our operations.

Credit Agreement with JPMorgan

In connection with the merger with thinkorswim, on February 15, 2007 we entered into a Credit Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and with other lenders from time to time parties thereto.

The Credit Agreement provides for $125 million in senior secured term loan facilities and a $25 million senior secured revolving loan facility. The senior secured term loan facilities are comprised of a five-year $50 million senior secured term loan A facility, and a five-and-a-half year $75 million senior secured term loan B facility. The revolving loan facility has a five-year term. The Credit Agreement includes an expansion feature with respect to the term loans pursuant to which we may request an increase in the permitted aggregate term loan borrowings of up to $25 million. The borrowings under the new Credit Agreement are guaranteed by substantially all of our material wholly-owned domestic subsidiaries (other than thinkorswim, Inc. and certain immaterial subsidiaries).

Loans under the term loan A facility bear interest, at the borrower’s option, initially, at (1) a rate equal to the London interbank offered rate (with adjustments for statutory reserve requirements), or LIBOR, plus an applicable margin or (2) a rate equal to the higher of (a) the prime rate of JPMorgan and (b) the federal funds effective rate plus 0.50 percent (the “ABR”), plus an applicable margin. After the delivery by us to the administrative agent of our financial statements for the second full fiscal quarter completed after the closing date, the applicable margins for borrowings under the term loan A facility and the revolving credit facility were reduced subject to a leverage-based pricing grid. Loans under the term B facility bear interest at fixed rates of (1) ABR plus 2.25 percent per annum in the case of ABR loans, or (2) LIBOR plus 3.25 percent per annum in the case of LIBOR loans.

Interest payments on both the term loan A and B facilities are due at the end of every calendar quarter.  In addition to interest, principal payments of $2.5 million are due on the term loan A facility at the end of every calendar quarter, beginning June 30, 2007 through February 2012. In addition to quarterly interest payments, principal payments of $7.5 million are due annually on the term loan B facility, beginning at the end of March 2008 through March 2012. In August 2012, a $37.5 million balloon payment on the term loan B facility is due.

The Credit Agreement also calls for prepayment of loan facilities if certain conditions are met. This prepayment requirement commences with the fiscal year ended December 31, 2007, and is calculated as an amount equal to 50% of “excess cash flow” for each fiscal year. Excess cash flow is defined within the Credit Agreement as consolidated net income plus certain non-cash items and decreases in net working capital; minus capital expenditures, decreases in deferred revenue and 50% of cash paid for qualifying acquisitions. If applicable, the annual prepayment is due within 90 days of each fiscal year end.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to us and our subsidiaries, including, among other things, restrictions on indebtedness, liens, fundamental changes, investments and acquisitions, sales of assets, sale leasebacks, mergers and consolidations, dividends and other distributions, redemptions, hedging agreements, transactions with affiliates, and maximum fixed charge and total leverage ratios. The Credit Agreement also includes customary events of default, including the occurrence of a change in control.

If an event of default under the Credit Agreement shall occur and be continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable.

Summary

We expect that our current cash, cash equivalents and credit amounts available through JPMorgan, along with our cash flows from operations, will be sufficient to meet our working capital and other capital requirements for the foreseeable future. We anticipate allocating our cash resources among three primary areas: internal growth strategies, additional acquisition opportunities, and the continuing buyback of our common stock.

Contractual Obligations and Commercial Commitments

We have various financial obligations and commitments in the ordinary course of conducting business. We have contractual obligations requiring future cash payments under existing contractual arrangements, such as management and consulting agreements.  There were no significant changes to our contractual obligations and contingent liabilities and commitments during the first three months of 2008 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of March 31, 2008 (in thousands):

Payments due by period	Capital leases(1)	Operating leases(2)	Data & communication purchase agreements(3)	Notes Payable(4)	Management employment agreements(5)	Total contractual obligations
Remaining 2008	$184	$1,212	$2,460	$7,500	$1,460	$12,816
1 — 3 Years	351	2,766	668	35,000	2,773	41,558
Thereafter	—	921	—	65,000	—	65,921
Total Payments	535	$4,899	$3,128	$107,500	$4,233	$120,295

Less: Amount representing interest (8.0%)	44

Present value of lease payments	491

Less: Current portion	216

Long-term portion	$275

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

(4)           In connection with the note payable outstanding as of March 31, 2008, the interest rate on the term A facility of $40.0 million was 4.67 percent and on the term B facility of $67.5 million was 5.95 percent. Rates are subject to change. The Credit Agreement requires that we enter into, and for a period of not less than three years, beginning March 30, 2007, maintain in effect, one or more hedging agreements, the effect of which is to fix or cap the interest rates applicable to at least 50 percent of the loan amounts. The interest amounts, adjusted for the market value of any hedging agreements, are not included in the table above. At the current interest rates, estimated interest paid would be approximately $18.4 million over the remaining life of the notes payable, without adjustment for the market value of any hedging agreements. In April 2008, we made a $5.6 million voluntary prepayment on our notes payable.

(5)           We have entered into agreements with certain senior executives that require us to make cash payments over contractual periods. The amounts in the table above relate to obligations owing at March 31, 2008. During February 2007, we renewed the employment contracts of three senior executives over two and three-year terms.

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Condensed Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  Except as discussed in the paragraph below, there have been no significant changes to our critical accounting policies during the first three months of 2008 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Fair Value Measurements

On January 1, 2008, we adopted certain provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“Statement”) No. 157,  Fair Value Measurements  (“FAS 157”), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of FAS 157 adopted on January 1, 2008 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and did not have a material impact on the our consolidated financial statements. The provisions of FAS 157 related to other nonfinancial assets and liabilities will be effective for Investools on January 1, 2009, and will be applied prospectively. We are currently evaluating the impact that these additional FAS 157 provisions will have on our consolidated financial statements. See Note 2 and 4 for further discussion.

In February 2007, the FASB issued Statement No. 159, Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“FAS 159”). This Statement permits entities to choose to measure selected financial assets and liabilities at fair value and report unrealized gains and losses on these instruments in earnings. FAS 159 was effective January 1, 2008. We did not elect the fair value option. Our adoption of FAS 159 did not have a material impact on our results of operations or financial position.

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

In connection with the merger with thinkorswim on February 15, 2007, we entered into a credit agreement with JPMorgan Chase Bank wherein we were provided a senior secured variable rate term loan of $125 million to fund a portion of the cash purchase price. On March 30, 2007, we entered into an interest rate swap that fixed approximately half of the loan facility. Based on this outstanding debt obligation, a 1.0% increase in interest rates would increase our annual interest expense and related cash payments by approximately $0.5 million; a decrease of 1.0% in interest rates would decrease our annualized interest expense and related cash payments by approximately $0.5 million. Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods.

thinkorswim, Inc. earns a net interest spread from our outsourced clearing firm on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances. The profitability of our margin lending activities depends to a great extent on the difference between interest income earned on margin loans and investments of customer cash and the interest expense paid on customer cash balances and borrowings through our clearing firms. Based on our interest income during the three months ended March 31, 2008, a 1.0% decline in interest rates would have resulted in a $2.0 million decline in interest income. Further, a 1.0% increase in interest rates would have resulted in a $1.9 million increase in interest income.

Item 4.                          Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the securities Exchange Act of 1934, as amended) were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II - OTHER INFORMATION

Item 1.                          Legal Proceedings

We are cooperating with a non-public, informal inquiry by the SEC relating to representations by certain presenters in certain portions of their presentations at some of our seminars. We have been cooperating with and intend to continue to cooperate with the SEC. Because it is ongoing, we cannot predict the outcome of this informal inquiry at this time, and, as a result, no conclusion can be reached as to what impact, if any, this inquiry may have on us or our operations.

We are involved in various other claims, suits, investigations and legal proceedings that arise from time to time in the ordinary course of our business.  Additional information regarding legal proceeding can be found under the “Commitments and Contingencies” footnote to the Condensed Consolidated Financial Statements.   Although we do not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, we could in the future incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period.

Item 1a.                    Risk Factors

There have been no material changes from the risk factors previously disclosed in the Registrant’s Form 10-K for Fiscal Year Ended December 31, 2007.

Item 2.                         Unregistered Sales of Equity Securities and Use of Proceeds

(a)         We entered into an amended marketing agreement with one of our co-marketing partners on January 29, 2008.   Under the agreement, the Company has agreed, as a portion of the consideration for the services to be provided, to issue up to 150,000 shares of unregistered restricted stock on each of January 2010, 2011 and 2012, contingent and based upon certain levels of sales of Investor education products and services orginating from the co-marketing partner channel.  These shares when and if issued will be exempt from registration under the Securities Act as a private offering under Section 4(2) of the Securities Act.  Such issuance will not involve a public offering and no underwriting commissions or discounts have been or will be paid.

(b)        Not applicable.

(c)         The following table provides information with respect to the shares of common stock repurchased by us during the first  quarter of fiscal year 2008.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2008 - January 31, 2008	23,837	(1)	$16.82	—	—
February 1, 2008 - February 29, 2008	—		$—	—	—
March 1, 2008 - March 31, 2008	—		$—	—	—
Total	23,837		$16.82	1,557,603	1,942,397

(1)	Represents shares of our common stock that were tendered in satisfaction of tax withholding requirements for vested restricted common stock granted under the 2004 Restricted Stock Plan.
(2)

In June 2004, the board of directors authorized a stock repurchase program under which we can repurchase up to 3.5 million shares of our common stock over a two-year period. In June 2006, the Board of Directors extended the program for an additional two years. As of March 31, 2008, 1.6 million cumulative shares have been purchased under the stock repurchase program, and a maximum of 1.9 million additional shares may be purchased under the program.

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

Date: May 9, 2008