Form 10-Q
period 2008-06-30
THINKORSWIM GROUP INC.
filed 2008-08-08
CIK 1145124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED June 30, 2008

Commission File Number: 000-52012

thinkorswim Group Inc.
(Formerly known as Investools Inc.)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock: 66,095,027 as of August 1, 2008

THINKORSWIM GROUP INC. AND SUBSIDIARIES
Report on Form 10-Q
Quarter Ended June 30, 2008

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THINKORSWIM GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$64,536	$61,579
Marketable securities	—	1,501
Accounts receivable, net of allowance ($183 and $198, respectively)	7,689	11,131
Receivable from clearing brokers	8,269	5,503
Deferred tax assets	15,151	13,496
Other current assets	9,776	9,622
Total current assets	105,421	102,832

Long-term restricted cash	373	389
Goodwill	208,880	208,776
Intangible assets, net of accumulated amortization ($24,810 and $17,330, respectively)	125,107	132,587
Software development cost, net of accumulated depreciation ($5,776 and $3,363, respectively)	26,819	26,939
Furniture and equipment, net of accumulated depreciation ($10,770 and $8,726, respectively)	7,064	8,007
Other long-term assets	27,838	29,800

Total assets	$501,502	$509,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of deferred revenue	$107,225	$124,486
Other current liabilities	15,693	17,825
Accounts payable	10,410	8,896
Accrued payroll	7,190	13,278
Accrued tax liabilities	10,312	7,544
Current portion of capitalized lease obligations	227	212
Current portion of notes payable	17,500	17,500
Total current liabilities	168,557	189,741

Long-term portion of deferred revenue	28,988	37,384
Long-term portion of capitalized lease obligations	222	330
Long-term portion of notes payable	81,900	100,000
Deferred tax liabilities	24,441	18,487
Other long-term accrued liabilities	1,264	1,493
Total liabilities	305,372	347,435

Stockholders’ equity:
Common stock $0.01 par value (66,092 and 65,655 shares issued and outstanding, respectively)	661	656
Additional paid-in capital	335,073	331,006
Accumulated other comprehensive income	13	20
Accumulated deficit	(139,617)	(169,787)
Total stockholders’ equity	196,130	161,895

Total liabilities and stockholders’ equity	$501,502	$509,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

THINKORSWIM GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$96,991	$79,744	$187,981	$134,601
Costs and expenses
Cost of revenue	34,323	37,293	68,823	69,898
Selling expense	14,220	16,895	33,337	36,365
General and administrative expense	20,333	15,425	39,597	37,075
Special charges	726	838	1,119	965
Total costs and expenses	69,602	70,451	142,876	144,303

Income (loss) from operations	27,389	9,293	45,105	(9,702)

Other income (expense)
Interest expense, net	(264)	(2,309)	(4,454)	(3,777)
Interest income	272	209	727	861
Other	—	7	14	7
Other income (expense)	8	(2,093)	(3,713)	(2,909)

Net income (loss) before income taxes	27,397	7,200	41,392	(12,611)
Income tax provision	8,754	1,117	11,222	1,150

Net income (loss)	$18,643	$6,083	$30,170	$(13,761)

Net income (loss) per common share:
Basic	$0.28	$0.09	$0.46	$(0.23)
Diluted	$0.27	$0.09	$0.44	$(0.23)

Weighted average common shares outstanding — basic	66,043	65,379	65,944	60,368
Weighted average common shares outstanding — diluted	68,754	68,416	68,807	60,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

THINKORSWIM GROUP INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$30,170	$(13,761)
Reconciling adjustments:
Depreciation and amortization	11,937	9,074
Deferred taxes	4,982	724
Stock compensation expense	4,278	11,534
Amortization of exclusivity rights	604	586
Contingent shares in connection with exclusivity rights and intellectual property acquired	—	1,326
Amortization of debt issuance costs	560	451
Increase in fair value of interest rate swap, included in interest expense	(232)	(566)
Provision for sales return reserve	797	588
Provision for lease termination	—	136
Provision for bad debt	—	264
Loss on sale of assets	7	21
(Gain) loss on marketable securities	(7)	4
Changes in operating assets and liabilities, net of the effect of acquired businesses:
Accounts receivable	3,442	(13,047)
Receivable from clearing brokers	(2,766)	(4,533)
Income tax receivable	—	26
Other assets	(114)	2,587
Accounts payable	1,378	(4,245)
Deferred revenue	(25,657)	19,302
Accrued payroll	(6,088)	676
Other liabilities	(1,458)	(2,886)
Accrued tax liabilities	2,768	7
Net cash provided by operating activities	24,601	8,268

Cash flows from investing activities:
Proceeds from the sale or maturity of marketable securities	1,501	19,341
Proceeds from the sale of equipment	—	25
Payments for capitalized software development costs	(3,910)	(7,898)
Purchases of furniture and equipment	(1,007)	(2,243)
Cash held in escrow	758	(8,485)
Cash paid in business acquisitions, net of cash received	(758)	(149,262)
Net cash used in investing activities	(3,416)	(148,522)

Cash flows from financing activities:
Payments on capital leases	(93)	(91)
Payments on notes payable	(18,100)	(2,500)
Changes in restricted cash	16	(5)
Proceeds from notes payable	—	125,000
Payment of debt issuance costs	—	(4,539)
Minimum tax withholding on restricted stock awards	(430)	—
Proceeds from exercise of stock options	379	598
Net cash (used in) provided by financing activities	(18,228)	118,463

Effect of exchange rate on cash and cash equivalents	—	—

Increase (decrease) in cash and cash equivalents	2,957	(21,791)
Cash and cash equivalents:
Beginning of period	61,579	52,923

End of period	$64,536	$31,132

Supplemental disclosures of cash flow information:
Cash paid for interest, net	$4,042	$3,865
Cash paid for taxes	$2,279	$—

Supplemental non-cash disclosures:
Equipment financed with capital lease obligations	$—	$34
Exclusivity rights and intellectual property financed through stock	$—	$10,710
Litigation settled with stock	$—	$2,762
Software development costs financed with stock	$(184)	$61
Software development, and furniture and equipment costs financed through accounts payable and other liabilities	$571	$2,996
Reversal of deferred tax valuation allowance through goodwill	$654	$1,048

See Note 3 for additional information about the merger with thinkorswim Holdings Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements.

THINKORSWIM GROUP INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.                 Basis of Presentation

thinkorswim Group Inc., a leading provider of online brokerage and investor education services completed the conversion of its corporate identity from Investools Inc. on June 6, 2008. The Condensed Consolidated Financial Statements include the accounts of thinkorswim Group Inc. and its wholly-owned subsidiaries (the “Company” or “thinkorswim”). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”) and do not include all the information and footnotes required by accounting principles generally accepted in the United States. However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods. The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

2.                 Summary of Significant Accounting Policies

Use of Estimates

Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosed amounts of contingent assets and liabilities and the reported amounts of revenues and expenses. Management believes the most significant estimates and assumptions are associated with the valuation of intangibles, goodwill, income taxes, and revenue recognition. If the underlying estimates and assumptions, upon which the financial statements are based, change in future periods, actual amounts may differ from those included in the accompanying Condensed Consolidated Financial Statements.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company has utilized the effective annual tax rate for interim reporting for the three and six month periods ended June 30, 2008. Under this method generally accepted accounting principles require that the interim period tax provision be determined as follows:

•                  At the end of each quarter, the Company estimates the tax that will be provided for the fiscal year stated as a percentage of estimated “ordinary” income for the fiscal year. The term ordinary income refers to income from continuing operations before income taxes, excluding significant unusual or infrequently occurring items.

•                  The estimated annual effective tax rate is applied to the year-to-date “ordinary” income at the end of each quarter to compute the year-to-date tax applicable to ordinary income. The tax expense or benefit related to ordinary income in each quarter is the difference between the most recent year-to-date and the prior quarter year-to-date computations.

•                  The tax effects of significant unusual or infrequently occurring items are recognized as discrete items in the interim period in which the event occurs.

The determination of the annual effective tax rate is based upon a number of significant estimates and judgments, including the estimated annual pretax income of the Company in each tax jurisdiction in which it operates and the development of tax planning strategies during the year. In addition, the Company’s tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits and reviews, as well as other factors that cannot be predicted with certainty. As such, there can be significant volatility in interim tax positions.

Accounting Pronouncements Issued Not Yet Adopted

On January 1, 2008, the Company adopted certain provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of FAS 157 adopted on January 1, 2008 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and did not have a material impact on the Company’s Condensed Consolidated Financial Statements. The provisions of FAS 157 related to other nonfinancial assets and liabilities will be effective for the Company on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact that these additional FAS 157 provisions will have on the Company’s Condensed Consolidated Financial Statements.

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

In March 2008, the FASB issued SFAS No. 161, “ Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133”  (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS No. 133 and generally increases the level of disaggregation that will be required in an entity’s financial statements. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact that SFAS 161 will have on our consolidated financial statements.

3.                 Acquisitions

thinkorswim Holdings, Inc.

In September 2006, the Company and thinkorswim Holdings, Inc.(“thinkorswim Holdings”), prior to June 6, 2008 known as thinkorswim Group Inc., a Delaware corporation, entered into an Agreement and Plan of Merger pursuant to which the Company would acquire 100% of the outstanding stock of thinkorswim Holdings. On February 15, 2007, the Company’s wholly-owned subsidiary, Atomic Acquisition Corp., merged with and into thinkorswim Holdings, and the results of thinkorswim Holdings’ operations have been included in the Condensed Consolidated Financial Statements since that date. The total purchase price of $360.6 million included cash of $182.5 million, shares of common stock worth $167.1 million (19.1 million shares of common stock), and $11.0 million in direct acquisition costs. In connection with the merger, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. provided the Company a senior secured term loan of $125.0 million to fund a portion of the cash purchase price.

As part of the Merger Agreement, the Company agreed to issue up to a maximum of 728,608 additional shares of common stock to thinkorswim Holdings shareholders in the event the stock’s average trading price fell below $8.75 per share during the twenty-day period prior to certain dates subsequent to the Merger (with an $8.00 floor on such share price). No such additional shares have been issued as of June 30, 2008. Of the remaining additional shares that may be issuable under the Merger Agreement, up to a maximum of 117,586 and 100,788 shares could be issuable as of February 15, 2009 and February 15, 2010, respectively (or, in each case, such later date when a shelf registration statement is first effective for the shares that become freely transferable as of such date) if the trading price falls below $8.75 as described above prior to such dates. At the time the Merger was announced, the fair market value of the Company’s stock was $8.59. Because the additional shares are contingently issuable if the price falls below $8.75 per share, the value of the portion of the purchase price attributable to the issuance of common stock has been increased to $8.75 per share in accordance with EITF No. 97-15, “Accounting for Contingency Arrangements Based on Security Prices in a Purchase Business Combination “.

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

Current assets (including cash of $40.9 million)	$57,280
Property and equipment	2,411
Intangible assets:
Customer relationships (13 years)	93,400
Trade name (indefinite)	16,100
Non-compete agreements (3 years)	2,500
Technology (7 years)	28,950
Goodwill	191,243
Deferred tax assets	48,533
Total assets acquired	440,417

Current liabilities	(25,392)
Deferred tax liability related to value assigned to intangibles	(54,385)
Total liabilities assumed	(79,777)
Net assets acquired	$360,640

The goodwill that was recorded in this acquisition is associated with the Brokerage Services segment. None of the recorded goodwill is tax deductible. Of the total value assigned to intangible assets, $16.1 million was allocated to trade names, which are not subject to amortization.

In connection with the merger with thinkorswim Holdings, certain employees and consultants of thinkorswim Holdings have the opportunity to participate in a retention bonus pool which equals, in the aggregate, $20 million conditioned upon continued employment. The bonus pool does not extend to Messrs. Sosnoff, President, thinkorswim Holdings, Inc. and Sheridan, Executive Vice President, thinkorswim Holdings, Inc. The bonuses will be paid in equal annual installments over the three-year period following the closing of the Merger. Such amounts are being expensed on a straight-line basis over the retention period of three years. The first payments, totaling approximately $6.5 million were made in the quarter ending

March 31, 2008. The accrual for retention bonuses is included in the Condensed Consolidated Balance Sheets within accrued payroll.

In addition, the Company granted certain employees and consultants of thinkorswim Holdings options to purchase 2,255,563 shares of Common Stock which vest over four years, under the Company’s 2001 Stock Option Plan, half with an exercise price equal to the fair market value of the underlying Common Stock at the time of grant, and half with an exercise price equal to 150% of such fair market value. Approximately 125,000 of these stock options were granted to consultants to thinkorswim Holdings. We have accounted for these in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services. ”

 At the time of the acquisition, approximately $8.5 million was placed in escrow pending the resolution of various contingencies and tax-related matters. When the resolution of these contingencies is determinable beyond a reasonable doubt, this amount will be recorded as goodwill. Subsequent to the merger date cash payments and deductions made from funds held in escrow totaled $0.9 million as of June 30, 2008 and are included in the total purchase price. The remaining escrow balance related to these contingencies was $7.6 million as of June 30, 2008.

 Additionally, in November 2007, the Company received a refund of approximately $8.5 million related to carryback claims generated by stock option exercises of pre-merger thinkorswim Holdings shareholders. This amount was recorded as an income tax receivable and as a corresponding payable at the time of the merger representing the funds due to former pre-merger thinkorswim Holdings shareholders. The refund was placed in escrow upon receipt. The refund is currently under audit by the Internal Revenue Service (“IRS”). Upon completion of the IRS audit the escrow funds will be paid to the pre-merger thinkorswim Holdings shareholders less any claims paid to the IRS, if any. The escrow amounts of $16.1 million as of June 30, 2008 are included in the Condensed Consolidated Balance Sheets within Other long-term assets.

The following table contains unaudited and pro forma results of operations for the six month period ended June 30, 2007. The pro forma results of operations give pro forma effect as if the thinkorswim Holdings merger had occurred on January 1, 2007, after giving effect to certain adjustments including the amortization of the intangible assets, interest expense, tax adjustments, and assumes the purchase price has been allocated to the assets purchased and the liabilities assumed based on their values at the date of purchase. The effect of the change in fair value of the interest rate swap (See Note 4) has not been included in the following pro forma results of operations. The following unaudited pro forma results of operations are presented for illustrative purposes only, and are not necessarily indicative of the operating results that would have occurred had the transaction been consummated for the dates indicated. Furthermore, such unaudited pro forma results of operations are not necessarily indicative of future operating results of the combined companies, due to changes in operating activities following the purchase, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.

(in thousands, except per share data)	Six Months Ended June 30, 2007 (unaudited)
Revenue	$144,718
Net loss	$(14,466)

Net loss per share:
Basic	$(0.22)
Diluted	$(0.22)

4.                 Fair Value Measurements

Effective January 1, 2008, the Company adopted FAS 157, Fair Value Measurements, for all financial assets and liabilities and non-financial assets and liabilities accounted for at fair value on a recurring basis. FAS 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the FAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. FAS 157 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.

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

The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Fair Value
Description	as of June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets
Securities Owned (1)	$576	$576	$—	$—
Liabilities
Securities Sold, Not Yet Purchased (2)	(685)	(685)	—	—
Interest Rate Swap (3)	(1,246)	—	(1,246)	—
Total	$(1,355)	$(109)	$(1,246)	$—

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

The resulting gains from the change in fair value of the swap was $1.7 and $0.2 million for the three and six months ended June 30, 2008, respectively, and $0.6 million and $0.6 million for the three and six months ended June 30, 2007, respectively, and was classified into interest expense as a yield adjustment to that portion of the term loans designated as a hedged debt obligation. The Company’s adoption of FAS 157 had $0.2 million positive impact on net income and no impact on earnings per share.

5.                 Capitalized Software Development Costs

The Company complies with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting For Costs of Computer Software Developed or Obtained for Internal Use,” and EITF No. 00-2, “Accounting for Website Development Costs”  when accounting for internal use software . In accordance with SOP 98-1, software development costs incurred as part of an approved project plan that result in additional functionality to internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software. The Company capitalized $1.0 million and $2.3 million during the three and six months ended June 30, 2008, respectively, and $4.7 million and $8.9 million for the three and six months ended June 30, 2007, respectively, of software development costs related to internal use software for the implementation of the Company’s integrated enterprise resource planning and customer relationship management software solution and software and website assets developed for internal use by the brokerage services segment.

Amortization of software developed for internal use begins when the internal use software is ready for its intended use. The integrated enterprise resource planning software was placed in service in March 2007. The customer relationship management software was placed in service in December 2007, except for certain functionality that will be placed in service when completed in 2008. Internally developed software and website assets developed for internal use by the brokerage services segment have been placed in service on various dates during 2007 and 2008. Amortization expense was approximately $1.2 million and $2.4 million during the three and six months ended June 30, 2008, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2007, respectively.

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

 Securities owned and securities sold, not yet purchased, are composed of the following (in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	June 30, 2008	December 31, 2007	June 30, 2008	December 31, 2007
Options	$171	$152	$77	$240
Equities and other	405	553	608	2
Total	$576	$705	$685	$242

Securities owned and securities sold, not yet purchased are included in Other current assets and Other current liabilities, respectively, within the Condensed Consolidated Balance Sheets.

7.                 Acquired Intangibles and Goodwill

Amortizable Intangibles

Amortizable acquired intangibles with finite lives as of June 30, 2008 and December 31, 2007 were as follows (in thousands):

	As of June 30, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Customer relationships	$93,440	$(12,449)	12.1 years	$93,440	$(7,927)	12.6 years
Technology and other	35,920	(10,299)	5.7 years	35,920	(7,790)	6.2 years
Non competition	3,630	(2,062)	2.0 years	3,630	(1,613)	2.4 years
Total amortizable intangibles	$132,990	$(24,810)	10.5 years	$132,990	$(17,330)	10.9 years

For the three and six months ended June 30, 2008, amortization expense was $3.7 million and $7.5 million, respectively as compared to $3.7 million and $5.7 million for the same periods in 2007. Customer relationships are being amortized on an accelerated basis.

Estimated future amortization expense is as follows (in thousands):

2008 Remaining	$7,468
2009	15,348
2010	13,640
2011	12,821
2012	12,128
Thereafter	46,775
Total estimated amortization expense	$108,180

Non-amortizable Intangibles

Trademarks and trade names are not amortized and have indefinite lives as of June 30, 2008. The Company recorded $0.8 million as a result of the acquisition of Prophet Financial Systems, Inc. (“Prophet”) in 2005 and $16.1 million as a result of the acquisition of thinkorswim Holdings in the first quarter of 2007.

Goodwill

The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of the acquired company. The changes in the carrying amount of goodwill as of June 30, 2008 are as follows (in thousands):

Balance at December 31, 2007	$208,776
thinkorswim Holdings acquisition related disbursements from escrow	758
Reversal of deferred tax valuation allowance through goodwill	(654)
Balance at June 30, 2008	$208,880

8.                 Stock-Based Compensation

The Company’s purpose of granting stock options is to attract, retain, motivate and reward officers, directors and employees of the Company.

Employee Stock Option Plan Activity

The following table represents stock option activity for the six months ended June 30, 2008:

	Number of shares	Weighted- average exercise price	Weighted- average remaining contractual life
Outstanding options at January 1, 2008	6,129,122	$9.05
Granted	355,750	12.84
Exercised	(180,984)	2.10
Expired	—	—
Forfeited	(110,883)	10.86

Outstanding at June 30, 2008	6,193,005	9.44	6.2 years

Exercisable June 30, 2008	3,610,736	4.59	4.5 years

At June 30, 2008, the aggregate intrinsic value of options outstanding was $17.4 million and the aggregate intrinsic value of exercisable options was $16.7 million. The total intrinsic value of options exercised was $0.7 million and $1.8 million for the three and six months ended June 30, 2008, respectively, and $0.6 million and $1.3 million for the three and six months ending June 30, 2007, respectively.

At June 30, 2008, there was $16.1 million of unrecognized compensation cost related to options which is expected to be recognized over a weighted-average period of 2.7 years.

The total compensation expense related to the Company’s stock option plans, which is included in results of operations within the Condensed Consolidated Statements of Operations, was $1.6 million and $3.2 million for the three and six months ended June 30, 2008, respectively, and $1.5 million and $11.0 million for the three and six month periods ended June 30, 2007, respectively. Of the expense during the six months ended June 30, 2007, $8.5 million relates to a grant to the Company’s chief executive which terms were modified.

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted average assumptions for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Dividend yield	—	—	—	—
Risk-free interest rate	3.26%	4.59%	2.94%	4.71%
Volatility	52.9%	55.0%	51.6%	55.2%
Expected lives	6.3 years	6.3 years	6.3 years	6.7 years
Weighted average fair value of options granted	$4.60	$8.49	$6.76	$8.61

On April 25, 2008 the Compensation Committee approved and the Board ratified, an amendment to the 2001 Stock Option Plan to make mandatory, instead of permissive, adjustments in the number of shares awarded and the number of shares available for award under the 2001 Stock Option Plan in the event of a reorganization, merger, consolidation, reclassification, recapitalization, combination or exchange of share, stock split, stock dividend, rights offering, or other similar transaction or event occurs of or by the Company.

Restricted Stock

On June 6, 2008, the shareholders approved an amendment to the 2004 restricted stock plan increasing the amount of common stock available for issuance under the plan from 500,000 to 1,500,000. There are 1,127,825 shares of Company common stock available for issuance under the 2004 Restricted Stock Plan as of June 30, 2008, as amended. Shares of Company common stock awarded under the plan may be either previously authorized but unissued shares or issued shares which have been reacquired by the Company after their original issuance (including but not limited to shares purchased on the open market).

A summary of the status of the Company’s nonvested shares as of June 30, 2008, and changes during the six months ended June 30, 2008, is as follows:

	Number of nonvested shares	Weighted- average fair value at the grant date
Nonvested shares at January 1, 2008	204,750	$14.43
Granted	163,000	13.02
Vested	(83,100)	13.93
Forfeited	(8,575)	13.79
Nonvested shares at June 30, 2008	276,075	13.77

As of June 30, 2008, there was $2.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Plan. The expense is expected to be recognized over a weighted-average period of 1.7 years. The compensation cost related to restricted stock issued under the 2004 Plan and included in operating expenses within the Condensed Consolidated Statements of Operations was $0.6 million and $1.1 million for the three and six months ended June 30, 2008, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2007, respectively. The fair value of the restricted stock awards is recognized in compensation expense as the restrictions lapse over their respective vesting periods based on their fair value on the date of grant.

The total fair value of shares vested during the three and six months ended June 30, 2008 and 2007 was $0.1 million and $1.2 million and $0 and $47,070, respectively.

In conjunction with the vesting of restricted stock, several individuals elected to pay the taxes on the vested shares by allowing the Company to withhold some of the shares to cover the amount of required minimum tax withholdings. For the three and six month periods ended June 30, 2008, the Company withheld 2,645 shares worth $29,900 or $11.30 per share and 26,482 shares worth $0.4 million or $16.27 per share, respectively. The price of the shares was the closing market price on the date repurchased.

9.                 Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Potential common stock equivalents amounting to 2.8 million and 2.7 million for the three and six months ended June 30, 2008, respectively, and 2.5 million and 6.4 million for the three and six months ended June 30, 2007, respectively, are excluded from the computation because their effect is anti-dilutive.

The following table presents the calculation for the number of shares used in the basic and diluted net income (loss) per share computations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average shares used to calculate basic net income (loss) per share	66,043	65,379	65,944	60,368
Stock options	2,445	2,869	2,608	—
Non-vested restricted stock	266	168	255	—
Weighted average shares used to calculate diluted net income (loss) per share	68,754	68,416	68,807	60,368
Basic	$0.28	$0.09	$0.46	$(0.23)
Diluted	$0.27	$0.09	$0.44	$(0.23)

10.          Comprehensive Income (Loss)

Comprehensive income (loss) includes changes to equity accounts that were not the result of transactions with stockholders. Supplemental information on comprehensive income (loss) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$18,643	$6,083	$30,170	$(13,761)
Foreign currency translation gain	8	—	—	—
Net unrealized (loss) gain on marketable securities	—	(5)	7	(3)
Net comprehensive income (loss)	$18,651	$6,078	$30,177	$(13,764)

11.          Notes Payable

Notes payable amounts outstanding as of June 30, 2008, were $99.4 million. In addition, as of June 30, 2008, there were no outstanding letters of credit against the revolving loan facility. Accordingly, the remaining borrowing capacity under the revolving loan facility is $25.0 million. The weighted average interest rate as of June 30, 2008, was 5.52 percent.

The aggregate maturities of notes payable were as follows as of June 30, 2008 (in thousands):

2008 Remaining	$5,000
2009	17,500
2010	17,500
2011	17,500
2012	41,900
Total	$99,400

The Company incurred approximately $4.5 million of debt issuance costs related to these notes payable during the first quarter of 2007. The debt issuance costs are being amortized using the effective interest rate method over the notes payable term. Amortization expense was $0.2 million and $0.6 million for the three and six months ended June 30, 2008, respectively, and $0.3 million and $0.5 million for the three and six months ended June 30, 2007, respectively. In April 2008, the Company made a voluntary principal prepayment on the term loan A and B facilities of $5.6 million.

12.          Regulatory Requirements

thinkorswim, Inc., the registered broker dealer, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, as amended, administered by the SEC and FINRA, which requires the maintenance of minimum net capital. thinkorswim, Inc. is required to maintain net capital of the greater of 6 2/3% of aggregate indebtedness, or $0.25 million and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. thinkorswim, Inc. is also subject to the CTFC Regulation 1.17 (“Reg 1.17”) under the Commodity Exchange Act, administered by the Commodity Futures Trading Commission and the National Futures Association, which also requires the maintenance of minimum net capital to be the greater of its SEC and FINRA net capital requirement or $45,000. At June

30, 2008, the Company had net capital of $34.8 million, which was $32.7 million in excess of its required net capital of $2.1 million. The Company’s net capital ratio was 0.89 to 1.

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

Information concerning our operations by reportable segment is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue	2008	2007	2008	2007
Brokerage Services segment	$48,957	$26,891	$91,423	$36,854
Investor Education segment	48,034	52,853	96,558	97,747
Total	$96,991	$79,744	$187,981	$134,601

	Three Months Ended June 30,		Six Months Ended June 30,
Income (Loss) from Operations	2008	2007	2008	2007
Brokerage Services segment	$23,092	$9,512	$40,715	$12,454
Investor Education segment	4,297	(219)	4,390	(22,156)
Income (loss) from operations	$27,389	$9,293	$45,105	$(9,702)

	As of June 30,	As of December 31,
Identifiable Assets	2008	2007

Brokerage Services segment	$427,136	$423,457
Investor Education segment	74,366	85,873
Total	$501,502	$509,330

14.          Commitments and Contingencies

At June 30, 2008, future minimum lease payments under non-cancelable operating leases, related sub-leases, and capital leases were as follows:

	Capital leases	Operating leases	Sub-lease income	Net operating leases
For the fiscal years:

2008 Remaining	$126	$926	$(70)	$856
2009	253	1,845	(169)	1,676
2010	106	1,401	(129)	1,272
2011	—	627	—	627
2012	—	294	—	294
Total Lease Payments	485	$5,093	$(368)	$4,725

Less: Amount representing interest (average of 8%)	36

Present value of lease payments	449

Less: Current portion	227

Long-term portion	$222

The Company establishes liabilities when a particular contingency is probable and estimable. During the quarter ended June 30, 2008, amounts were accrued for certain contingencies which are both probable and estimable. The Company has certain contingencies which are reasonably possible, with an exposure to loss which is in excess of the amount accrued. However, the remaining reasonably possible exposure to loss cannot currently be estimated.

Approximately $8.5 million was placed in escrow at the date of the merger with thinkorswim Holdings, pending resolution of various contingencies involving legal and tax-related matters existing prior to the merger; see Note 3 for further discussion of escrow amount.

The Company has applied for rulings from various states on the taxability of its products to determine if its sales tax policy is supported by the various state taxing jurisdictions. During 2006, the Company received rulings from a majority of the states to which it applied. Based on these rulings, the Company accrued sale tax reserves. The Company reversed $0.4 million and $1.0 million for the three and six months ended June 30, 2008, respectively, and $0.1 million and $0.1 million for the three and six months ended June 30, 2007,  respectively, of the previously accrued sales tax payable, due to the expiration of state statutes, which is included in Selling expense.

Occasionally, the Company is involved in certain legal actions arising in the ordinary course of business, including inquiries, investigations and proceedings with government agencies and other regulators. The Company is cooperating with a non-public, formal inquiry by the U.S. Securities and Exchange Commission (“SEC”) relating to representations by certain presenters in certain portions of their presentations at some of the Company’s seminars. The Company has been cooperating with and intends to continue to cooperate with the SEC. Because it is ongoing, the Company cannot predict the outcome of this formal inquiry at this time, and, as a result, no conclusion can be reached as to what impact, if any, this inquiry may have on the Company or its operations.

The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company’s liquidity, financial position or results of operations.

15.          Concentration of Credit Risk

The Company accessed approximately 41% and 42% for the three and six months ended June 30, 2008, respectively, and 46% and 45% for the three and six months ended June 30, 2007, respectively, of sales transaction volume for the Investor Education segment through co-marketing relationships. During 2007, these co-marketing relationships were with Success Magazine and NET Marketing Alliance. Effective August 2007, the Company ceased its relationship with NET Marketing Alliance and, therefore, this partner was not included in 2008.

The Company entered into an amended marketing agreement with one of our co-marketing partners on January, 29, 2008. Under the agreement, the Company has agreed, as a portion of the consideration for services to be provided, to issue up to

150,000 shares of the Company’s common stock on each of January 2010, 2011, and 2012, contingent and based upon certain levels of sales of investor education products and services originating from the co-marketing partner channel. The value of the contingent shares will be measured in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” based upon the value of the common shares at the time the contingent shares are earned. As of June 30, 2008, the Company did not record any expense related to the contingent shares as it is not probable that the co-marketing partner will meet the 2008 required performance criteria.

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

16.          Brokerage Service Agreement

On February 27, 2007, the Company entered into a long-term relationship and acquired certain exclusive rights and intellectual property of a group of active option traders, which was an existing customer of thinkorswim Holdings. Pursuant to a definitive agreement, the Company issued 650,000 unregistered common shares, and subject to meeting certain thresholds over annual and cumulative three-year periods, agreed to issue an additional 950,000 contingent shares of unregistered common shares. The value of the contingent shares was measured in accordance with EITF 96-18 “ Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services ” based upon the value of the common shares at the time the contingent shares are earned. Under the agreement the Company would have indefinitely been the exclusive provider for brokerage services for this group of active option traders and its customers.

Of the $10.7 million of consideration in shares issued, $1.0 million was recorded based upon the fair value of the intellectual property received and recorded in Intangible assets and the remaining $9.7 million was recorded in Other long-term assets in the Condensed Consolidated Balance Sheets. Both of these assets are being amortized over a useful life of 11 years. The Company has amortized $0.3 million and $0.6 million for the three and six months ended June 30, 2008, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2007, respectively. The amount of amortization expense recorded as an offset to Revenue within the Condensed Consolidated Statements of Operations was $0.3 million and $0.6 million for the three and six months ended June 30, 2008, respectively,  and $0.3 million and $0.5 million for the three and six months ended June 30 2007, respectively. The amount of amortization expense recorded in Cost of revenue within the Condensed Consolidated Statements of Operations was zero and zero, for the three and six months ended June 30, 2008, respectively, and zero and $0.1 million for the three and six months ended June 30, 2007, respectively.

Shares that are contingent upon certain thresholds being met are recorded over the remaining performance period at the time it is probable that the performance conditions will be met. Included in the Condensed Consolidated Statements of Operations is approximately $(0.3) million and zero, for the three and six months ended June 30, 2008, respectively, and $0.5 million and $1.3 million for the three and six months ended June 30, 2007, respectively, related to the contingent options. The amount of expense which has been recorded as an offset to Revenue based on the provisions of EITF 01-9, “Accounting for Consideration Given By a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” was $(0.3) million and zero for the three and six months ended June 30, 2008, respectively, and $0.4 million and $1.2 million for the three and six months ended June 30, 2007, respectively. The amount of expense which has been recorded in Cost of revenue was zero and zero, for the three and six months ended June 30, 2008, respectively and $0.1 million and $0.1  million for the three and six months ended June 30, 2007, respectively.

In July 2008, the Company entered into a revised agreement with the group of active option traders related to certain exclusive rights and intellectual property. Under this revised agreement the Company will remain the exclusive provider for brokerage services for this group of active option traders for a seven year term. This revised agreement eliminates the contingent share provision that was part of the original agreement, therefore the Company has no further obligation to issue contingent shares of its common stock associated with performance thresholds of active option trader group and has reversed $0.3 million of expense previously accrued during the three months ended June 30, 2008. The new agreement also contains a change of control provision that entitles the group of active traders to 750,000, 500,000 or 250,000 common shares of the Company’s stock if a change of control event, as defined by the agreement, occurs within the calendar years of 2008, 2009 or 2010, respectively. Furthermore, the Company will continue to amortize the $0.9 million remaining in Intangible assets and the $7.9 million remaining in Other long-term assets in the Condensed Consolidated Balance Sheets at June 30, 2008 over the seven year term of the revised agreement.

17.          Special Charges

Special charges consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Severance costs	$259	$38	$259	$165
Litigation settlement charges	467	800	860	800
Total	$726	$838	$1,119	$965

The Company recorded severance costs associated with the involuntary termination of 44 employees for the three and six months ended June 30, 2008 and 14 and 15 employees for the three and six months ended June 30, 2007, respectively. The Company recorded charges related to estimated litigation settlement amounts of $0.5 million and $0.9 million for the three and six months ended June 30, 2008, respectively, and $0.8  million and $0.8 million for the three and six months ended June 30, 2007, respectively. Legal costs incurred in connection with these settlements have been included in General and administrative expense.

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

Forward Looking Statement

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

Business Overview

On June 6, 2008, thinkorswim Group Inc., (“thinkorswim”) a leading provider of online brokerage and investor education services completed the conversion of its corporate identity from Investools Inc. thinkorswim Group Inc. offers market-leading on-line brokerage, investor education and related financial products and services for self-directed investors and active traders. thinkorswim Inc., our online brokerage division, provides a suite of trading platforms serving self-directed and institutional traders and money managers. thinkorswim customers trade a broad range of products including stocks and stock options, index options, futures and futures options, forex, mutual funds and fixed income. Investools’ Education Group, a subsidiary of thinkorswim Group Inc., offers a full range of investor education products and services that provide lifelong learning in a variety of interactive delivery formats. Our educational products and services cover a broad range of financial products, including equity securities, options, fixed income, index products, futures, other derivatives and foreign exchange.

On February 15, 2007, we merged with thinkorswim Holdings Inc. (“thinkorswim Holdings”), prior to June 6, 2008 known as thinkorswim Group, Inc All securities transactions are cleared on a fully disclosed basis pursuant to a clearing agreement with our primary clearing broker, Penson Financial Services. See Note 3 to the Condensed Consolidated Financial Statements for further discussion regarding Acquisitions.

Segment Summary Results of Operations

We operate in the following two principal business segments:

Brokerage Services segment—This business segment is a leading online brokerage firm specializing in options and offers customers a broad range of products including stock and stock options, index options, futures and futures options, foreign exchange, mutual funds and fixed income. We support retail and active traders through our own trading platforms and are widely recognized as a premier option software for order entry, professional analytical tools and real-time position management. thinkorswim was ranked by Barron’s as its top rated software-based online broker and best for options traders for 2006 and 2007.

Investor Education segment—This business segment provides a full range of investor education products and services that provide lifelong learning and support to self-directed investors. The investor education products and services are offered in a variety of learning formats with courses ranging from beginning to advanced, to address the needs of students on all investor levels.

The operations of thinkorswim Holdings have been included in our operations since the date of the merger, February 15, 2007. See Note 13 to the Condensed Consolidated Financial Statements for additional disclosure regarding Segment Reporting.

Consolidated Revenue

Our primary source of revenue for the Brokerage Services segment, which represented approximately 59% and 56% of total consolidated sales transaction volume (“STV”), a non-GAAP measure, during the three and six months ended June 30, 2008, respectively, is commissions earned from our brokerage activities, which are driven largely by our customer’s trading activities. We derive commission revenues from customer transactions in options, stock, mutual funds, fixed income securities and futures and fees for spot foreign exchange (“forex”). Commission revenues and related brokerage and clearing related costs are recognized on a trade-date basis. Interest revenue and fees consists primarily of income generated by customer cash and money market funds held by our clearing broker, net of interest paid to customers on their credit balances and charged to customers on margin balances. Interest income is recorded when earned. We receive payment for order flow from liquidity providers where customers’ orders are routed. Payment for order flow is accrued when earned based on the respective trades generating such payments. The Investor Education segment represented approximately 41% and 44% of total consolidated STV during the three and six months ended June 30, 2008, respectively. Investor Education segment STV, a non-GAAP measure, represents sales transactions generated in each period before the impact of recognition of deferred revenue from prior periods for services performed in the current period, and the deferral of current period sales for services to be performed in the future. We believe that STV is an important measure of business performance for the Investor Education segment.

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

The combined sales volume of our Brokerage Services and Investor Education segments is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Brokerage Services segment revenue
Commissions	$33,126	$16,704	$59,384	$22,786
Interest and dividends	6,198	4,988	13,866	7,016
Payment for order flow	7,869	3,971	14,443	5,071
Other brokerage related revenue	1,764	1,228	3,730	1,981
Brokerage Services segment revenue	48,957	26,891	91,423	36,854

Investor Education segment revenue
Workshop	4,635	12,228	11,342	24,793
Coaching services	13,263	23,600	27,012	45,666
Home study/Online courses	8,464	14,540	19,165	30,617
Webtime renewals	6,950	7,361	12,799	15,808
Other revenue	270	863	583	1,398
Total Investor Education sales transaction volume (“STV”)	33,582	58,592	70,901	118,282
Change in deferred revenue	14,452	(5,739)	25,657	(20,535)
Investor Education segment revenue	48,034	52,853	96,558	97,747
Total Consolidated Revenue	$96,991	$79,744	$187,981	$134,601

Cost of Revenue

The largest components of cost of revenue include investor education solicitation and fulfillment costs, which include employee sales commissions, partner commissions, travel and venue expenditures and credit card fees paid in connection with education sales. These costs are expensed as incurred at the inception of the sales transaction and are therefore recorded in the period of sale, not as the revenue is recognized. Employee compensation and benefits include salaries, bonuses, and related benefit costs for employees in both segments. Brokerage, clearing and other related fees include fees to clearing organizations, exchanges, third-party broker dealers and independent registered representatives. Our cost of sales is detailed as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change

Partner commissions	$6,320	$10,289	(39)%	$12,302	$19,627	(37)%
Payroll costs	10,013	11,754	(15)%	20,152	22,757	(11)%
Clearing and brokerage fees and other related expenses	7,380	3,920	88%	14,452	4,855	198%
Depreciation and amortization	4,884	4,244	15%	9,616	6,857	40%
Other	5,726	7,086	(19)%	12,301	15,802	(22)%
Total cost of revenue	$34,323	$37,293	(8)%	$68,823	$69,898	(2)%

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of Revenue	2008	2007	2008	2007

Total revenue	100%	100%	100%	100%

Partner commissions	7%	13%	7%	15%
Payroll costs	10%	15%	11%	17%
Clearing and brokerage fees and other related expenses	8%	5%	8%	4%
Depreciation and amortization	5%	5%	5%	5%
Other	6%	9%	6%	12%
Total cost of revenue	36%	47%	37%	53%

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of STV	2008	2007	2008	2007

Total sales transaction volume	100%	100%	100%	100%

Partner commissions	8%	12%	8%	13%
Payroll costs	12%	14%	12%	15%
Clearing and brokerage fees and other related expenses	9%	5%	9%	3%
Depreciation and amortization	6%	5%	6%	4%
Other	7%	8%	8%	10%
Total cost of revenue	42%	44%	43%	45%

Selling Expense

The largest component of selling expense is the marketing costs across multiple marketing channels which include, but are not limited to, television, online banners, paid and organic search, print, direct mail, radio and email direct marketing campaigns. These marketing efforts, primarily for the Investor Education segment, drive customers to either a free preview of investor education products offered at nearby locations, to purchase online and/or the opportunity to speak with a telesales representative about the products offered. Advertising costs are expensed as incurred, except for production costs, which are expensed when the first broadcast airs. Payroll costs included in selling expenses, which encompass both segments, relate to the salaries, commissions and associated employee benefit costs paid to certain employees for customer acquisition, at our live education events or via our telesales groups. Our selling expense is detailed as follows (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change

Marketing	$10,718	$12,486	(14)%	$24,812	$27,194	(9)%
Payroll costs	2,475	2,164	14%	5,100	4,415	16%
Other	1,027	2,245	(54)%	3,425	4,756	(28)%
Total selling expense	$14,220	$16,895	(16)%	$33,337	$36,365	(8)%

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of Revenue	2008	2007	2008	2007

Total revenue	100%	100%	100%	100%

Marketing	11%	16%	13%	20%
Payroll costs	3%	3%	3%	3%
Other	1%	3%	2%	4%
Total selling expense	15%	22%	18%	27%

General and Administrative Expense

The largest component of general and administrative expenses is the salary, bonus and related benefit costs for employees in both segments. Lease expenses on office space, professional fees, technology, licensing, hosting, depreciation expenses related to the deployment of internal systems and general travel are also included in general and administrative expenses. The following table details our general and administrative expenses (in thousands, except percentages):

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change

Payroll	$8,730	$8,486	3%	$17,612	$22,972	(23)%
Other	11,603	6,939	67%	21,985	14,103	56%
Total general and administrative expense	$20,333	$15,425	32%	$39,597	$37,075	7%

	Three Months Ended June 30,		Six Months Ended June 30,
Percentage of Revenue	2008	2007	2008	2007

Total revenue	100%	100%	100%	100%

Payroll	9%	11%	9%	17%
Other	12%	9%	12%	11%
Total general and administrative expense	21%	20%	21%	28%

Operating Data

The following table sets forth certain statistical data for each segment for the periods presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Brokerage Services segment operating data:
Trading Days	64	63	125	124

New Retail Accounts Opened (1)	26,825	17,700	51,625	34,675
New Funded Retail Accounts	12,350	9,725	22,900	17,850
Ending Funded Retail Accounts	78,075	39,075	78,075	39,075

Retail Daily Average Revenue Trades (“DARTS”) (2)	52,500	20,900	49,000	18,100
Active Trader DARTs (3)	46,800	27,100	44,400	24,000
Total DARTs	99,300	48,000	93,400	42,100

Total Trades (MM)	6,353	3,021	11,675	5,213

Ending Client Assets ($MM)	$3,110	$1,780	$3,110	$1,780
Average Client Equity/Retail Account	$39,800	$44,400	$39,800	$45,100
Retail Commission Per Trade	$8.88	$10.16	$8.73	$10.32

Investor Education segment operating data:
Initial Education Sales Transaction Volume % (4)	5	17	10	18
Continuing Education Sales Transaction Volume % (5)	95	83	90	82
Total Paid Graduates (6)	11,510	10,990	21,940	21,360
Ending Active Subscribers (7)	101,600	94,600	101,600	94,600

(1)          Accounts opened represent accounts that have initiated the application process with the intent to fund.

(2)          Retail DARTs are trades executed using our retail platform.

(3)          Active Trader DARTs are trades executed using an active trader platform such as thinkpipes.

(4)          Initial education revenues consist of the sales to students at the initial workshops and sales to new students via our telesales groups. Once the student completes this initial education, which consists primarily of the Investing Foundation Course and/or the Forex Course, they are considered a graduate. This metric is a percentage of total Investor Education sales transaction volume.

(5)          Continuing education revenues consist of sales of advanced products and services sold to graduates. This metric is a percentage of total Investor Education sales transaction volume.

(6)          Total graduates include customers who purchased the Investing Foundation Course and/or the Forex Course as a result of direct or indirect marketing efforts.

(7)             Active subscribers are those customers who have an active subscription to Investools Online, Investools FX Online or Prophet.net as of the end of the period.

Three Months Ended June 30, 2008 Versus Three Months Ended June 30, 2007

thinkorswim Holdings operations have been included in the Condensed Consolidated Financial Statements since the merger date of February 15, 2007

Consolidated Revenue

Revenue increased by $17.2 million for the three month period ended June 30, 2008, when compared to the same period in 2007, due to continued growth of the Brokerage Services segment in 2008.

Brokerage Services Segment

We entered into the Brokerage Services segment on February 15, 2007 with the merger with thinkorswim Holdings. During the three month period ended June 30, 2008, the Brokerage Services segment had approximately $49.0 million of revenue. Commission revenue, which made up $33.1 million was primarily a result of the commissions earned on the trading activity of the 78,075 retail funded accounts that existed at June 30, 2008. Those accounts had daily average revenue trades of 52,500 during this period. Interest income is primarily earned from our clearing firm based on a negotiated rate that takes into account interest earned by our clearing firm on customer credit cash balances and charges to customers on margin balances. As of June 30, 2008, the average client balance was $39,800, of which approximately 56 percent was held in cash. Also, revenue earned for payment for order flow increased by $3.9 million due to an increase in eligible trades made during the quarter. Total trades were approximately 6.4 million during the three months ended June 30, 2008.

Investor Education Segment

Investor Education Sales Transaction Volume decreased approximately 43 percent for the three month period ended June 30, 2008, when compared to the same period in 2007. The decrease was attributed to approximately the same number of total graduates acquired during the period at lower price points for their initial education. In addition, fewer students purchased continuing education at workshop events. The workshop sales rates, which are the sales that take place at the initial workshop of advanced products, dropped from 48 percent in the three months ended June 30, 2007 to 34 percent in the current three month period.

Change in Deferred Revenue

Change in deferred revenue increased $20.2 million for the three months ended June 30, 2008, compared to the same period in 2007. The change in deferred revenue is made up of two components. First, additions to deferred revenue include current period sales of products and services that have a future fulfillment date, which include coaching services, workshops, online courses and website subscription renewals. Bundled sales including deferred revenue components are added to deferred revenue and revenue is recognized as services to the student are rendered. Second, recognition of previously deferred revenue includes revenue recognized over either (1) the passage of time for subscription based products such as toolbox, coaching subscriptions or online courses or (2) based on fulfillment of products or services for certain coaching services and workshops. The primary reason for the change was the decrease in overall sales transaction volume in the comparative quarters, the combination of products and services sold during the current year, as well as the mix of products that existed in our deferred revenue liability account.

Cost of Revenues

Overall cost of revenue decreased approximately 8 percent during the three month period ended June 30, 2008, compared to the same period in 2007. As a percentage of STV, cost of revenues decreased during the three months ended June 30, 2008 compared to the three months ended June 30, 2007, as the Brokerage Services segment grew as a percent of overall top line sales and has a lower cost of revenue as a percentage of STV.

Partner commissions, which relate solely to the Investor Education segment, decreased $4.0 million for the three month period ended June 30, 2008 compared to the same period in 2007, due to fewer sales generated through partner channels. This is partially due to the loss of a marketing partner during 2007.

Payroll costs include employee commissions based on a percentage of sales achieved from our Investor Education events or telesales groups, certain fixed wages related to the brokerage trade desk and education coaching services and the associated employee benefit costs. Payroll costs, which decreased by $1.7 million in the three month period ended June 30, 2008, when compared to the same period in 2007, were impacted by a lower levels of STV and decreased headcount in certain departments in the Investor Education segment.

Brokerage, clearing and other related fees, which relate solely to the Brokerage Services segment, increased approximately $3.5 million during the second quarter of 2008 compared to the second quarter of 2007. These expenses include fees to clearing organizations, exchanges, third-party broker dealers and independent registered representatives. The increase is primarily attributable to increased sales volumes.

Depreciation and amortization increased approximately $0.6 million during the three month period ended June 30, 2008, when compared to the same period in 2007, primarily due to amortization of intangibles and other assets related to the thinkorswim Holdings merger.

Other cost of revenue is primarily comprised of amounts directly related to Investor Education sales transaction volume including travel expenditures, venue costs, material costs and credit card fees. In addition, data and quotation service costs related to brokerage services are also included in other cost of revenue. Travel and venue were impacted by a decrease in costs due to a decreased number of events in the quarter ended June 30, 2008 and efforts to fulfill more products and services online.

Selling Expense

Total selling expense decreased by approximately $2.7 million during the three month period ended June 30, 2008, when compared to the same period in 2007, primarily due to a decrease in marketing expense associated with customer acquisition activities in the Investor Education segment.

Marketing costs decreased approximately 14 percent during the three month period ended June 30, 2008, when compared to the same period in 2007, primarily due to decreased spending related to our Investools branded events, which are marketed via various media channels including television, online, print and radio and also due to a lower overall number of events and fewer events in high cost markets in 2008.

Payroll expense was relatively flat during the three month period ended June 30, 2008, when compared to the same period in 2007, primarily as a result of incremental payroll costs associated with the education group within thinkorswim Holdings, known as OptionPlanet, offset by a reduction in payroll cost for the Investor Education segment due to a lower number of events.

General and Administrative

General and administrative expenses increased $4.9 million for the three month period ended June 30, 2008, when compared to the same period in 2007. The increase was attributed primarily to an increase in technology, licensing, professional fees and hosting expenses as well as depreciation expenses related to internal systems.

Income (Loss) from Operations

The Brokerage Services segment had operating margin of $23.1 million during the three months ended June 30, 2008, compared to an operating margin of $9.5 million for the quarter ended June 30, 2007. This increase in operating margin is due to the growth in operations for the Brokerage Services segment. The Investor Education segment operating margin improved by $4.5 million for the three month period ended June 30, 2008, when compared to the same period in 2007. The increase in income from operations is primarily attributable to an $9.3 million decrease in operating costs and expenses, offset by a decrease in revenue due lower STV in the current period.

Interest Income

Interest income for the three month period ended June 30, 2008, when compared to the same period in 2007, was relatively flat even though cash balances have increased, primarily due to reduced returns on cash and investment balances as interest rates have declined.

Interest Expense, Net

Interest expense for the three month period ended June 30, 2008, when compared to the same period in 2007, decreased by $2.0 million due to less interest incurred on notes payable resulting from scheduled principal payments, a voluntary principal prepayment and reductions in interest rates, and a decrease in interest expense associated with changes in the fair value of the interest rate swap. During the quarters ended June 30, 2008 and 2007, the affect on interest expense from changes in the fair value of the interest rate swap were decreases of $1.7 million and $0.6 million, respectively.

Income Taxes

During the three month period ended June 30, 2008, income tax expense of approximately $8.8 million was recorded and was based on a review of our overall estimated effective tax rate applied to income from operations during the six months ended June 30, 2008, with any necessary adjustments being made during the three months ended June 30, 2008. Certain discrete or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in our effective tax rates from quarter to quarter.

The utilization of net operating losses and associated valuation allowance reductions have been considered in estimating our annual effective tax rate. Additionally, part of the tax expense is due to the utilization of net operating losses associated with a prior acquisition that had a valuation allowance established in purchase accounting and subsequent recognition and usage of these net operating losses in fiscal year 2008 resulted in a decrease to goodwill for the reversal of the valuation allowance and an offsetting increase in income tax expense.

During the three month period ended June 30, 2007, income tax expense of approximately $1.2 million was recorded and relates to income offset by a portion of our net operating losses (“NOLs”) which created deferred tax expense that was not offset by the related release of valuation allowance on those NOLs. The tax benefit resulting from valuation release was credited to goodwill instead of tax expense, since the valuation allowance on those NOLs was originally established in purchase accounting.

Six Months Ended June 30, 2008 Versus Six Months Ended June 30, 2007

thinkorswim Holdings operations have been included in the Condensed Consolidated Financial Statements since the merger date of February 15, 2007.

Consolidated Revenue

Revenue increased by $53.4 million for the six month period ended June 30, 2008, when compared to the same period in 2007; the majority of the increase is attributable to the Brokerage Services segment and resulted from the partial period revenue of thinkorswim Holdings in 2007 and continued revenue growth in 2008.

Brokerage Services Segment

We entered into the Brokerage Services segment on February 15, 2007 with the merger with thinkorswim Holdings. During the six month period ended June 30, 2008, the Brokerage Services segment had approximately $91.4 million of revenue. Commission revenue, which made up $59.4 million was primarily a result of the commissions earned on the trading activity of the 78,075 retail funded accounts that existed at June 30, 2008. Those accounts had daily average revenue trades of 49,000 during this period. Interest income is primarily earned from our clearing firm based on a negotiated rate that takes into account interest earned by our clearing firm on customer credit cash balances and charges to customers on margin balances. As of June 30, 2008, the average client balance was $39,800, of which 56% was held in cash. Also, revenue earned for payment for order flow increased $9.4 million due to an increase in eligible trades made during the year. Total trades were approximately 11.7 million during the six months ended June 30, 2008.

Investor Education Segment

Investor Education Sales Transaction Volume decreased approximately 40 percent for the six month period ended June 30, 2008, when compared to the same period in 2007. The decrease was attributed to approximately the same number of total graduates acquired during the period at lower price points for their initial education. In addition, fewer students purchased continuing education at workshop events. The workshop sales rates, which are the sales that take place at the initial workshop of advanced products, dropped from 45 percent in the six months ended June 30, 2007 to 34 percent in the current six month period. In addition, during the third quarter of 2007, we lost one of our marketing partners (NET Marketing Alliance).

Change in Deferred Revenue

Change in deferred revenue increased $46.2 million for the six months ended June 30, 2008, compared to the same period in 2007. The change in deferred revenue is made up of two components. First, additions to deferred revenue include current period sales of products and services that have a future fulfillment date, which include coaching services, workshops, online courses and website subscription renewals. Bundled sales including deferred revenue components are added to deferred revenue and revenue is recognized as services to the student are rendered. Second, recognition of previously deferred revenue includes revenue recognized over either (1) the passage of time for subscription based products such as toolbox, coaching subscriptions or online courses or (2) based on fulfillment of products or services for certain coaching services and workshops. The primary reason for the change was the decrease in overall sales transaction volume in the comparative period, the combination of products and services sold during the current year, as well as the mix of products that existed in our deferred revenue liability account.

Cost of Revenues

Overall cost of revenue decreased approximately 2 percent during the six month period ended June 30, 2008, compared to the same period in 2007. As a percentage of STV, cost of revenues decreased 2 percent during the six months ended June 30, 2008 compared to the six months ended June 30, 2007, as the Brokerage Services segment grew as a percent of overall top line sales and has a lower cost of revenues as a percentage of STV.

Partner commissions, which relate solely to the Investor Education segment, decreased $7.3 million for the six month period ended June 30, 2008 compared to the same period in 2007, due to fewer sales generated through partnership channels. This is partially due to the loss of a marketing partner during 2007.

Payroll costs include employee commissions based on a percentage of sales achieved from our Investor Education events or telesales groups, certain fixed wages related to the brokerage trade desk and education coaching services and the associated employee benefit costs. Payroll costs, which decreased by $2.6 million in the six month period ended June 30, 2008, when compared to the same period in 2007, were impacted by incremental costs associated with accounting for the Brokerage Services segment for the full six month period offset by lower levels of STV and decreased headcount in certain departments within the Investor Education segment.

Brokerage, clearing and other related fees, which relate solely to the Brokerage Services segment, increased approximately $9.6 million during the six months ended June 30, 2008 compared to the same period in 2007. These expenses include fees to clearing organizations, exchanges, third-party broker dealers and independent registered representatives. The increase is also impacted by incremental costs associated with accounting for the Brokerage Services segment for the full six month period as well as to increased sales volumes.

Depreciation and amortization increased approximately $2.8 million during the six month period ended June 30, 2008, when compared to the same period in 2007, primarily due to amortization of intangibles and other assets related to the thinkorswim Holdings merger for a full six months of expense in 2008 versus four and a half months of expense in 2007.

Other cost of revenue is primarily comprised of amounts directly related to Investor Education sales transaction volume including travel expenditures, venue costs, material costs and credit card fees. In addition, data and quotation service costs related to brokerage services are also included in other cost of revenue since the merger, resulting in two full quarters of expense for the six months ended June 30, 2008 compared to four and a half months of expense for 2007. Travel and venue were impacted by incremental costs associated with the 2007 Investools investor conference of $1.5 million; no such event was held in the first half of 2008. Additionally, there was a decrease in costs due to a decreased number of events in the six month period ended June 30, 2008 and efforts to fulfill more products and services online.

Selling Expense

Total selling expense decreased by approximately $3.0 million during the six month period ended June 30, 2008, when compared to the same period in 2007, primarily due to a decrease in marketing expense associated with customer acquisition activities in the Investor Education segment offset by incremental costs associated the Brokerage Services segment.

Marketing costs decreased approximately 8 percent during the six month period ended June 30, 2008, when compared to the same period in 2007, primarily due to decreased spending related to our Investools branded events, which are marketed via various media channels including television, online, print and radio and also due to a lower overall number of events and fewer events in high cost markets in 2008.

Payroll expense increased approximately 16 percent during the six month period ended June 30, 2008, when compared to the same period in 2007, primarily as a result of the incremental payroll costs associated with the education group within thinkorswim Holdings, known as OptionPlanet. The costs associated with delivering the OptionPlanet courses are included in selling expense from the date of the merger in 2007 and for the entire six month period ended June 30, 2008.

General and Administrative

General and administrative expenses increased $2.5 million for the six month period ended June 30, 2008, when compared to the same period in 2007. The primary drivers of the increase were the incremental increases in general and administrative expenses associated with thinkorswim Holdings as the first half of 2007 included four and a half months of expense compared to the six month period ended June 30, 2008 combined with the current year increases we have experienced in technology, licensing, professional fees and hosting expenses as well as depreciation expenses related to the timing of the deployment of internal systems. This net increase in costs and expenses was offset by a decrease in compensation expense relating to the modification of an option agreement of the chief executive in connection with the merger with thinkorswim Holdings, resulting in additional compensation expense in the six months ended June 30, 2007 of approximately $8.5 million.

Income (Loss) from Operations

The Brokerage Services segment had operating margin of $40.7 million during the six months ended June 30, 2008, compared to an operating margin of $12.5 million for the four and a half months from the merger date through June 30, 2007. This increase in operating margin is due to the growth in operations for the Brokerage Services segment. The Investor Education segment operating margin improved by $26.5 million for the six month period ended June 30, 2008, when compared to the same period in 2007. The decline in loss from operations is mostly attributed to a $27.7 million decrease in operating costs and expenses combined with a decrease in revenue.

Interest Income

Interest income for the six month period ended June 30, 2008, when compared to the same period in 2007, remained relatively flat even though cash balances increased, primarily due to reduced returns on cash and investment balances as interest rates have declined.

Interest Expense, Net

Interest expense for the six month period ended June 30, 2008, when compared to the same period in 2007, increased by $0.7 million due to a full six months of interest expense in 2008 compared to only four and half months in 2007 offset by a decrease in interest incurred on notes payable resulting from scheduled principal payments, a voluntary principal prepayment, reductions in interest rates, and also due to a decrease in interest expense associated with a change in fair value of the interest rate swap. During the six months ended June 30, 2008 and 2007, the affect on interest expense from changes in the fair value of the interest rate swap were a decrease of $0.2 million and a decrease of $0.6 million, respectively.

Income Taxes

During the six month period ended June 30, 2008, income tax expense of approximately $11.2 million was recorded based on our estimated effective tax rate applied to income from operations during the first half of the fiscal year. This amount was based on a review of our overall estimated tax rate applied to income from operations during the six months ended June 30, 2008, with any adjustments being made during the three months ended June 30, 2008. Certain discrete or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in our effective tax rates from quarter to quarter.

The utilization of net operating losses and associated valuation allowance reductions have been considered in estimating our annual effective tax rate. Additionally, part of the tax expense is due to the utilization of net operating losses associated with a prior acquisition that had a valuation allowance established in purchase accounting and subsequent recognition and usage of these net operating losses in fiscal year 2008 resulted in a decrease to goodwill for the reversal of the valuation allowance and an offsetting increase in income tax expense.

During the six month period ended June 30, 2007, income tax expense of approximately $1.2 million was recorded and relates to income offset by a portion of our net operating losses (“NOLs”) which created deferred tax expense that was not offset by the related release of valuation allowance on those NOLs. The tax benefit resulting from valuation release was credited to goodwill instead of tax expense, since the valuation allowance on those NOLs was originally established in purchase accounting.

Liquidity

Cash Flows

At June 30, 2008, our principal sources of liquidity consisted of $64.5 million of cash and cash equivalents, as compared to $63.1 million of cash and cash equivalents and marketable securities at December 31, 2007.

Net cash provided by operating activities was $24.6 million for the six months ended June 30, 2008, compared to $8.3 million for the six months ended June 30, 2007. Net income for the first six months of 2008 was $30.2 million, compared to a net loss of $13.8 million for the same period of 2007. In addition, included in operating results for the first half of 2008 were decreases in non-cash charges such as stock compensation and exclusivity rights expenses associated with the contingent shares, offset by increases in depreciation and amortization and deferred tax expenses. We also experienced decreases in accounts receivable,  and other operating assets. However, these increases were offset by a $45.0 million decrease in operating cash flow resulting from the change to deferred revenue balances, along with $6.8 million in cash flow decreases attributable to the change in accrued payroll. Also reducing the increase in operating cash flows was a $2.8 million increase related to accrued tax liability levels which includes income taxes payable.

At June 30, 2008, net working capital increased by $6.5 million to $44.1 million, compared to $37.6 million at December 31, 2007, after excluding the change in the current portion of deferred revenue which is substantially a non-cash liability. The primary reason for the increase in net working capital was the $6.1 million decrease in accrued payroll.

At June 30, 2008, we had no marketable securities compared to $1.5 million at December 31, 2007. During the six months ended June 30, 2008 we redeemed our two remaining securities which provided $1.5 million in proceeds, as compared to $19.3 million in proceeds provided from the sale of investments during the six months ended June 30, 2007. The sales of investments during the six months ended June 30, 2007, were primarily in connection with the February 15, 2007 merger with thinkorswim Holdings.

At June 30, 2008, we had notes payable of $99.4 million compared to $117.5 million at December 31, 2007. During the six months ended June 30, 2008 we made principal payments of $18.1 million, compared to $2.5 million in the same period in 2007. The principal payments made during the six months ended June 30, 2008 include a $5.6 million voluntary principal prepayment.

During the six months ended June 30, 2008 several individuals elected to pay the taxes on the vested shares by allowing us to withhold some of the shares to cover the amount of required minimum taxes. We withheld 26,482 shares worth $0.4 million.

We expect to continue to use our liquid assets to invest in our infrastructure and fund our operations.

Credit Agreement with JPMorgan

In connection with the merger with thinkorswim Holdings (see Note 3), on February 15, 2007 we entered into a Credit Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and with other lenders from time to time parties thereto.

The Credit Agreement provides for $125 million in senior secured term loan facilities and a $25 million senior secured revolving loan facility. The senior secured term loan facilities are comprised of a five-year $50 million senior secured term loan A facility, and a five-and-a-half year $75 million senior secured term loan B facility. The revolving loan facility has a five-year term. The Credit Agreement includes an expansion feature with respect to the term loans pursuant to which we may request an increase in the permitted aggregate term loan borrowings of up to $25 million. Accordingly, the remaining borrowing capacity under the revolving facility is $25.0 million. The borrowings under the new senior credit facilities are guaranteed by substantially all of the material wholly-owned domestic subsidiaries of thinkorswim (other than thinkorswim, Inc. and certain immaterial subsidiaries).

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

The Credit Agreement also calls for prepayment of loan facilities if certain conditions are met. This prepayment requirement commenced with fiscal year ended December 31, 2007, and is calculated as an amount equal to 50% of “excess cash flow” for each fiscal year as defined in the agreement.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants applicable to thinkorswim, including, among other things, restrictions on indebtedness, liens, fundamental changes, investments and acquisitions, sales of assets, sale leasebacks, mergers and consolidations, dividends and other distributions, redemptions, hedging agreements, transactions with affiliates, and maximum fixed charge and total leverage ratios. The Credit Agreement also includes customary events of default, including the occurrence of a change in control.

If an event of default under the Credit Agreement occurs and is continuing, the commitments thereunder may be terminated and the principal amount outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable.

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

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of June 30, 2008 (in thousands):

Payments due by period	Capital leases(1)	Operating leases(2)	Data & communication purchase agreements(3)	Notes Payable(4)	Management employment agreements(5)	Total contractual obligations
Remaining 2008	$126	$926	$2,591	$5,000	$1,075	$9,718
1 — 3 Years	359	3,246	728	35,000	2,773	42,106
Thereafter	—	921	—	59,400	—	60,321
Total Payments	485	$5,093	$3,319	$99,400	$3,848	$112,145

Less: Amount representing interest (8.0%)	36

Present value of lease payments	449

Less: Current portion	227

Long-term portion	$222

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

(4)                                       In connection with the note payable outstanding as of June 30, 2008, the interest rate on the term A facility of $35.4 million was 4.55 percent and on the term B facility of $64.0 million was 6.06 percent. Rates are subject to change. The Credit Agreement requires that we enter into, and for a period of not less than three years, beginning March 30, 2007, maintain in effect, one or more hedging agreements, the effect of which is to fix or cap the interest rates applicable to at least 50 percent of the loan amounts. The interest amounts, adjusted for the market value of any hedging agreements, are not included in the table above. At the current interest rates, estimated interest paid would be approximately $15.6 million over the remaining life of the notes payable, without adjustment for the market value of any hedging agreements. In April 2008, we made a $5.6 million voluntary prepayment on our notes payable.

(5)                                       We have entered into agreements with certain senior executives that require us to make cash payments over contractual periods. The amounts in the table above relate to obligations owing at June 30, 2008. During February 2007, we renewed the employment contracts of three senior executives over two and three-year terms.

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

Recently Issued Accounting Standards

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

On January 1, 2008, we adopted certain provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of FAS 157 adopted on January 1, 2008 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and did not have a material impact on our consolidated financial statements. The provisions of FAS 157 related to other nonfinancial assets and liabilities will be effective for us on January 1, 2009, and will be applied prospectively. We are currently evaluating the impact that these additional FAS 157 provisions will have on our consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS No. 133 and generally increases the level of disaggregation that will be required in an entity’s financial statements. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact that SFAS 161 will have on our consolidated financial statements.

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

In connection with the merger with thinkorswim Holdings on February 15, 2007, we entered into a credit agreement with JPMorgan Chase Bank wherein we were provided a senior secured variable rate term loan of $125 million to fund a portion of the cash purchase price. On March 30, 2007, we entered into an interest rate swap that fixed approximately half of the loan facility. Based on this outstanding debt obligation, a 1.0% increase in interest rates would increase our annual interest expense and related cash payments by approximately $0.5 million; a decrease of 1.0% in interest rates would decrease our annualized interest expense and related cash payments by approximately $0.5 million. Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods.

thinkorswim, Inc. earns a net interest spread from our outsourced clearing firm on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances. The profitability of our margin lending activities depends to a great extent on the difference between interest income earned on margin loans and investments of customer cash and the interest expense paid on customer cash balances and borrowings through our clearing firms. Based on our interest income during the three and six months ended June 30, 2008, a 1.0% decline in interest rates would have resulted in a $3.3 million and $5.5 million decline in interest income for the three and six month periods, respectively. Further, during the three and six months ended June 30, 2008, a 1.0% increase in interest rates would have resulted in a $3.2 million and $4.9 million increase in interest income for the three and six month periods, respectively.

Item 4.                          Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the securities Exchange Act of 1934, as amended) were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the six months ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.                          Legal Proceedings

We are cooperating with a non-public, formal inquiry by the SEC relating to representations by certain presenters in certain portions of their presentations at some of our seminars. We have been cooperating with and intend to continue to cooperate with the SEC. Because it is ongoing, we cannot predict the outcome of this formal inquiry at this time, and, as a result, no conclusion can be reached as to what impact, if any, this inquiry may have on us or our operations.

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

Item 2.                         Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Not applicable.

(b)         Not applicable.

(c)                               The following table provides information with respect to the shares of common stock repurchased by us during the second quarter of fiscal year 2008.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2008 – April 30, 2008	2,645	(1)	$11.30	—	—
May 1, 2008 – May 31, 2008	—		$—	—	—
June 1, 2008 - June 30, 2008	—		$—	—	—
Total	2,645		$11.30	—	5,000,000

(1)          Represents shares of our common stock that were tendered in satisfaction of tax withholding requirements for vested restricted common stock granted under the 2004 Restricted Stock Plan.

(2)          In June 2008, the board of directors authorized a stock repurchase program under which we can repurchase up to 5.0 million shares of our common stock over a two-year period.

Item 3.                         Defaults upon Senior Securities

None.

Item 4.                         Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders (“Annual Meeting”) on June 6, 2008. The purpose of the Annual Meeting was to (i) elect two Class I directors, each of whom will serve a three-year term expiring at the 2011 Annual Meeting and (ii) to amend the 2004 restricted stock plan to increase the number of shares of common stock available from 500,000 to 1,500,000, and (iii) to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008.

The following table provides the number of votes cast related to each proposal:

	For	Withheld
Lisa Polsky	42,399,169	647,079
Scott D. Sheridan	33,064,981	9,981,267
Douglas T. Tansil	40,440,270	2,605,978

	For	Against	Abstain	Broker Non-Votes

Restricted Stock Plan	22,047,280	11,527,867	49,712	9,421,389

	For	Against	Abstain	Broker Non-Votes

Ratification of KPMG LLP	42,706,375	228,459	111,414	0

The following other directors continued their term of office after the annual meeting:  F. Warren McFarlan, Lee K. Barba, Tom Sosnoff, and Hans von Meiss.

Item 5.                          Other Information

None.

Item 6.                          Exhibits

(a)          Exhibits:

3.1(i)	Certificate of Incorporation thinkorswim Group Inc.

10.1	Second Amended and Restated 2004 Restricted Stock Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

thinkorswim Group Inc.

/s/ IDA K. KANE
Ida K. Kane
Chief Financial Officer
A duly authorized officer of the Registrant

Date: August 8, 2008