Form 10-Q
period 2008-09-30
THINKORSWIM GROUP INC.
filed 2008-11-06
CIK 1145124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED September 30, 2008

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

Common Stock: 66,499,785 as of November 3, 2008

THINKORSWIM GROUP INC. AND SUBSIDIARIES
Report on Form 10-Q
Quarter Ended September 30, 2008

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THINKORSWIM GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)
(unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$72,952	$61,579
Marketable securities	—	1,501
Accounts receivable, net of allowance ($186 and $198, respectively)	7,472	11,131
Receivable from clearing brokers	12,111	5,503
Income tax receivable	804	—
Deferred tax assets	15,304	13,496
Other current assets	12,306	9,622
Total current assets	120,949	102,832

Long-term restricted cash	373	389
Goodwill	208,477	208,776
Intangible assets, net of accumulated amortization ($28,544 and $17,330, respectively)	121,373	132,587
Software development cost, net of accumulated depreciation ($7,147 and $3,363, respectively)	26,637	26,939
Furniture and equipment, net of accumulated depreciation ($11,867 and $8,726, respectively)	6,599	8,007
Other long-term assets	27,402	29,800

Total assets	$511,810	$509,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of deferred revenue	$94,090	$124,486
Other current liabilities	19,747	17,825
Accounts payable	11,194	8,896
Accrued payroll	11,088	13,278
Accrued tax liabilities	6,402	7,544
Current portion of capitalized lease obligations	231	212
Current portion of notes payable	17,500	17,500
Total current liabilities	160,252	189,741

Long-term portion of deferred revenue	25,872	37,384
Long-term portion of capitalized lease obligations	164	330
Long-term portion of notes payable	79,400	100,000
Deferred tax liabilities	28,191	18,487
Other long-term accrued liabilities	1,424	1,493
Total liabilities	295,303	347,435

Stockholders’ equity:
Common stock $0.01 par value (66,500 and 65,655 shares issued and outstanding, respectively)	665	656
Additional paid-in capital	335,832	331,006
Accumulated other comprehensive income	(12)	20
Accumulated deficit	(119,978)	(169,787)
Total stockholders’ equity	216,507	161,895

Total liabilities and stockholders’ equity	$511,810	$509,330

The accompanying notes are an integral part of these condensed consolidated financial statements

THINKORSWIM GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Income

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$98,065	$89,332	$286,046	$223,934
Costs and expenses
Cost of revenue	36,707	35,656	106,608	105,620
Selling expense	12,114	16,165	45,451	52,531
General and administrative expense	18,943	15,337	57,462	52,346
Special charges	1,087	310	2,206	1,275
Total costs and expenses	68,851	67,468	211,727	211,772

Income from operations	29,214	21,864	74,319	12,162

Other income (expense)
Interest expense, net	(2,140)	(3,903)	(6,594)	(7,681)
Interest income	384	433	1,111	1,294
Other	(13)	(6)	1	2
Other expense	(1,769)	(3,476)	(5,482)	(6,385)

Net income before income taxes	27,445	18,388	68,837	5,777
Income tax provision	7,806	—	19,028	1,150

Net income	$19,639	$18,388	$49,809	$4,627

Net income per common share:
Basic	$0.30	$0.28	$0.75	$0.07
Diluted	$0.29	$0.27	$0.73	$0.07

Weighted average common shares outstanding — basic	66,406	65,437	66,101	62,076
Weighted average common shares outstanding — diluted	68,531	68,383	68,528	64,468

The accompanying notes are an integral part of these condensed consolidated financial statements.

THINKORSWIM GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$49,809	$4,627
Reconciling adjustments:
Depreciation and amortization	18,139	14,182
Deferred taxes	9,299	173
Stock compensation expense	6,292	13,391
Amortization of exclusivity rights	915	879
Contingent shares in connection with exclusivity rights and intellectual property acquired	—	2,191
Amortization of debt issuance costs	804	768
(Decrease) increase in fair value of interest rate swap, included in interest expense	(69)	479
Provision for sales return reserve	1,125	892
Provision for lease termination	—	136
Provision for bad debt	—	243
Provision for inventory reserve	—	70
Loss on sale of assets	4	22
(Gain) loss on marketable securities	(7)	4
Changes in operating assets and liabilities, net of the effect of acquired businesses:
Accounts receivable	3,659	(11,417)
Receivable from clearing brokers	(6,608)	(6,114)
Income tax receivable	(804)	62
Other assets	(3,063)	5,619
Accounts payable	2,175	(2,345)
Deferred revenue	(41,908)	7,792
Accrued payroll	(2,190)	4,677
Other liabilities	2,356	(5,847)
Accrued tax liabilities	(1,142)	(170)
Net cash provided by operating activities	38,786	30,314

Cash flows from investing activities:
Proceeds from the sale or maturity of marketable securities	1,501	19,341
Proceeds from the sale of equipment	—	25
Payments for capitalized software development costs	(5,122)	(11,469)
Purchases of furniture and equipment	(1,655)	(3,102)
Cash held in escrow	1,058	(8,400)
Cash paid in business acquisitions, net of cash received	(1,058)	(149,347)
Net cash used in investing activities	(5,276)	(152,952)

Cash flows from financing activities:
Payments on capital leases	(147)	(139)
Payments on notes payable	(20,600)	(5,000)
Changes in restricted cash	16	(8)
Proceeds from notes payable	—	125,000
Payment of debt issuance costs	—	(4,539)
Minimum tax withholding on restricted stock awards	(430)	—
Repurchase of stock	(1,455)	—
Proceeds from exercise of stock options	504	661
Net cash (used in) provided by financing activities	(22,112)	115,975

Effect of exchange rate on cash and cash equivalents	(25)	27

Increase (decrease) in cash and cash equivalents	11,373	(6,636)
Cash and cash equivalents:
Beginning of period	61,579	52,923

End of period	$72,952	$46,287

Supplemental disclosures of cash flow information:
Cash paid for interest, net	$5,590	$6,368
Cash paid for taxes	$10,100	$547

Supplemental non-cash disclosures:
Equipment financed with capital lease obligations	$—	$52
Exclusivity rights and intellectual property financed through stock	$—	$10,710
Litigation settled with stock	$—	$2,762
Software development costs financed with stock	$(122)	$138
Software development, and furniture and equipment costs financed through accounts payable and other liabilities	$467	$3,436
Reversal of deferred tax valuation allowance through goodwill	$1,042	$1,048
Benefit taken on amortization of certain tax deductable acquisition costs	$315	$—

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”) and do not include all the information and footnotes required by accounting principles generally accepted in the United States. However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods. The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

Reclassifications

Certain prior period amounts in the Condensed Consolidated Financial Statements have been reclassified to conform to the current period’s presentation. In the Condensed Consolidated Statements of Income for the nine months ended September 30, 2008, $1.1 million of trade errors and customer debit write-offs were reclassified from General and Administrative expense to Cost of Revenue related to the six month period ended June 30, 2008. In addition, for the three and nine months ended September 30, 2007, $0.2 and $0.3 million were reclassified from General and Administrative expense to Cost of Revenue in the Condensed Consolidated Statements of Income

Fair Value Measurements

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

The Company has utilized an estimated effective annual tax rate for interim reporting for the three and nine month periods ended September 30, 2008. Under this method generally accepted accounting principles require that the interim period tax provision be determined as follows:

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

Accounting Pronouncements Issued Not Yet Adopted

On January 1, 2008, the Company adopted certain provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of FAS 157 adopted on January 1, 2008 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and did not have a material impact on the Company’s Condensed Consolidated Financial Statements. The provisions of FAS 157 related to other nonfinancial assets and liabilities will be effective for the Company on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact that these additional FAS 157 provisions will have on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. This standard establishes that an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This standard also defines how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and updates certain disclosure requirements for business combinations. This standard applies prospectively to business combinations for which the acquisition date is on or after the fiscal year beginning after December 15, 2008.

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

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after

December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact the adoption of FSP 142-3 will have on our consolidated financial statements.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (FAS 162). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’”. FAS 162 is not expected to have a material impact on our financial statements.

3.                 Acquisitions

thinkorswim Holdings, Inc.

In September 2006, the Company and thinkorswim Holdings, Inc. (“thinkorswim Holdings”), prior to June 6, 2008 known as thinkorswim Group Inc., a Delaware corporation, entered into an Agreement and Plan of Merger pursuant to which the Company would acquire 100% of the outstanding stock of thinkorswim Holdings. On February 15, 2007, the Company’s wholly-owned subsidiary, Atomic Acquisition Corp., merged with and into thinkorswim Holdings, and the results of thinkorswim Holdings’ operations have been included in the Condensed Consolidated Financial Statements since that date. The total purchase price of $360.9 million included cash of $182.8 million, shares of common stock worth $167.1 million (19.1 million shares of common stock), and $11.0 million in direct acquisition costs. In connection with the merger, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. provided the Company a senior secured term loan of $125.0 million to fund a portion of the cash purchase price.

As part of the Merger Agreement, the Company agreed to issue up to a maximum of 728,608 additional shares of common stock to thinkorswim Holdings shareholders in the event the stock’s average trading price fell below $8.75 per share during the twenty-day period prior to certain dates subsequent to the Merger (with an $8.00 floor on such share price). No such additional shares have been issued as of September 30, 2008. Of the remaining additional shares that may be issuable under the Merger Agreement, up to a maximum of 117,586 and 100,788 shares could be issuable as of February 15, 2009 and February 15, 2010, respectively (or, in each case, such later date when a shelf registration statement is first effective for the shares that become freely transferable as of such date) if the trading price falls below $8.75 as described above prior to such dates. At the time the Merger was announced, the fair market value of the Company’s stock was $8.59. Because the additional shares are contingently issuable if the price falls below $8.75 per share, the value of the portion of the purchase price attributable to the issuance of common stock has been increased to $8.75 per share in accordance with EITF No. 97-15, “Accounting for Contingency Arrangements Based on Security Prices in a Purchase Business Combination ”.

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

Current assets (including cash of $40.9 million)	$57,280
Property and equipment	2,411
Intangible assets:
Customer relationships (13 years)	93,400
Trade name (indefinite)	16,100
Non-compete agreements (3 years)	2,500
Technology (7 years)	28,950
Goodwill	191,543
Deferred tax assets	48,533
Total assets acquired	440,717

Current liabilities	(25,392)
Deferred tax liability related to value assigned to intangibles	(54,385)
Total liabilities assumed	(79,777)
Net assets acquired	$360,940

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

In addition, the Company granted certain employees and consultants of thinkorswim Holdings options to purchase 2,255,563 shares of Common Stock which vest over four years, under the Company’s 2001 Stock Option Plan, half with an exercise price equal to the fair market value of the underlying Common Stock at the time of grant, and half with an exercise price equal to 150% of such fair market value. Approximately 125,000 of these stock options were granted to consultants to thinkorswim Holdings. We have accounted for stock options granted to consultants in accordance with EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.”

At the time of the acquisition, approximately $8.5 million was placed in escrow pending the resolution of various contingencies and tax-related matters. When the resolution of these contingencies is determinable beyond a reasonable doubt, this amount will be recorded as goodwill. Subsequent to the merger date cash payments and deductions made from funds held in escrow totaled $1.1 million as of September 30, 2008 and are included in the total purchase price. The remaining escrow balance related to these contingencies was $7.4 million as of September 30, 2008.

Additionally, in November 2007, the Company received a refund of approximately $8.5 million related to carryback claims generated by stock option exercises of pre-merger thinkorswim Holdings shareholders. This amount was recorded as an income tax receivable and as a corresponding payable at the time of the merger representing the funds due to former pre-merger thinkorswim Holdings shareholders. The refund was placed in escrow upon receipt. The refund is currently under audit by the Internal Revenue Service (“IRS”). Upon completion of the IRS audit the escrow funds will be paid to the pre-merger thinkorswim Holdings shareholders less any claims paid to the IRS, if any. The escrow amounts of $15.9 million as of September 30, 2008 are included in the Condensed Consolidated Balance Sheets within Other long-term assets.

The following table contains unaudited and pro forma results of operations for the nine month period ended September 30, 2007. The pro forma results of operations give pro forma effect as if the thinkorswim Holdings merger had occurred on January 1, 2007, after giving effect to certain adjustments including the amortization of the intangible assets, interest expense, tax adjustments, and assumes the purchase price has been allocated to the assets purchased and the liabilities assumed based on their values at the date of purchase. The effect of the change in fair value of the interest rate swap (See Note 4) has not been included in the following pro forma results of operations. The following unaudited pro forma results of operations are presented for illustrative purposes only, and are not necessarily indicative of the operating results that would have occurred had the transaction been consummated for the dates indicated. Furthermore, such unaudited pro forma results of operations are not necessarily indicative of future operating results of the combined companies, due to changes in operating activities following the purchase, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.

(in thousands, except per share data)	Nine Months Ended September 30, 2007
(unaudited)
Revenue	$234,051
Net income	$3,923

Net income per share:
Basic	$0.06
Diluted	$0.06

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

The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Fair Value
Description	as of September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets
Securities Owned (1)	$3,783	$3,783	$—	$—
Liabilities
Securities Sold, Not Yet Purchased (2)	(3,050)	(3,050)	—	—
Interest Rate Swap (3)	(1,408)	—	(1,408)	—
Total	$(675)	$733	$(1,408)	$—

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

For the three and nine months ended September 30, 2008, the company recorded $0.2 million loss and $0.1 million gain from change in fair value of the swap, respectively. For the three and nine months ended September 30, 2007 the company recorded $1.0 million and $0.5 million losses from change in fair value of the swap, respectively. These amounts were classified into interest expense as a yield adjustment to that portion of the term loans designated as a hedged debt obligation. The Company’s adoption of FAS 157 had no impact on net income and no impact on earnings per share.

5.                 Capitalized Software Development Costs

The Company complies with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting For Costs of Computer Software Developed or Obtained for Internal Use,” and EITF No. 00-2, “Accounting for Website Development Costs”  when accounting for internal use software . In accordance with SOP 98-1, software development costs incurred as part of an approved project plan that result in additional functionality to internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software. The Company capitalized $1.3 million and $3.5 million during the three and nine months ended September 30, 2008, respectively, and $4.4 million and $13.3 million for the three and nine months ended September 30, 2007, respectively, of software development costs related to internal use software for the implementation of the Company’s integrated enterprise resource planning and customer relationship management software solution and software and website assets developed for internal use by the brokerage services segment.

Amortization of software developed for internal use begins when the internal use software is ready for its intended use. The integrated enterprise resource planning software was placed in service in March 2007. The customer relationship management software was placed in service in December 2007, except for certain functionality that will be placed in service when completed in 2008. Internally developed software and website assets developed for internal use by the brokerage services segment have been placed in service on various dates during 2007 and 2008. Amortization expense was approximately $1.4 million and $3.8 million during the three and nine months ended September 30, 2008, respectively, and $0.6 million and $2.3 million for the three and nine months ended September 30, 2007, respectively.

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

 Securities owned and securities sold, not yet purchased, are composed of the following (in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	September 30, 2008	December 31, 2007	September 30, 2008	December 31, 2007
Options	$77	$152	$104	$240
Equities and other	3,706	553	2,946	2
Total	$3,783	$705	$3,050	$242

Securities owned and securities sold, not yet purchased are included in Other current assets and Other current liabilities, respectively, within the Condensed Consolidated Balance Sheets.

7.             Acquired Intangibles and Goodwill

Amortizable Intangibles

Amortizable acquired intangibles with finite lives as of September 30, 2008 and December 31, 2007 were as follows (in thousands):

	As of September 30, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Customer relationships	$93,440	$(14,709)	11.9 years	$93,440	$(7,927)	12.6 years
Technology and other	35,920	(11,553)	5.4 years	35,920	(7,790)	6.2 years
Non competition	3,630	(2,282)	1.8 years	3,630	(1,613)	2.4 years
Total amortizable intangibles	$132,990	$(28,544)	10.2 years	$132,990	$(17,330)	10.9 years

For the three and nine months ended September 30, 2008, amortization expense was $3.7 million and $11.2 million, respectively as compared to $3.7 million and $9.4 million for the same periods in 2007. Customer relationships are being amortized on an accelerated basis.

Estimated future amortization expense is as follows (in thousands):

2008 Remaining	$3,734
2009	15,343
2010	13,641
2011	12,831
2012	12,147
Thereafter	46,750
Total estimated amortization expense	$104,446

Non-amortizable Intangibles

Trademarks and trade names are not amortized and have indefinite lives as of September 30, 2008. The Company recorded $0.8 million as a result of the acquisition of Prophet Financial Systems, Inc. (“Prophet”) in 2005 and $16.1 million as a result of the acquisition of thinkorswim Holdings in the first quarter of 2007.

Goodwill

The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of the acquired company. The changes in the carrying amount of goodwill as of September 30, 2008 are as follows (in thousands):

Balance at December 31, 2007	$208,776
thinkorswim Holdings acquisition related disbursements from escrow	1,058
Reversal of deferred tax valuation allowance through goodwill	(1,042)
Benefit taken on amortization of certain tax deductable acquisition costs	(315)
Balance at September 30, 2008	$208,477

8.                 Stock-Based Compensation

The Company’s purpose of granting stock options is to attract, retain, motivate and reward officers, directors and employees of the Company.

Employee Stock Option Plan Activity

The following table represents stock option activity for the nine months ended September 30, 2008:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual life
Outstanding options at January 1, 2008	6,129,122	$9.05
Granted	357,750	12.81
Exercised	(737,809)	0.69
Forfeited	(133,741)	10.97

Outstanding at September 30, 2008	5,615,322	10.34	6.5 years

Exercisable September 30, 2008	3,047,265	5.37	5.0 years

At September 30, 2008, the aggregate intrinsic value of options outstanding was $17.1 million and the aggregate intrinsic value of exercisable options was $16.0 million. The total intrinsic value of options exercised was $5.4 million and $7.2 million for the three and nine months ended September 30, 2008, respectively, and $0.3 million and $1.6 million for the three and nine months ending September 30, 2007, respectively.

At September 30, 2008, there was $14.6 million of unrecognized compensation cost related to options which is expected to be recognized over a weighted-average period of 2.5 years.

The total compensation expense related to the Company’s stock option plans, which is included in results of operations within the Condensed Consolidated Statements of Income, was $1.5 million and $4.7 million for the three and nine months ended September 30, 2008, respectively, and $1.6 million and $12.6 million for the three and nine month periods ended September 30, 2007, respectively. Of the expense during the nine months ended September 30, 2007, $8.5 million relates to a grant to the Company’s chief executive which terms were modified.

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted average assumptions for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Dividend yield	—	—	—	—
Risk-free interest rate	3.49%	4.89%	2.94%	4.71%
Volatility	53.0%	54.8%	51.6%	55.2%
Expected lives	6.3 years	6.3 years	6.3 years	6.7 years
Weighted average fair value of options granted	$4.58	$6.08	$6.75	$8.61

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

For the three and nine month periods ended September 30, 2008, the Company repurchased and retired 0.1 million shares of common stock for a total cost of $1.5 million or $9.72 per share, under the terms of the program. The price of the shares was the closing market price on the date of repurchase.  At September 30, 2008, 4,850,209 shares may be repurchased under the stock repurchase plan.

Restricted Stock

On June 6, 2008, the shareholders approved an amendment to the 2004 restricted stock plan increasing the amount of common stock available for issuance under the plan from 500,000 to 1,500,000. There are 1,122,075 shares of Company common stock available for issuance under the 2004 Restricted Stock Plan as of September 30, 2008, as amended. Shares of Company common stock awarded under the plan may be either previously authorized but unissued shares or issued shares which have been reacquired by the Company after their original issuance (including but not limited to shares purchased on the open market).

A summary of the status of the Company’s non-vested shares as of September 30, 2008, and changes during the nine months ended September 30, 2008, is as follows:

	Number of nonvested shares	Weighted-average fair value at the grant date
Nonvested shares at January 1, 2008	204,750	$14.43
Granted	163,000	13.02
Vested	(83,600)	13.91
Forfeited	(9,825)	13.79
Nonvested shares at September 30, 2008	274,325	13.77

As of September 30, 2008, there was $2.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Plan. The expense is expected to be recognized over a weighted-average period of 1.6 years. The compensation cost related to restricted stock issued under the 2004 Plan and included in operating expenses within the Condensed Consolidated Statements of Income was $0.5 million and $1.6 million for the three and nine months ended September 30, 2008, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2007, respectively. The fair value of the restricted stock awards is recognized in compensation expense as the restrictions lapse over their respective vesting periods based on their fair value on the date of grant.

The total fair value of shares vested during the three and nine months ended September 30, 2008 and 2007 was $5,245 and $1.2 million and $0 and $47,070, respectively.

In conjunction with the vesting of restricted stock, several individuals elected to pay the taxes on the vested shares by allowing the Company to withhold some of the shares to cover the amount of required minimum tax withholdings. For the three month period ended September 30, 2008, the Company withheld no shares and for the nine month period ended September 30, 2008 the Company withheld 26,482 shares worth $0.4 million or $16.27 per share. The price of the shares was the closing market price on the date repurchased.

9.                 Net Income Per Share

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Potential common stock equivalents amounting to 2.9 million and 2.8 million for the three and nine months ended September 30, 2008, respectively, and 2.5 million and 2.4 million for the three and nine months ended September 30, 2007, respectively, are excluded from the computation because their effect is anti-dilutive.

The following table presents the calculation for the number of shares used in the basic and diluted net income (loss) per share computations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average shares used to calculate basic net income per share	66,406	65,437	66,101	62,076
Stock options	1,843	2,778	2,163	2,232
Non-vested restricted stock	282	168	264	160
Weighted average shares used to calculate diluted net income per share	68,531	68,383	68,528	64,468
Basic	$0.30	$0.28	$0.75	$0.07
Diluted	$0.29	$0.27	$0.73	$0.07

10.          Comprehensive Income

Comprehensive income includes changes to equity accounts that were not the result of transactions with stockholders. Supplemental information on comprehensive income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$19,639	$18,388	$49,809	$4,627
Foreign currency translation gain	(25)	27	(25)	27
Net unrealized gain on marketable securities	—	11	(7)	8
Net comprehensive income	$19,614	$18,426	$49,777	$4,662

11.          Notes Payable

Notes payable amounts outstanding as of September 30, 2008, were $96.9 million. In addition, as of September 30, 2008, there were no outstanding letters of credit against the revolving loan facility. Accordingly, the remaining borrowing capacity under the revolving loan facility is $25.0 million. The weighted average interest rate as of September 30, 2008, was 6.44 percent.

The aggregate maturities of notes payable were as follows as of September 30, 2008 (in thousands):

2008 Remaining	$2,500
2009	17,500
2010	17,500
2011	17,500
2012	41,900
Total	$96,900

The Company incurred approximately $4.5 million of debt issuance costs related to these notes payable during the first quarter of 2007. The debt issuance costs are being amortized using the effective interest rate method over the notes payable term. Amortization expense was $0.2 million and $0.8 million for the three and nine months ended September 30, 2008, respectively, and $0.3 million and $0.8 million for the three and nine months ended September 30, 2007, respectively. In April 2008, the Company made a voluntary principal prepayment on the term loan A and B facilities of $5.6 million.

12.          Regulatory Requirements

thinkorswim, Inc., the registered broker dealer, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, as amended, administered by the SEC and FINRA, which requires the maintenance of minimum net capital. thinkorswim, Inc. is required to maintain net capital of the greater of 6 2/3% of aggregate indebtedness, or $0.25 million and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. thinkorswim, Inc. is also subject to the CTFC Regulation 1.17 (“Reg 1.17”) under the Commodity Exchange Act, administered by the Commodity Futures Trading Commission and the National Futures Association, which also requires the maintenance of minimum net capital to be the greater of its SEC and FINRA net capital requirement or $45,000. At September 30, 2008, the Company had net capital of $40.4 million, which was $38.3 million in excess of its required net capital of $2.2 million. The Company’s net capital ratio was 0.80 to 1.

13.          Segment Reporting

During 2007, the operations of the Brokerage Services segment have been included in the consolidated operations since the date of the merger of thinkorswim Holdings. As a result of the merger, the Company operates in the following two principal business segments:

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

Information concerning our operations by reportable segment is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue	2008	2007	2008	2007
Brokerage Services segment	$56,990	$32,586	$148,413	$69,441
Investor Education segment	41,075	56,746	137,633	154,493
Total	$98,065	$89,332	$286,046	$223,934

	Three Months Ended September 30,		Nine Months Ended September 30,
Income from Operations	2008	2007	2008	2007
Brokerage Services segment	$26,176	$12,375	$66,891	$23,971
Investor Education segment	3,038	9,489	7,428	(11,809)
Income from operations	$29,214	$21,864	$74,319	$12,162

	As of September 30,	As of December 31,
Identifiable Assets	2008	2007
Brokerage Services segment	$441,285	$423,457
Investor Education segment	70,525	85,873
Total	$511,810	$509,330

14.          Commitments and Contingencies

At September 30, 2008, future minimum lease payments under non-cancelable operating leases, related sub-leases, and capital leases were as follows:

	Capital leases	Operating leases	Sub-lease income	Net operating leases
For the fiscal years:

2008 Remaining	$64	$463	$(42)	$421
2009	253	1,845	(169)	1,676
2010	106	1,401	(129)	1,272
2011	—	627	—	627
2012	—	294	—	294
Total Lease Payments	423	$4,630	$(340)	$4,290

Less: Amount representing interest (average of 8%)	28

Present value of lease payments	395

Less: Current portion	231

Long-term portion	$164

The Company establishes liabilities when a particular contingency is probable and estimable. During the quarter ended September 30, 2008, amounts were accrued for certain contingencies which are both probable and estimable. The Company has certain contingencies which are reasonably possible, with an exposure to loss which is in excess of the amount accrued. However, the remaining reasonably possible exposure to loss cannot currently be estimated.

Approximately $8.5 million was placed in escrow at the date of the merger with thinkorswim Holdings, pending resolution of various contingencies involving legal and tax-related matters existing prior to the merger; see Note 3 for further discussion of the escrow amount.

The Company has applied for rulings from various states on the taxability of its products to determine if its sales tax policy is supported by the various state taxing jurisdictions. During 2006, the Company received rulings from a majority of the states to which it applied. Based on these rulings, the Company accrued sale tax reserves. The Company reversed $0.5 million and $1.5 million for the three and nine months ended September 30, 2008, respectively, and $0.1 million and $0.3 million for the three and nine months ended September 30, 2007,  respectively, of the previously accrued sales tax payable, due to the expiration of state statutes, which is included in Selling expense.

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

15.          Concentration and Credit Risk

The Company accessed approximately 39% and 41% for the three and nine months ended September 30, 2008, respectively, and 38% and 43% for the three and nine months ended September 30, 2007, respectively, of sales transaction volume for the Investor Education segment through marketing relationships. During 2007, these marketing relationships were with Success Magazine and NET Marketing Alliance. Effective August 2007, the Company ceased its relationship with NET Marketing Alliance and, therefore, this partner was not included in 2008.

The Company entered into an amended marketing agreement with one of our marketing partners on January, 29, 2008. Under the agreement, the Company has agreed, as a portion of the consideration for services to be provided, to issue up to 150,000 shares of the Company’s common stock on each of January 2010, 2011, and 2012, contingent and based upon certain levels of sales of investor education products and services originating from the marketing partner channel. The value of the contingent shares will be measured in accordance with EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services” based upon the value of the common shares at the time the contingent shares are earned. As of September 30, 2008, the Company did not record any expense related to the contingent shares as it is not probable that the marketing partner will meet the 2008 required performance criteria.

Credit risk is the amount of loss we would incur if a counterparty failed to perform its obligations under contractual terms. Substantially all of the clearing and depository operations of the Brokerage Services segment are performed by its clearing brokers on a fully disclosed basis pursuant to a clearance agreement.

In the normal course of business, the Company’s clearing brokers make margin loans to our customers which are collateralized by customer securities. In permitting the customers to purchase securities on margin, the clearing broker is exposed to the risk of a market decline that could reduce the value of the collateral held below the customers’ indebtedness before the collateral can be sold which could result in losses to the clearing broker. The Company’s agreement with the clearing brokers is to reimburse the clearing brokers for any losses incurred related to customers introduced by it. The exposure to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets and regulatory changes. The Company attempts to control the risk associated with customer activities by making credit inquiries when establishing customer relationships and by monitoring customer trading activity. Customer debit write-offs were $1.1 million and $1.6 million for the three and nine months ended September 30, 2008, respectively, zero and $0.1 million for the three and nine months ended September 30, 2007, respectively.

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

Of the $10.7 million of consideration in shares issued, $1.0 million was recorded based upon the fair value of the intellectual property received and recorded in Intangible assets and the remaining $9.7 million was recorded in Other long-term assets in the Condensed Consolidated Balance Sheets. Both of these assets are being amortized over a useful life of 11 years on an accelerated basis. The Company has amortized $0.3 million and $1.0 million for the three and nine months ended September 30, 2008, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2007, respectively. The amount of amortization expense recorded as an offset to Revenue within the Condensed Consolidated Statements of Income was $0.3 million and $0.9 million for the three and nine months ended September 30, 2008, respectively,  and $0.2 million and $0.8 million for the three and nine months ended September 30 2007, respectively. The amount of amortization expense recorded in Cost of revenue within the Condensed Consolidated Statements of Operations was zero and $0.1 million for the three and nine months ended September 30, 2008, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2007, respectively.

Shares that are contingent upon certain thresholds being met are recorded over the remaining performance period at the time it is probable that the performance conditions will be met. Included in the Condensed Consolidated Statements of Income is zero for the three and nine months ended September 30, 2008, and $0.9 million and $2.2 million for the three and nine months ended September 30, 2007, respectively, related to the contingent shares. The amount of expense which has been recorded as an offset to Revenue based on the provisions of EITF 01-9, “Accounting for Consideration Given By a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” was zero for the three and nine months ended September 30, 2008, respectively, and $0.8 million and $2.0 million for the three and nine months ended September 30, 2007, respectively. The amount of expense which has been recorded in Cost of revenue was zero for the three and nine months ended September 30, 2008, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2007, respectively.

In July 2008, the Company entered into a revised agreement with the group of active option traders related to certain exclusive rights and intellectual property. Under this revised agreement the Company will remain the exclusive provider for brokerage services for this group of active option traders for a seven year term. This revised agreement eliminates the contingent share provision that was part of the original agreement, therefore the Company has no further obligation to issue contingent shares of its common stock associated with performance thresholds of the active option trader group. The new agreement also contains a change of control provision that entitles the group of active traders to 750,000, 500,000 or 250,000 common shares of the Company’s stock if a change of control event, as defined by the agreement, occurs within the calendar years of 2008, 2009 or 2010, respectively. Furthermore, the Company will continue to amortize the $0.8 million remaining in Intangible assets and the $7.6 million remaining in Other long-term assets in the Condensed Consolidated Balance Sheets at September 30, 2008 over the seven year term of the revised agreement.

17.          Special Charges

Special charges consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Severance costs	$372	$—	$631	$165
Litigation settlement charges	715	310	1,575	1,110
Total	$1,087	$310	$2,206	$1,275

The Company recorded severance costs associated with the involuntary termination of 10 and 54 employees for the three and nine months ended September 30, 2008 and zero and 15 employees for the three and nine months ended September 30, 2007, respectively. The Company recorded charges related to estimated litigation settlement amounts of $0.7 million and $1.6 million for the three and nine months ended September 30, 2008, respectively, and $0.3 million and $1.1 million for the three and nine months ended September 30, 2007, respectively. Legal costs incurred in connection with these settlements have been included in General and administrative expense in the Condense Consolidated Statements of Income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Income

The following discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and accompanying notes included elsewhere in this Form 10-Q and the audited Consolidated Financial Statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Income included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements. Potential risks, among others, that could cause actual results to differ materially are discussed under “Item 1A Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as updated herein, and include but are not limited to:  the success of brand development efforts and strategic alliances; regulatory developments; the ability to compete effectively and adjust to changing market conditions; economic and political conditions generally; and the effect of competition in the brokerage and investor education markets. We assume no obligation to update or revise any forward-looking statements made herein or any other forward-looking statements we make, whether as a result of new information, future events, or otherwise.

Business Overview

On June 6, 2008, thinkorswim Group Inc., a leading provider of online brokerage and investor education services completed the conversion of its corporate identity from Investools Inc. thinkorswim Group Inc. offers market-leading on-line brokerage, investor education and related financial products and services for self-directed investors and active traders. thinkorswim Inc., our online brokerage division, provides a suite of trading platforms serving self-directed and institutional traders and money managers. thinkorswim customers trade a broad range of products including stocks and stock options, index options, futures and futures options, forex, mutual funds and fixed income. Investools’ Education Group, a subsidiary of thinkorswim Group Inc., offers a full range of investor education products and services that provide lifelong learning in a variety of interactive delivery formats. Our educational products and services cover a broad range of financial products, including equity securities, options, fixed income, index products, futures, other derivatives and foreign exchange.

On February 15, 2007, we merged with thinkorswim Holdings Inc. (“thinkorswim Holdings”), prior to June 6, 2008 known as thinkorswim Group, Inc. All securities transactions are cleared on a fully disclosed basis pursuant to a clearing agreement with our primary clearing broker, Penson Financial Services. See Note 3 to the Condensed Consolidated Financial Statements for further discussion regarding Acquisitions.

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

Consolidated Revenue

Our primary source of revenue for the Brokerage Services segment, which represented approximately 70% and 61% of total consolidated sales transaction volume (“STV”), a non-GAAP measure, during the three and nine months ended September 30, 2008, respectively, is commissions earned from our brokerage activities, which are driven largely by our customers’ trading activities. We derive commission revenues from customer transactions in options, stock, mutual funds, fixed income securities and futures and fees for spot foreign exchange (“forex”). Commission revenues and related brokerage and clearing related costs are recognized on a trade-date basis. Interest revenue and fees consists primarily of income generated by customer cash and money market funds held by our clearing broker, net of interest paid to customers on their credit balances and charged to customers on margin balances. Interest income is recorded when earned. We receive payment for order flow from liquidity providers where customers’ orders are routed. Payment for order flow is accrued when earned based on the respective trades generating such payments. The Investor Education segment represented approximately 30% and 39% of total consolidated STV during the three and nine months ended September 30, 2008, respectively. Investor Education segment STV, a non-GAAP measure, represents sales transactions generated in each period before the impact of recognition of deferred revenue from prior periods for services performed in the current period, and the deferral of current period sales for services to be performed in the future. We believe that STV is an important measure of business performance for the Investor Education segment.

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

The combined sales volume of our Brokerage Services and Investor Education segments is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Brokerage Services segment revenue
Commissions	$39,290	$19,637	$98,674	$42,424
Interest and dividends	7,109	5,960	20,975	12,976
Payment for order flow	8,451	5,036	22,894	10,107
Other brokerage related revenue	2,140	1,953	5,870	3,934
Brokerage Services segment revenue	56,990	32,586	148,413	69,441

Investor Education segment revenue
Workshop	3,872	8,052	15,214	32,844
Coaching services	10,598	17,281	37,610	62,947
Home study/Online courses	4,623	12,566	23,788	43,183
Webtime renewals	5,516	6,877	18,315	22,685
Other revenue	215	460	798	1,859
Total Investor Education sales transaction volume (“STV”)	24,824	45,236	95,725	163,518
Change in deferred revenue	16,251	11,510	41,908	(9,025)
Investor Education segment revenue	41,075	56,746	137,633	154,493
Total Consolidated Revenue	$98,065	$89,332	$286,046	$223,934

Cost of Revenue

The largest components of cost of revenue include investor education solicitation and fulfillment costs, which include employee sales commissions, partner commissions, travel and venue expenditures and credit card fees paid in connection with education sales. These costs are expensed as incurred at the inception of the sales transaction and are therefore recorded in the period of sale, not as the revenue is recognized. Employee compensation and benefits include salaries, bonuses, and related benefit costs for employees in both segments. Brokerage, clearing and other related fees include fees to clearing organizations, exchanges, third-party broker dealers and independent registered representatives. In the Condensed Consolidated Statements of Income for the nine months ended September 30, 2008, $1.1 million of trade errors and customer debit write-offs were reclassified from General and Administrative expense to Cost of Revenue related to the six month period ended June 30, 2008. In addition, for the three and nine months ended September 30, 2007, $0.2 million and $0.2 million were reclassified from General and Administrative expense to Cost of Revenue in the Condensed Consolidated Statements of Income. Our cost of sales is detailed as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change

Partner commissions	$4,259	$6,143	(31)%	$16,561	$25,770	(36)%
Payroll costs	8,257	11,168	(26)%	28,404	33,925	(16)%
Clearing and brokerage fees and other related expenses	9,859	5,616	76%	24,312	10,471	132%
Depreciation and amortization	5,021	4,277	17%	14,637	11,121	32%
Other	9,311	8,452	10%	22,694	24,333	(7)%
Total cost of revenue	$36,707	$35,656	3%	$106,608	$105,620	1%

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of Revenue	2008	2007	2008	2007

Total revenue	100%	100%	100%	100%

Partner commissions	4%	7%	6%	12%
Payroll costs	8%	13%	10%	15%
Clearing and brokerage fees and other related expenses	10%	6%	8%	4%
Depreciation and amortization	5%	5%	5%	5%
Other	10%	9%	8%	11%
Total cost of revenue	37%	40%	37%	47%

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of STV	2008	2007	2008	2007

Total sales transaction volume	100%	100%	100%	100%

Partner commissions	5%	8%	7%	11%
Payroll costs	10%	14%	12%	15%
Clearing and brokerage fees and other related expenses	12%	7%	10%	4%
Depreciation and amortization	6%	6%	6%	5%
Other	12%	11%	9%	10%
Total cost of revenue	45%	46%	44%	45%

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

Advertising costs are expensed as incurred, except for production costs, which are expensed when the first broadcast airs. Payroll costs included in selling expenses, which encompass both segments, relate to the salaries, commissions and associated employee benefit costs paid to certain employees for customer acquisition, at our live education events. Our selling expense is detailed as follows (in thousands, except percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change

Marketing	$9,058	$12,210	(26)%	$33,870	$39,504	(14)%
Payroll costs	2,077	2,042	2%	7,177	6,358	13%
Other	979	1,913	(49)%	4,404	6,669	(34)%
Total selling expense	$12,114	$16,165	(25)%	$45,451	$52,531	(13)%

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of Revenue	2008	2007	2008	2007

Total revenue	100%	100%	100%	100%

Marketing	9%	14%	12%	18%
Payroll costs	2%	2%	3%	3%
Other	1%	2%	2%	3%
Total selling expense	12%	18%	17%	24%

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change

Payroll	$8,981	$7,718	16%	$25,902	$30,690	(16)%
Other	9,962	7,619	31%	31,560	21,656	46%
Total general and administrative expense	$18,943	$15,337	24%	$57,462	$52,346	10%

	Three Months Ended September 30,		Nine Months Ended September 30,
Percentage of Revenue	2008	2007	2008	2007

Total revenue	100%	100%	100%	100%

Payroll	9%	9%	9%	14%
Other	10%	9%	11%	10%
Total general and administrative expense	19%	18%	20%	24%

Operating Data

The following table sets forth certain statistical data for each segment for the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Brokerage Services segment operating data:
Trading Days	64	63	189	187

New Retail Accounts Opened (1)	24,525	18,525	76,150	53,200
New Funded Retail Accounts	10,125	9,400	33,025	27,250
Ending Funded Retail Accounts	87,025	47,850	87,025	47,850

Retail Daily Average Revenue Trades (“DARTS”) (2)	57,300	29,600	51,800	22,000
Active Trader DARTs (3)	105,800	25,100	65,100	24,300
Total DARTs	163,100	54,700	116,900	46,300

Total Trades (MM)	10,361	3,413	22,036	8,626

Ending Client Assets ($MM)	$3,120	$2,180	$3,120	$2,180
Average Client Equity/Retail Account	$36,600	$43,500	$38,600	$44,500
Retail Commission Per Trade	$9.67	$9.25	$9.08	$9.84

Investor Education segment operating data:
Initial Education Sales Transaction Volume % (4)	4	9	8	15
Continuing Education Sales Transaction Volume % (5)	96	91	92	85
Total Paid Graduates (6)	7,620	9,470	29,560	30,830
Ending Active Subscribers (7)	93,900	98,000	93,900	98,000

(1)	Accounts opened represent accounts that have initiated the application process with the intent to fund.

(2)	Retail DARTs are trades executed using our retail platform.

(3)	Active Trader DARTs are trades executed using an active trader platform such as thinkpipes.

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

Three Months Ended September 30, 2008 Versus Three Months Ended September 30, 2007

thinkorswim Holdings operations have been included in the Condensed Consolidated Financial Statements since the merger date of February 15, 2007.

Consolidated Revenue

Revenue increased by $8.7 million for the three month period ended September 30, 2008, when compared to the same period in 2007, due to continued growth of the Brokerage Services segment in 2008.

Brokerage Services Segment

We entered into the Brokerage Services segment on February 15, 2007 with the merger with thinkorswim Holdings. During the three month period ended September 30, 2008, the Brokerage Services segment generated approximately $57.0 million of revenue. Commission revenue, which made up $39.3 million was primarily a result of the commissions earned on the trading activity of the 87,025 retail funded accounts that existed at September 30, 2008. Those accounts had daily average revenue trades of 57,300 during this period. Interest income is primarily earned from our clearing firm based on a negotiated rate that takes into account interest earned by our clearing firm on customer credit cash balances and charges to customers on margin balances. As of September 30, 2008, the average client balance was $36,600, of which approximately 56 percent was held in cash. Also, revenue earned for payment for order flow increased by $3.4 million due to an increase in eligible trades made during the quarter. Total trades were approximately 10.4 million during the three months ended September 30, 2008.

Investor Education Segment

Investor Education Sales Transaction Volume decreased approximately 45 percent for the three month period ended September 30, 2008, when compared to the same period in 2007. The decrease was attributed to an approximate 20 percent decrease in the total number of graduates acquired during the period at lower price points for their initial education. In addition, fewer students purchased continuing education at workshop events. The workshop sales rates, which are the sales that take place at the initial workshop of advanced products, dropped from 44 percent in the three months ended September 30, 2007 to 33 percent in the current three month period.

Change in Deferred Revenue

Change in deferred revenue increased $4.7 million for the three months ended September 30, 2008, compared to the same period in 2007. The change in deferred revenue is made up of two components. First, additions to deferred revenue include current period sales of products and services that have a future fulfillment date, which include coaching services, workshops, online courses and website subscription renewals. Bundled sales including deferred revenue components are added to deferred revenue and revenue is recognized as services to the student are rendered. Second, recognition of previously deferred revenue includes revenue recognized over either (1) the passage of time for subscription based products such as toolbox, coaching subscriptions or online courses or (2) based on fulfillment of products or services for certain coaching services and workshops. The primary reason for the change was the decrease in overall sales transaction volume in the comparative quarters, the combination of products and services sold during the current year, as well as the mix of products that existed in our deferred revenue liability account.

Cost of Revenues

Overall cost of revenue increased approximately 3 percent during the three month period ended September 30, 2008, compared to the same period in 2007. As a percentage of STV, cost of revenues decreased during the three months ended September 30, 2008 compared to the three months ended September 30, 2007, as the Brokerage Services segment grew as a percent of overall top line sales and has a lower cost of revenue as a percentage of STV.

Partner commissions, which relate solely to the Investor Education segment, decreased $1.9 million for the three month period ended September 30, 2008 compared to the same period in 2007, due to fewer sales generated through partner channels. This is partially due to the loss of a marketing partner during 2007.

Payroll costs include employee commissions based on a percentage of sales achieved from our Investor Education events or telesales groups, certain fixed wages related to the brokerage trade desk and education coaching services and the associated employee benefit costs. Payroll costs, which decreased by $2.9 million in the three month period ended September 30, 2008, when compared to the same period in 2007, were impacted by lower levels of STV and decreased headcount in certain departments in the Investor Education segment.

Brokerage, clearing and other related fees, which relate solely to the Brokerage Services segment, increased approximately $4.2 million during the third quarter of 2008 compared to the third quarter of 2007. These expenses include fees to clearing organizations, exchanges, third-party broker dealers and independent registered representatives. The increase is primarily attributable to increased sales volumes.

Depreciation and amortization increased approximately $0.7 million during the three month period ended September 30, 2008, when compared to the same period in 2007, primarily due to amortization of intangibles and other assets related to the thinkorswim Holdings merger.

Other cost of revenue is primarily comprised of amounts directly related to Investor Education sales transaction volume including travel expenditures, venue costs, material costs and credit card fees. In addition, data and quotation service costs and charges associated with trade errors and customer debit balance write-offs related to brokerage services are also included in other cost of revenue. Travel and venue were impacted by a decrease in costs due to a decreased number of events in the quarter ended September 30, 2008 and efforts to fulfill more products and services online.

Selling Expense

Total selling expense decreased by approximately $4.1 million during the three month period ended September 30, 2008, when compared to the same period in 2007, primarily due to a decrease in marketing expense associated with customer acquisition activities in the Investor Education segment.

Marketing costs decreased approximately 26 percent during the three month period ended September 30, 2008, when compared to the same period in 2007, primarily due to decreased spending related to our Investools branded events, which are marketed via various media channels including television, online, print and radio and also due to a lower overall number of events.

Payroll expense was relatively flat during the three month period ended September 30, 2008, when compared to the same period in 2007, primarily as a result of incremental payroll costs associated with the education group within thinkorswim Holdings, known as OptionPlanet, offset by a reduction in payroll cost for the Investor Education segment due to a lower number of events.

General and Administrative

General and administrative expenses increased $3.6 million for the three month period ended September 30, 2008, when compared to the same period in 2007. The increase was attributed primarily to an increase in technology, licensing, professional fees and hosting expenses as well as depreciation expenses related to internal systems.

Income from Operations

The Brokerage Services segment had operating margin of $26.2 million during the three months ended September 30, 2008, compared to an operating margin of $12.4 million for the quarter ended September 30, 2007. This increase in operating margin is due to the growth in operations for the Brokerage Services segment. The Investor Education segment operating margin decreased by $6.5 million for the three month period ended September 30, 2008, when compared to the same period in 2007. The decrease in income from operations is primarily attributable to a decrease in revenue due to lower STV in the current period, offset by a $9.2 million decrease in operating costs and expenses.

Interest Expense, Net

Interest expense for the three month period ended September 30, 2008, when compared to the same period in 2007, decreased by $1.8 million due to less interest incurred on notes payable resulting from decreased principal balances, reductions in interest rates, and the interest expense effect associated with changes in the fair value of the interest rate swap. The principal balances decreased due to scheduled principal payments and a $5.6 million voluntary principal prepayment made in the second quarter of 2008. The effect on interest expense from changes in the fair value of the interest rate swap were a increase of $0.2 million for the quarter ended September 30, 2008, and an increase of $1.0 million for the quarter ended September 30, 2007.

Interest Income

Interest income for the three month period ended September 30, 2008, when compared to the same period in 2007, was relatively flat even though cash balances have increased, primarily due to reduced returns on cash and investment balances as interest rates have declined.

Income Taxes

During the three month period ended September 30, 2008, income tax expense of approximately $7.8 million was recorded and was based on a review of our overall estimated effective tax rate applied to income from operations during the nine months ended September 30, 2008, with any necessary adjustments being made during the three months ended September 30, 2008. Certain discrete or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in our effective tax rates from quarter to quarter.

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

During the three month period ended September 30, 2007, no income tax expense was recorded.  A portion of our net operating losses (“NOLs”) was used during the quarter, creating deferred tax expense which was offset by a corresponding deferred tax benefit related to the release of valuation allowance on those NOLs.

Nine months Ended September 30, 2008 Versus Nine months Ended September 30, 2007 thinkorswim Holdings operations have been included in the Condensed Consolidated Financial Statements since the merger date of February 15, 2007.

Consolidated Revenue

Revenue increased by $62.1 million for the nine month period ended September 30, 2008, when compared to the same period in 2007; the majority of the increase is attributable to the Brokerage Services segment and resulted from the partial period revenue of thinkorswim Holdings in 2007 and continued revenue growth in 2008.

Brokerage Services Segment

We entered into the Brokerage Services segment on February 15, 2007 with the merger with thinkorswim Holdings. During the nine month period ended September 30, 2008, the Brokerage Services segment generated approximately $148.4 million of revenue. Commission revenue, which made up $98.7 million was primarily a result of the commissions earned on the trading activity of the 87,025 retail funded accounts that existed at September 30, 2008. Those accounts had daily average revenue trades of 51,800 during this period. Interest income is primarily earned from our clearing firm based on a negotiated rate that takes into account interest earned by our clearing firm on customer credit cash balances and charges to customers on margin balances. As of September 30, 2008, the average client balance was $36,600, of which 56% was held in cash. Also, revenue earned for payment for order flow increased $12.8 million due to an increase in eligible trades made during the year. Total trades were approximately 22.0 million during the nine months ended September 30, 2008.

Investor Education Segment

Investor Education Sales Transaction Volume decreased approximately 41 percent for the nine month period ended September 30, 2008, when compared to the same period in 2007. The decrease was attributed to a slight decrease in the number of total graduates acquired during the period at lower price points for their initial education. In addition, fewer students purchased continuing education at workshop events. The workshop sales rates, which are the sales that take place at the initial workshop of advanced products, dropped from 44 percent in the nine months ended September 30, 2007 to 33 percent in the current nine month period. In addition, during the third quarter of 2007, we lost one of our marketing partners.

Change in Deferred Revenue

Change in deferred revenue increased $50.9 million for the nine months ended September 30, 2008, compared to the same period in 2007. The change in deferred revenue is made up of two components. First, additions to deferred revenue include current period sales of products and services that have a future fulfillment date, which include coaching services, workshops, online courses and website subscription renewals. Bundled sales including deferred revenue components are added to deferred revenue and revenue is recognized as services to the student are rendered. Second, recognition of previously deferred revenue includes revenue recognized over either (1) the passage of time for subscription based products such as toolbox, coaching subscriptions or online courses or (2) based on fulfillment of products or services for certain coaching services and workshops. The primary reason for the change was the decrease in overall sales transaction volume in the comparative period, the combination of products and services sold during the current year, as well as the mix of products that existed in our deferred revenue liability account.

Cost of Revenues

Overall cost of revenue increased approximately 1 percent during the nine month period ended September 30, 2008, compared to the same period in 2007. As a percentage of STV, cost of revenues decreased 1 percent during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, as the Brokerage Services segment grew as a percent of overall top line sales and has a lower cost of revenues as a percentage of STV.

Partner commissions, which relate solely to the Investor Education segment, decreased $9.2 million for the nine month period ended September 30, 2008 compared to the same period in 2007, due to fewer sales generated through partnership channels. This is partially due to the loss of a marketing partner during 2007.

Payroll costs include employee commissions based on a percentage of sales achieved from our Investor Education events or telesales groups, certain fixed wages related to the brokerage trade desk and education coaching services and the associated employee benefit costs. Payroll costs, which decreased by $5.5 million in the nine month period ended September 30, 2008, when compared to the same period in 2007, were impacted by incremental costs associated with accounting for the Brokerage Services segment for the full nine month period offset by reduced commissions on lower levels of STV and decreased headcount in certain departments within the Investor Education segment.

Brokerage, clearing and other related fees, which relate solely to the Brokerage Services segment, increased approximately $13.8 million during the nine months ended September 30, 2008 compared to the same period in 2007. These expenses include fees to clearing organizations, exchanges, third-party broker dealers and independent registered representatives. The increase is also impacted by incremental costs associated with accounting for the Brokerage Services segment for the full nine month period as well as to increased sales volumes.

Depreciation and amortization increased approximately $3.5 million during the nine month period ended September 30, 2008, when compared to the same period in 2007, primarily due to amortization of intangibles and other assets related to the thinkorswim Holdings merger for a full nine months of expense in 2008 versus seven and a half months of expense in 2007.

Other cost of revenue is primarily comprised of amounts directly related to Investor Education sales transaction volume including travel expenditures, venue costs, material costs and credit card fees. In addition, data and quotation service costs and charges associated with trade errors and customer debit balance write-offs related to brokerage services are also included in other cost of revenue since the merger, resulting in three full quarters of expense for the nine months ended September 30, 2008 compared to seven and a half months of expense for 2007.  Travel and venue were impacted by incremental costs associated with the education segment investor conferences held during each year. In 2007 there were investor conferences held in the first and third quarters, while in 2008 there was only one investor conference held in the third quarter. The additional conference held in 2007 resulted in increased costs of approximately $1.5 million. Additionally, there was a decrease in costs due to a decreased number of events in the nine month period ended September 30, 2008 and efforts to fulfill more products and services online.

Selling Expense

Total selling expense decreased by approximately $7.1 million during the nine month period ended September 30, 2008, when compared to the same period in 2007, primarily due to a decrease in marketing expense associated with customer acquisition activities in the Investor Education segment offset by incremental costs associated with the Brokerage Services segment.

Marketing costs decreased approximately 14 percent during the nine month period ended September 30, 2008, when compared to the same period in 2007, primarily due to decreased spending related to our Investools branded events, which are marketed via various media channels including television, online, print and radio and also due to a lower overall number of events.

Payroll expense increased approximately 13 percent during the nine month period ended September 30, 2008, when compared to the same period in 2007, primarily as a result of the incremental payroll costs associated with the education group within thinkorswim Holdings, known as OptionPlanet. The costs associated with delivering the OptionPlanet courses are included in selling expense from the date of the merger in 2007 and for the entire nine month period ended September 30, 2008.

General and Administrative

General and administrative expenses increased $5.1 million for the nine month period ended September 30, 2008, when compared to the same period in 2007. The primary drivers of the increase were the incremental increases in general and administrative expenses associated with thinkorswim Holdings as the nine months ended September 30, 2007 included seven and a half months of expense compared to the nine month period ended September 30, 2008 combined with the current year increases we have experienced in technology, licensing, professional fees and hosting expenses as well as depreciation expenses related to the timing of the deployment of internal systems. This net increase in costs and expenses was offset by a decrease in compensation expense relating to the modification of an option agreement of the chief executive in connection with the merger with thinkorswim Holdings, resulting in additional compensation expense in the nine months ended September 30, 2007 of approximately $8.5 million.

Income from Operations

The Brokerage Services segment had an operating margin of $66.9 million during the nine months ended September 30, 2008, compared to an operating margin of $24.0 million for the seven and a half months from the merger date through September 30, 2007. This increase in operating margin is due to the growth in operations for the Brokerage Services segment. The Investor Education segment operating margin improved by $19.2 million for the nine month period ended September 30, 2008, when compared to the same period in 2007. The improvement from a loss to income from operations is mostly attributed to a $36.1 million decrease in operating costs and expenses offset by a decrease in revenue.

Interest Expense, Net

Interest expense for the nine month period ended September 30, 2008, when compared to the same period in 2007, decreased by $1.1 million due to less interest incurred on notes payable resulting from decreased principal balances, reductions in interest rates, and the interest expense effect associated with a change in fair value of the interest rate swap. Principal balances decreased due to scheduled principal payments and a $5.6 million voluntary principal prepayment made in the second quarter of 2008.  The effect on interest expense from changes in the fair value of the interest rate swap were a decrease of $0.1 million for the period ended September 30, 2008, and an increase of $0.5 million for the period ended September 30, 2007.

Interest Income

Interest income for the nine month period ended September 30, 2008, when compared to the same period in 2007, remained relatively flat even though cash balances increased, primarily due to reduced returns on cash and investment balances as interest rates have declined.

Income Taxes

During the nine month period ended September 30, 2008, income tax expense of approximately $19.0 million was recorded based on our estimated effective tax rate applied to income from operations during the first nine months of the fiscal year. This amount was based on a review of our overall estimated tax rate applied to income from operations during the nine months ended September 30, 2008, with any adjustments being made during the three months ended September 30, 2008. Certain discrete or unusual items are separately recognized in the quarter during which they occur and can be a source of variability in our effective tax rates from quarter to quarter.

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

During the nine month period ended September 30, 2007, income tax expense of approximately $1.2 million was recorded and relates to income offset by a portion of our net operating losses (“NOLs”) which created deferred tax expense that was not offset by the related release of valuation allowance on those NOLs. The tax benefit resulting from valuation release was credited to goodwill instead of tax expense, since the valuation allowance on those NOLs was originally established in purchase accounting.

Liquidity

Cash Flows

At September 30, 2008, our principal sources of liquidity consisted of $73.0 million of cash and cash equivalents, as compared to $63.1 million of cash and cash equivalents and marketable securities at December 31, 2007.

Net cash provided by operating activities was $38.8 million for the nine months ended September 30, 2008, compared to $30.3 million for the nine months ended September 30, 2007. Net income for the first nine months of 2008 was $49.8 million, compared to a net income of $4.6 million for the same period of 2007. In addition, included in operating results for the first nine months of 2008 were decreases in non-cash charges such as stock compensation and exclusivity rights expenses associated with the contingent shares, offset by increases in depreciation and amortization and deferred tax expenses. We also experienced decreases in accounts receivable, and other operating assets. However, these increases were offset by a $42.0 million decrease in operating cash flow resulting from the change to deferred revenue balances, along with $2.2 million in cash flow decreases attributable to the change in accrued payroll. Also reducing the increase in operating cash flows was a $1.1 million increase related to accrued tax liability levels which includes income taxes payable.

At September 30, 2008, net working capital increased by $17.2 million to $54.8 million, compared to $37.6 million at December 31, 2007, after excluding the change in the current portion of deferred revenue which is substantially a non-cash liability. The primary reason for the increase in net working capital was a $11.4 million increase in cash and cash equivalents, and a $6.6 million increase in accounts receivable from clearing brokers.

At September 30, 2008, we had no marketable securities compared to $1.5 million at December 31, 2007. During the nine months ended September 30, 2008 we redeemed our two remaining securities which provided $1.5 million in proceeds, as compared to $19.3 million in proceeds provided from the sale of investments during the nine months ended September 30, 2007. The sales of investments during the nine months ended September 30, 2007, were primarily in connection with the February 15, 2007 merger with thinkorswim Holdings.

At September 30, 2008, we had notes payable of $96.9 million compared to $117.5 million at December 31, 2007. During the nine months ended September 30, 2008 we made principal payments of $20.6 million, compared to $5.0 million in the same period in 2007. The principal payments made during the nine months ended September 30, 2008 include a $5.6 million voluntary principal prepayment.

During the nine months ended September 30, 2008 several individuals elected to pay the taxes on the vested shares by allowing us to withhold some of the shares to cover the amount of required minimum taxes. We withheld 26,482 shares worth $0.4 million.  In addition, the Company repurchased 0.1 million shares of common stock in open market transactions for a total cost of $1.5 million or an average of $9.72 per share, under the terms of the Company’s buy-back program approved in 2008.

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

Interest payments on both the term loan A and B facilities are due at the end of every calendar quarter. In addition to interest, principal payments of $2.5 million are due on the term loan A facility at the end of every calendar quarter, beginning September 30, 2007 through February 2012. In addition to quarterly interest payments, principal payments of $7.5 million are due annually on the term loan B facility, beginning at the end of March 2008 through March 2012. In August 2012, a $37.5 million balloon payment on the term loan B facility is due.

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

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of September 30, 2008 (in thousands):

Payments due by period	Capital leases(1)	Operating leases(2)	Data & communication purchase agreements(3)	Notes Payable(4)	Management employment agreements(5)	Total contractual obligations
Remaining 2008	$64	$463	$2,760	$2,500	$625	$6,412
1 — 3 Years	359	3,246	2,178	35,000	2,930	43,713
Thereafter	—	921	—	59,400	—	60,321
Total Payments	423	$4,630	$4,938	$96,900	$3,555	$110,446

Less: Amount representing interest (8.0%)	28

Present value of lease payments	395

Less: Current portion	231

Long-term portion	$164

(1)	Our capital leases include telecommunications equipment. The agreements terminate in 2010.

(2)	Our operating leases include office space and operating facilities. The agreements have termination dates from 2008 until 2012.

(3)	We have supply contracts with various vendors of financial data and communications services providing for minimum monthly commitments. These contracts have termination dates from 2008 to 2009.

(4)

In connection with the note payable outstanding as of September 30, 2008, the interest rate on the term A facility of $32.9 million was 5.45 percent and on the term B facility of $64.0 million was 6.95 percent. Rates are subject to change. The Credit Agreement requires that we enter into, and for a period of not less than three years, beginning March 30, 2007, maintain in effect, one or more hedging agreements, the effect of which is to fix or cap the interest rates applicable to at least 50 percent of the loan amounts. The interest amounts, adjusted for the market value of any hedging agreements, are not included in the table above. At the current interest rates, estimated interest paid would be approximately $16.4 million over the remaining life of the notes payable, without adjustment for the market value of any hedging agreements. In April 2008, we made a $5.6 million voluntary prepayment on our notes payable.

(5)

We have entered into agreements with certain senior executives that require us to make cash payments over contractual periods. The amounts in the table above relate to obligations owing at September 30, 2008. During February 2007, we renewed the employment contracts of three senior executives over two and three-year terms.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. This standard establishes that an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This standard also defines how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and updates certain disclosure requirements for business combinations. This standard applies prospectively to business combinations for which the acquisition date is on or after the fiscal year beginning after December 15, 2008.

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

In April 2008, the FASB issued FASB Staff Position FAS 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact the adoption of FSP 142-3 will have on our consolidated financial statements.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (FAS 162). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’”. FAS 162 is not expected to have a material impact on our financial statements.

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

thinkorswim, Inc. earns a net interest spread from our outsourced clearing firm on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances. The profitability of our margin lending activities depends to a great extent on the difference between interest income earned on margin loans and investments of customer cash and the interest expense paid on customer cash balances and borrowings through our clearing firms. Based on our interest income during the three and nine months ended September 30, 2008, a 1.0% decline in interest rates would have resulted in a $3.0 million and $7.4 million decline in interest income for the three and nine month periods, respectively. Further, during the three and nine months ended September 30, 2008, a 1.0% increase in interest rates would have resulted in a $2.6 million and $7.1 million increase in interest income for the three and nine month periods, respectively.

Item 4.                          Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the securities Exchange Act of 1934, as amended) were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1a.                    Risk Factors

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, including the update below, to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our business or future results.

Global Economic Conditions and Volatile Securities Markets May Continue to Impact our Business.

The second half of 2008 has seen a rapid softening of the economy, volatile securities markets, and tightening of the credit markets. The continuation, or worsening, of domestic and global economic conditions could adversely affect our revenues. Sharp drops or sustained or gradual declines in securities prices or other developments in the securities markets typically could cause individual investors to be less inclined to invest in the securities markets, which would be likely to result in reduced interest in our investor educational products and services.

Many of the customer accounts of our brokerage business are margin accounts. Our customer futures accounts trade on margin as well. In margin transactions, we may be obligated for credit extended to our customers by our clearing firms, because we indemnify our clearing firms for our customers’ debits and defaults. Margin credit is collateralized by cash and securities in the customers’ accounts. We also execute customer transactions involving the sale of securities not yet purchased which result in our clearing firms extending leverage to our customers for which we may be ultimately responsible. Leverage involves securing a large potential future obligation with a proportional amount of cash or securities.  During periods of fast market movements, as the securities markets have recently and continue to experience, and in cases where leverage or collateral is concentrated and market movements occur, the risks associated with margin credit and leverage increase. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. When our clearing firms extend margin or our customers use leverage, our clearing firms may be exposed to significant off-balance-sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur.

In addition, our expenses could increase if the volatility in the credit markets results in an increase in interest rates on bank financings. Our results of operations may be negatively affected as a result.

Item 2.                         Unregistered Sales of Equity Securities and Use of Proceeds

(a)          Not applicable.

(b)         Not applicable.

(c)       The following table provides information with respect to the shares of common stock repurchased by us during the third quarter of fiscal year 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2008 – July 31, 2008	—	$—	—		—
August 1, 2008 – August 31, 2008	—	$—	—		—
September 1, 2008 – September 30, 2008	149,791	$9.72	149,791	(2)	—
Total	149,791	$9.72	149,791		4,850,209

(1)          In June 2008, the board of directors authorized a stock repurchase program under which we can repurchase up to 5.0 million shares of our common stock over a two-year period.

(2)          Represents open market purchases made under the Company’s stock repurchase plan.

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

Date: November 6, 2008