Form 10-K
period 2008-12-31
THINKORSWIM GROUP INC.
filed 2009-03-16
CIK 1145124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-52012

thinkorswim Group Inc.
(Formerly known as Investools Inc.)
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0685039 (I.R.S. Employer Identification No.)
45 Rockefeller Plaza, Suite 2012, New York, New York (Address of principal executive offices)	10111 (Zip Code)

Registrant's telephone number, including area code:
 (801) 816-6918

Name of exchange on which registered:	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(b) of the Act:	Common Stock, $.01 par value per share
Securities registered pursuant to Section 12(g) of the Act:	NONE
(Title of Class)

         Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2008 (the last business day of the Registrant's most recently completed second fiscal quarter) based on the closing price of the common stock on the NASDAQ Global Market for such date, was $429.0 million. The number of shares of the Registrant's common stock outstanding on March 13, 2009 was 66,686,628.

Documents Incorporated by Reference:

         None.

THINKORSWIM GROUP INC.
FORM 10-K REPORT INDEX

Forward Looking Statement

        Certain statements in this Annual Report on Form 10-K that are not purely historical information, including, without limitation, estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Examples of such forward-looking statements include, but are not limited to, the statements concerning trends in revenue, costs and expenses; our pending merger with TD AMERITRADE Holdings Corporation ("TD AMERITRADE"), including related uncertainties and risks and the impact on our business if the merger is not completed; our accounting estimates, assumptions and judgments; our business plans relating to each of our products and services; our ability to scale our operations in response to changing demands and expectations of our customers; the level of demand for our products and services; and the competitive nature of and anticipated growth in our markets. Such forward-looking statements may be identified by words such as "believe", "intend", "expect", "may", "could", "would", "will", "will be", "will continue", "should", "plan", "estimate", "project", "contemplate", "anticipate", or other words and terms of similar meaning. In addition, from time to time, the Company or its representatives may make forward-looking statements of this nature in our annual report to shareholders, proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K, webcasts, press releases or in oral or written presentations to shareholders, securities analysts, members of the financial press or others. All such forward-looking cautionary statements, whether written or oral, and whether made by us or on our behalf, are expressly qualified by these cautionary statements and any other cautionary statements which may accompany the forward-looking statements.

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

PART I

ITEM 1.    BUSINESS

Overview

        On January 8, 2009, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with TD AMERITRADE, Tango Acquisition Corporation One, a wholly-owned subsidiary of TD AMERITRADE ("Merger Sub One") and Tango Acquisition Corporation Two, a wholly-owned subsidiary of TD AMERITRADE ("Merger Sub Two"). The Merger Agreement provides for, among other things, the merger of the Company with and into Merger Sub One with the Company as the surviving corporation and, as soon as practicable, following the First Step Merger, the merger of the Company with and into Merger Sub Two with Merger Sub Two as the surviving corporation and together, (the "TD AMERITRADE Merger"). Our Board of Directors and the Board of Directors of TD AMERITRADE have approved the Merger Agreement and TD AMERITRADE Merger.

        The completion of the TD AMERITRADE Merger is subject to various closing conditions, including obtaining the approval for our stockholders and receiving certain regulatory and antitrust approvals (including from FINRA). See "Pending Merger with TD AMERITRADE" for a further description of the TD AMERITRADE Merger. The information presented in this Annual Report on Form 10-K does not give effect to the TD AMERITRADE Merger.

        thinkorswim Group Inc. ("thinkorswim" or the "Company") completed the conversion of its corporate identity from Investools Inc. on June 6, 2008. We entered the Brokerage Service business on February 15, 2007, through a merger with thinkorswim Holdings, Inc. ("thinkorswim Holdings"), which prior to June 6, 2008 was known as thinkorswim Group, Inc. We offer market-leading online brokerage, investor education and related financial products and services for self-directed investors and active traders.

        We provide our goods and services through two segments—Brokerage Services and Investor Education. The Brokerage Services segment includes the Company's brokerage and advisor operations. The Investor Education segment provides investor education products and services. For financial information by segment for the three years ended December 31, 2008, see "Item 8—Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—16. Segment Reporting."

        Our award-winning online brokerage division, thinkorswim, Inc., provides a suite of trading platforms serving self-directed and institutional traders and money managers. thinkorswim, Inc. platforms have easy-to-use interfaces, sophisticated analytical and research tools, and fast and efficient order execution for even the most complex trading strategies. thinkorswim, Inc. customers trade a broad range of products including stock and stock options, index options, futures and futures options, forex, mutual funds and fixed income. Since it began its brokerage operations in 2001, thinkorswim, Inc. has been creating innovative technology for its customers. thinkorswim, Inc. provides sophisticated trading tools and analytics, including tools for devising and implementing complex, multi-leg options strategies as well as other investment strategies. thinkorswim, Inc. also provides unique scalable software, desktop, mobile and wireless front-end trading platforms that allow its customers to trade electronically and to implement these complex strategies with single clicks. thinkorswim, Inc. offers its customers an automated and user friendly account opening process and provides its customers access to its trade desk, which is staffed with experienced traders, who provide real-time customer support via email, chat and telephone. thinkorswim, Inc. customers are able to monitor their positions, view their account balances, positions, profits and losses on a real time basis. The combination of thinkorswim Inc.'s unique technology and its customer service has resulted in a high degree of customer loyalty.

        thinkorswim, Inc. is registered as a broker-dealer with the Securities and Exchange Commission ("SEC") and is registered as an introducing broker with the Commodity Futures Trading Commission ("CFTC"). It is a member of and regulated by the Financial Industry Regulatory Authority ("FINRA") and the National Futures Association ("NFA"). All securities transactions are cleared on a fully disclosed basis pursuant to a clearing agreement with its primary clearing broker, Penson Financial Services.

        In connection with the merger, we acquired thinkorswim Advisors, Inc. ("Advisors"), a subsidiary of thinkorswim Holdings, Inc., and a SEC registered investment advisor. thinkorswim Advisors, Inc., provides investment management services based upon diversified portfolios, which include alternative investment styles. It also offers traditional and return enhanced investment strategies. Advisors' Red Option division provides a monthly subscription service that provides trade recommendations for a number of options trading strategies. Advisors has an educational division focused on options trading, called Option Planet.

        Our Investor Education division, Investools Inc., a subsidiary of thinkorswim Group Inc., offers a full range of investor education products and services that provide lifelong learning in a variety of interactive delivery formats. The education products and services present a unique integration of a disciplined investing process, web-based tools, personalized instruction and support. Investools' graduates can then apply what they've learned by trading with thinkorswim, Inc.'s online brokerage platforms. We have more than 398,000 graduates of our foundation courses and 97,600 active subscribers to our websites. The products and services offered by thinkorswim Group Inc. have received numerous accolades from third parties including thinkorswim, Inc.'s ranking by Barron's as its top rated software-based online broker and best for options traders in 2006 and 2007, and Prophet's top Barron's ranking for best technical analysis tools from 2002 to 2006.

        thinkorswim Group Inc, is a Delaware corporation that was incorporated in 2001. Our corporate offices are located at 45 Rockefeller Plaza, Suite 2012, New York, New York 10111, and our telephone number is 801-816-6918. A significant portion of the operational offices are also located in Draper, Utah and Chicago, Illinois.

        We maintain Internet websites at www.investools.com and www.thinkorswim.com. We make available on the Investor Relations section of our websites, free of charge, our Annual Reports to shareholders, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and Forms 3, 4, 5 as soon as reasonably practicable after filing such documents with, or furnishing such documents to, the SEC.

        Our website addresses are included throughout this filing only as textual references. The information contained on our websites is not incorporated by reference into this Form 10-K.

Significant Business Developments

Pending Merger with TD AMERITRADE

        On January 8, 2009, we entered into the Merger Agreement with TD AMERITRADE, Merger Sub One and Merger Sub Two.

        Subject to the terms and condition of the Merger Agreement, which has been approved by the Boards of Directors of the Company and TD AMERITRADE, if the TD AMERITRADE Merger is completed, each outstanding share of common stock of the Company will be converted into the right to receive: (i) $3.34 in cash and (ii) 0.3980 of a share of TD AMERITRADE common stock (together the "Merger Consideration"). Upon consumption of the TD AMERITRADE Merger, TD AMERITRADE will own 100% of the equity of the Company.

        The Merger Agreement also provides that the Company's outstanding equity awards of options and restricted stock will be assumed by TD AMERITRADE upon closing of the TD AMERITRADE Merger with adjustments to avoid enlargement or dilution of existing rights. Each share of restricted stock of the Company will convert into a number of shares of restricted TD AMERITRADE stock equal to the quotient (the "Adjustment Ratio") obtained by dividing the market value of the Merger Consideration per share by the market value per share of TD AMERITRADE common stock, in each case measured shortly before the completion of the TD AMERITRADE Merger. Each option to acquire common stock of the Company will convert into an option to acquire a number of shares of TD AMERITRADE common stock, equal to the number of shares subject to the existing option multiplied by the Adjustment Ratio, with an exercise price obtained by dividing the existing exercise price by the Adjustment Ratio.

        In addition, the Merger Agreement contemplates a possible exchange offer to be made to holders of underwater options to acquire common stock of the Company. The consideration to be offered in this exchange offer will be agreed upon by the Company and TD AMERITRADE. The success of this exchange offer for these underwater options and the receipt of any stockholder approvals necessary for this exchange offer to occur are not conditions to completion of the TD AMERITRADE Merger. Underwater options that are not tendered into the exchange offer will be converted into options to acquire TD AMERITRADE common stock as described above.

        The affirmative vote of the holders of a majority of the outstanding shares of the Company's common stock at a meeting is required to approve the TD AMERITRADE Merger and will be necessary for the TD AMERITRADE Merger to close. The Company will also submit the option exchange for approval at the stockholders meeting. Neither stockholder approval of the option exchange nor the successful completion of the option exchange is necessary for the TD AMERITRADE Merger to close. No vote of the holders of TD AMERITRADE common stock is needed to approve the TD AMERITRADE Merger.

        The Company has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and the consummation of the TD AMERITRADE Merger.

        The Merger Agreement contains certain customary termination rights for both the Company and TD AMERITRADE, including the right of the Company to terminate the Merger Agreement to accept a Superior Proposal (as defined in the Merger Agreement) on and subject to the terms and conditions set forth in the Merger Agreement.

        A one-time termination fee of $20 million is payable by the Company (i) upon termination by TD AMERITRADE following the withdrawal or adverse modification of, or in certain circumstances the failure to affirm, the Company's recommendation of the TD AMERITRADE Merger to its stockholders or the material breach by the Company of its undertakings not to solicit alternative proposals and to hold its stockholders' meeting; (ii) upon termination by the Company to enter into a definitive agreement for a Superior Proposal (as defined in the Merger Agreement); or (iii) at the closing of an alternative transaction for a third party to takeover the Company, if: (A) the Merger Agreement is terminated by (x) either party following either the rejection of the Merger Agreement at the Company stockholders' meeting or the Termination Date (as defined in the Merger Agreement) or (y) TD AMERITRADE as a result of a material breach by the Company; (B) a competing takeover proposal had been made after the signing of the Merger Agreement and before termination; and (C) an alternative transaction closes or is signed up within one year after the termination.

        Prior to the approval of the Merger Agreement at a stockholders meeting of the Company, the Merger Agreement will not prohibit the Company's Board of Directors, after giving notice of the material terms of a competing proposal to TD AMERITRADE, from furnishing information to, or entering into discussions or negotiations with, any person or entity that makes an unsolicited bona fide written takeover proposal if the Company has complied in all material respects with its undertakings not to solicit alternative proposals in connection with such competing proposal, the Company has entered into a confidentiality and standstill agreement no less favorable to the Company than the confidentiality and standstill agreement entered into by TD AMERITRADE with the Company, and the Board of Directors of the Company concludes that such competing proposal is reasonably likely to lead to a Superior Proposal and the failure to furnish information or enter into discussion or negotiations would be reasonably expected to constitute a breach of its fiduciary duties.

        The foregoing description of the TD AMERITRADE Merger and the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Merger Agreement, which is filed as Exhibit 2.1 to the Current Report on Form 8-K dated January 8, 2009, and is incorporated herein by reference. The Merger Agreement is provided to give investors information regarding its terms. It is not intended to provide any other factual information about the Company, TD AMERITRADE, Merger Sub One or Merger Sub Two. In particular, the assertions embodied in the representations and warranties contained in the Merger Agreement are qualified by information in confidential disclosure schedules provided by the Company to TD AMERITRADE and by TD AMERITRADE to the Company in connection with the signing of the Merger Agreement. These disclosure schedules contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Merger Agreement. Moreover, certain representations and warranties in the Merger Agreement were used for the purpose of allocating risk between TD AMERITRADE, on the one hand, and the Company, on the other hand, rather than establishing matters as facts. Accordingly, the representations and warranties in the Merger Agreement should not be viewed as characterizations of the actual state of facts about the Company, TD AMERITRADE, Merger Sub One or Merger Sub Two.

Acquisition of thinkorswim Holdings Inc.

        On February 15, 2007, Atomic Acquisition Corp., a wholly-owned subsidiary of Investools Inc., since June 6, 2008 known as thinkorswim Group Inc. ("thinkorswim"), merged with and into thinkorswim Holdings Inc. ("thinkorswim Holdings"), prior to June 6, 2008 known as thinkorswim Group, Inc., a Delaware corporation, and a leading online brokerage company specializing in options. thinkorswim Holdings shareholders received merger consideration of $183.0 million in cash and 19.1 million shares of stock valued at $8.75 per share. Also on February 15, 2007, thinkorswim entered into a Credit Agreement with JPMorgan which provided us with a senior secured term loan of $125 million to fund a portion of the cash consideration and, separately, also provided us with a committed senior secured revolving credit facility of $25 million. Immediately following the transaction, thinkorswim Holdings shareholders held approximately 30 percent of the ownership of thinkorswim, and two former thinkorswim Holdings shareholders became members of thinkorswim's Board of Directors.

        In connection with the thinkorswim Holdings acquistion, certain employees and consultants of thinkorswim Holdings had the opportunity to participate in a retention bonus pool which equals, in the aggregate, $20 million conditioned upon continued employment. The bonus pool does not extend to Messrs. Sosnoff, President thinkorswim Holdings or Sheridan, Executive Vice President, thinkorswim Holdings. The bonuses were and will be paid in equal annual installments over the three-year period following the closing of the thinkorswim Holdings acquisition. Such amounts are being expensed over the retention period of three years. The first and second payments were made in February 2008 and February 2009, respectively.

        In addition, we granted employees and consultants of thinkorswim Holdings options to purchase 2,255,563 shares of Common Stock under the Company Second Amended and Restated 2001 Stock Option Plan, half with an exercise price equal to the fair market value of the underlying Common

Stock at the time of grant, and half with an exercise price equal to 150% of such fair market value. Approximately 125,000 of these stock options were granted to consultants to thinkorswim Holdings. The Company has accounted for these in accordance with EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services".

Business Strategy

        thinkorswim offers retail investors a full range of financial services technology as a leading online broker for the educated investor. Our diverse portfolio of student and brokerage account acquisition channels seeks to initiate each customer relationship based on consistent use of its products and services to create maximum lifetime value per customer. We achieve this goal by offering our students and traders a full range of investor education and transaction services through a broad curriculum of courses in equity securities, options, forex, futures, index products, other derivates and fixed income investment analysis integrated with award winning online brokerage services accessed through software, web-based and mobile applications.

        Our business strategy is based on educating our students and account holders to understand, analyze and manage investment and portfolio risk with the objective of preserving capital. Customers are instructed in a seven step disciplined, risk-adjusted approach to the capital markets which includes creating a watch list of investments within the paperMoney application to practice trading strategies prior to entering the markets. Building our retail customer relationships on the foundation of investor education, has created a high value active account base for our brokerage services with a profitable customer acquisition model for students sourced through our investor education business unit. Management believes that our business strategy is scalable and positions us for continued growth in customer acquisition, sales and profitability.

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

        We seek to offer students a full range of investor education products that provide lifelong learning. Generally, students are introduced to these products and services through a free preview event, either live or online. Attendees of the preview event also have the opportunity to attend a more comprehensive instructor-led live workshop or an in-depth online home study program. Following completion of the initial workshop or home study program, graduates are offered continuing education and advanced courses to build on what they have learned. These continuing education bundles often contain personalized one-on-one coaching and one-to-many online coaching sessions, which are spread out over a period of time and include ongoing support through a live 800-number and a live-chat hotline for continuing education assistance.

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

  •
  Workshops—Live and online, instructor-led investing workshops that cover topics ranging from fundamental investing principles to advanced investment and option strategies. The workshops provide training for using our proprietary Investools Online website.

  •
  Home Study/Online Courses—We also offer all courses in an online format. The home study programs provide training using the proprietary Investools Online website. The Foundation course includes a subscription to the Investools Online website. Additional online courses on advanced topics are also available.

  •
  Coaching Services—Coaching services, including interactive workshops, provide students with a personal learning experience, on-demand access to coaches via the telephone, live events or online. Offered in connection with our education curriculum, the coaching services allow students to learn at their own pace and apply what they are learning. The interactive coaching workshops (Interactive Stocks and Options, High Probability Trading) are taught by our most experienced coaches and are delivered online or live at either our Chicago or Utah facilities. On-demand and one-to-many coaching services are subscription products offered in one to sixty-month time periods. One-to-many coaching services include weekly, topic-driven live webinar sessions (Trading Rooms), advanced strategy-based group discussions (Active Investor Talk), and market-based group instruction (Masters Talk®).

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

  •
  thinkorswim, Inc. paperMoney®—This application became available to Investools' graduates after our merger announcement with thinkorswim Holdings in September 2006. It replicates the live online trading platform available to thinkorswim, Inc. account holders. paperMoney provides the student with a "paper" $100,000 portfolio they can use to learn how to execute trades online and test strategies. paperMoney includes additional charting and tools for analyzing options strategies. All students have access to weekly online tutorials on the paperMoney platform.

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

  •
  Additional courses include Basic Options, Advanced Technical Analysis, Advanced Options, Forex, Futures and Advanced Forex. The course content ranges from strategies to provide the online investor with a number of investment strategies to help create additional profits and cash flows, to instruction around advanced option and spot currency trading strategies.

  •
  Investools Online—Our proprietary Investools Online website houses the education curriculum, Investor Toolbox® tools and online community. Investools Online is the source of all educational content and analytical tools that enable students to study, review and analyze the seven steps of the Foundation Course as well as advanced investment strategies and provide students the investment tools needed to execute the strategies taught in our investor education programs. The website has proprietary features that are not accessible on other financial websites, including more than 200 pre-built stock searches and 9 customizable search engines, comparative analyst reports, over 130 market indicators, intra-day market commentary, portfolio tracking features, industry leading advanced charting tools, audio and video commentary broadcasts and account management features.

Continuing Education Programs

        Designed for the advanced student, our continuing education programs offer students comprehensive access to a multitude of products and services a la carte or at a bundled price. Typically included in the continuing education bundles are additional curriculum, online courses, live workshops, coaching services and extended access to Investools Online.

        Pre-bundled continuing education programs offered in workshop events include: Trading Rooms, Associate Investor Program, Master Investor Program and Program of High Distinction. In addition, we offer additional continuing education including: Active Investing Workshops, Interactive Stock and Options, High Probability Trading, and Capital Markets. Programs range from six months to 24 months and are priced between approximately $800 and $25,000. Students also have the option of purchasing products and services a la carte or bundled from our telesales organizations.

Brokerage Services Business Strategy

        thinkorswim has created a suite of award-winning trading products that harness the latest technology to allow its customers to securely trade stocks, options, bonds, mutual funds, futures and forex with easy-to-use interfaces. Our brokerage products are targeted to both novice investors and active traders, both large and small. We believe that the level of customer support, educational materials, professional-level trade analysis tools and order execution capabilities differentiate us from our competitors, giving us a customer retention rate significantly higher than industry averages. thinkorswim is committed to building better products for its customers through tighter integration of content and technology.

Brokerage Services Platform / Products

        Our different brokerage platforms are as follows:

  •
  thinkDesktop—The flagship trading platform is a technology leader in the online brokerage industry. Real-time streaming quotes, single-click order execution, live position updates and risk metrics, live account balances and margin requirements, profit/loss figures, charts, live CNBC Plus streaming video and a broad range of advanced trading tools are designed to assist the educated investor be an effective trader.

  •
  Web-based trading—A comprehensive browser-based trading platform that allows customers to access our powerful trade execution, position monitoring and account management functionality from almost any computer. thinkorswim Inc.'s web-based trading is fully synchronized with

    thinkDesktop, has real-time streaming data and information, and eliminates page refreshes to make it one of the fastest of the browser-based platforms.

  •
  thinkMicro—An application for non-stylus mobile devices that offers customers stock, option and futures trading functionality with real-time streaming quotes, charts and account management features.

  •
  thinkMobile—A platform for Wireless Application Protocol (WAP) that enables devices and cell phones with Internet access and mini-browsers for trade execution, account and position information, and real-time quotes to customers with easy-to-use navigation.

  •
  thinkAnywhere—The wireless trading application that gives customers full trading and position monitoring functionality on pocket PC devices. It has a fully configurable layout, real-time streaming stock, option and futures quotes, and single-click order entry.

  •
  thinkPod—The portable, light-weight applet for trade execution, position management, charts and real-time streaming quotes that allows customers to access thinkorswim technology directly from any website, and soon via the iPhone, through a streamlined interface.

  •
  thinkPipes—A professional trade execution, order management and direct market access (DMA) platform designed for institutional money managers, hedge funds, market makers, regional and tier 1 broker/dealers and equity specialists with automated trade routing and execution functionality, an open API and customizable analytics.

        With a focus on serving the sophisticated, active trader, we have added dozens of new features and enhancements, including complete integration of futures, futures options and forex into the trading platform. Traders can now execute trades in different asset classes from the same interface for unprecedented trading flexibility and speed. Time and sales, price ladders, tick charts, drag and drop bracket order control, and market maker style order entry are a single click away, and can be configured in any format traders' wish.

        We continue to launch industry-leading intellectual property and deliver it to our growing client base. thinkAI uses artificial intelligence and pattern recognition algorithms to identify opportunities for active intra-day traders. thinkBack is the first tool that lets retail traders evaluate the historical performance of complex option spreads. Alerts on technical indicators and studies can be sent to a wireless device anywhere our customers are. And we give customers unprecedented control over how they see the risk and performance metrics of their positions, including greeks, p/l, margin requirements, and working and filled orders, all updated in real-time.

        We have even more features planned for release in 2009, including robotic order routing engines, customizable scanning tools for stocks, options and futures, automatic risk management and position hedging tools, and new features to make thinkorswim, Inc. not only the most comprehensive trading platform in the industry, but the easiest and fastest to use.

Marketing

        We are engaged in a broad range of acquisition marketing activities that include:

  •
  Direct Response Television—Various long form and short form direct response television advertisements are televised on network cable and local and national television.

  •
  Internet Marketing—We advertise extensively on the Internet using search placement, banners and advertisements on targeted sites, such as financial portals for education and brokerage prospects. We also benefit from an increasing number of non-paid Internet referrals, including leads directed to our domain names as a result of Web searches using Internet search engines.

  •
  Direct Mail—Direct mail is effective at reaching individuals that express an interest in investor education and self-improvement. It also allows us to reach specific metro areas for local marketing efforts in connection with our live preview events.

  •
  Broadcast Television—We rely on broadcast advertising to target new education prospects and to assist with building brand recognition.

  •
  Radio—We use local radio advertising to market into our events.

  •
  Re-Marketing—Re-marketing efforts include direct mail, telephone and e-mail sent to existing students and customers. Re-marketing is an important part of our marketing campaign given our growing database of qualified prospects.

  •
  Referrals—Referrals continue to be an important source of new students and brokerage customers.

        We track leads for direct marketing campaigns by allowing potential students the opportunity to respond using the following methods:

  •
  Calling our direct toll-free number or

  •
  Directing them to one of our URL addresses on the Internet that are used to track individual marketing campaigns for reach and effectiveness.

Competition

        thinkorswim is aware of several competitors that offer educational products or services. While these companies may have greater resources, management believes that: (i) the depth and quality of our curriculum and training, (ii) the range of our foundation and continuing education course offerings, from beginner to advanced, (iii) our portfolio of channel partners, (iv) the quality of our instructors and coaches, (v) our database of prospects and students, and (vi) our focus on improved learning formats such as online and on-demand access to expert instructors provide us with a considerable competitive advantage compared to other investor education providers.

        The online brokerage market is rapidly evolving and highly competitive. Our direct competitors in this market include broker-dealers that offer online services, "niche-market" online or licensed software-based brokers, full commission brokerage firms as well as mutual fund sponsors, banks and other organizations that provide online brokerage services. A representative list of competitors includes Charles Schwab & Co., Inc., Fidelity Brokerage Services, LLC, E*TRADE Group, Inc., TD Ameritrade, Inc., TradeStation Group, Inc., OptionsXpress, Inc., TradeKing, Interactive Brokers Group, Inc., and Scottrade, Inc.

        In the Investor Education segment and Brokerage Services segment, we attribute our competitive success to the overall quality of our education and trading products, leading edge technology and superior customer service. Although competition may increase in either segment, management believes we will maintain our competitive advantage as the online broker for the educated investor.

Intellectual Property

        Our success and ability to compete are dependent on our intellectual property, which includes proprietary technology, trademarks, trade secrets, trade names and client base. We rely on a combination of patent, trademark, copyright, contract provisions, licensing agreements, nondisclosure agreements with employees and contractors, unfair competition and trade secret laws in the United States and other jurisdictions to protect our proprietary technology and other intellectual property.

        We have registered and received approval for a number of trademarks in the United States and foreign countries that are important to our future success. Of critical importance to us are the thinkorswim and Investools trademarks. Both trademarks are widely recognized and associated with quality and reliable service. In addition, as a result of various mergers or acquisitions, we have acquired the trademarks and trade names of:

  •
  Prophet Financial Systems, Inc. ("Prophet"). Prophet's website is a widely recognized charting tool that has won various awards and been recognized as a leader in online financial charting applications by Barron's (2006).

  •
  MyTrade, Inc. ("mytrade") is an online social-networking content platform for investors of all experience levels.

        We have registered and maintained a multitude of domain names to ensure continuity of delivery for all of our websites.

Regulatory Compliance

Overview

        Products and services offered through the Investor Education segment are not currently subject to the prior approval of any government regulatory body. However, certain foreign countries require that we register with their respective securities commissions before conducting investment-related workshops; for example, we have registered with the Australian Securities and Investment Commission ("ASIC").

        thinkorswim, Inc., one of our brokerage subsidiaries, is subject to extensive securities and futures industry regulation under both federal and state laws as a broker-dealer with respect to its equities and equity options business and as an introducing broker with respect to its futures and forex business. In general, broker-dealers that conduct retail business are required to register with the SEC and to be members of FINRA. thinkorswim, Inc. is registered as a broker-dealer in every U.S. state and the District of Columbia, and is subject to regulation under the laws of those jurisdictions. thinkorswim, Inc. is registered through the NFA as an introducing broker. thinkorswim, Inc. is also a member of the Securities Investor Protection Corporation.

        As a registered broker-dealer and a member of FINRA, thinkorswim, Inc. is subject to the requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder relating to broker-dealers and to the membership and Conduct Rules of FINRA. These regulations establish, among other things, categories of persons that must be registered, standards of conduct for dealing with customers and minimum net capital requirements. These laws, rules and regulations affect all facets of thinkorswim, Inc.'s securities business, including trading practices, risk disclosure, marketing activities and record-keeping practices. thinkorswim, Inc. is also subject to regulation under various state laws, including registration requirements. thinkorswim Canada, Inc., the Company's Canadian subsidiary, is registered with the Investment Dealers Association ("IDA")..

        thinkorswim, Inc. also provides futures brokerage services and is subject to regulation by the Commodity Futures Trading Commission ("CFTC"), NFA and other self-regulatory organizations ("SROs"), such as the futures exchanges. The regulation of futures transactions in the United States is an extensive and rapidly changing area of law and is subject to modification by government and judicial action. thinkorswim, Inc. is also subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the Patriot Act.

        Advisors, our investment advisory subsidiary, is registered with and regulated by the SEC and is subject to the regulations of the states in which it does business. Such regulations include, among other things, disclosure requirements, books and record keeping requirements, and rules governing advertising.

        TOS Trading LLC, one of our brokerage subsidiaries, is a registered broker-dealer subject to regulation by the SEC and the Chicago Board of Options Exchange (CBOE). As of December 31, 2008, TOS Trading LLC has not conducted any trading or related business activity.

        thinkorswim Canada Inc., the Company's Canadian subsidiary, is a registered investment dealer subject to regulation by the IDA and Ontario Securities Commission ("OSC") in Canada.

Net Capital Rule and Marketing Material Rules

        thinkorswim, Inc. has net capital requirements under SEC, CFTC and NFA regulations, which require minimum net capital requirements. Because it is an introducing broker in the futures business and its net capital requirements under the SEC rules are greater than its net capital requirements would be if it were only registered as an introducing broker, the SEC net capital rule governs our capital requirements on the futures side as well.

        thinkorswim, Inc. is required to maintain net capital of the greater of 6 2/3% of aggregate indebtedness, or $0.25 million and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. thinkorswim, Inc. is also subject to the CTFC Regulation 1.17 ("Reg 1.17") under the Commodity Exchange Act, administered by the Commodity Futures Trading Commission and the National Futures Association, which also requires the maintenance of minimum net capital to be the greater of its SEC and FINRA net capital requirement or $45,000. At December 31, 2008, we had net capital of $51.1 million which was $49.9 million in excess of our required net capital of $1.2 million. Our net capital ratio was 0.35 to 1.

        TOS Trading LLC is also subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, as amended, administered by the SEC and the CBOE. TOS Trading LLC is required to maintain net capital of the greater of 6 2/3% of aggregate indebtedness, or $0.1 million and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 8 to 1 during the first year of operation and thereafter not to exceed a ratio of 15 to 1. During the first year of operations there is a restriction from any withdrawal of initial capital. At December 31, 2008, TOS Trading had net capital of $1.0 million which was $0.9 million in excess of its required net capital of $0.1 million. Our net capital ratio was 0.07 to 1.

        Marketing campaigns by thinkorswim, Inc. to bring brand name recognition to its services and to promote the benefit of those services are regulated by FINRA and NFA. All marketing materials are reviewed by an appropriately-licensed thinkorswim, Inc. securities principal prior to release and must conform to standards articulated by the SEC, FINRA and NFA.

Foreign Jurisdictions and Regulation

        thinkorswim has a Canadian subsidiary that began operations in mid-December 2007, and an Australian subsidiary that will begin operations in the first quarter of 2009. These subsidiaries provide or will provide brokerage services to self-directed traders and are therefore subject to their respective country's laws, rules and regulations. Foreign laws, rules and regulations differ from jurisdiction to jurisdiction.

        Customers can access thinkorswim's services through the Internet, including in foreign jurisdictions. It is possible that foreign authorities in jurisdictions where we are not registered could attempt to assert jurisdiction over our activities or that such authorities could require us to become registered, be subject to regulation and enforcement action, or require us to cease activities in those jurisdictions.

Financial Information about Geographical Areas

        During 2008, revenues from brokerage customers in Canada accounted for approximately 1% of our total brokerage revenues. We do not currently maintain any significant long-lived assets outside the United States.

Human Resources

        At December 31, 2008, thinkorswim had a total of 698 employees, of which 522 were employed by the Investor Education segment and 176 were employed by the Brokerage Services segment.

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

Risks Relating to the Pending Merger with TD AMERITRADE

Uncertainty about the TD AMERITRADE Merger and diversions of management could harm us, whether or not the TD AMERITRADE Merger is completed.

        In response to the announcement of the TD AMERITRADE Merger, existing or prospective customers and counterparties of ours may delay or defer decisions concerning us or they may seek to change their existing business relationships with us. In addition, as a result of the TD AMERITRADE Merger, current and prospective employees could experience uncertainty about their future with us or the combined company. These uncertainties may impair our ability to retain, recruit or motivate key personnel. Completion of the TD AMERITRADE Merger will also require a significant amount of time and attention from management. The diversion of management attention away from ongoing operations could adversely affect our business relationships. If the TD AMERITRADE Merger is not completed as anticipated, the adverse effects of these uncertainties and the diversion of management could be exacerbated by the delay.

Failure to complete the TD AMERITRADE Merger for regulatory or other reasons could adversely affect our stock price and our future business and financial results.

        Completion of the TD AMERITRADE Merger is conditioned upon, among other things, the receipt of certain regulatory and antitrust approvals, including from FINRA, and approval of our stockholders. There is no assurance that we will receive the necessary approvals or satisfy the other conditions necessary for completion of the TD AMERITRADE Merger. If we fail to complete the TD AMERITRADE Merger, we will remain liable for significant transaction costs, including legal and accounting fees, and may be required, in certain circumstances, to pay a termination fee of $20 million. In addition, the current market price of our common stock may reflect a market assumption that the TD AMERITRADE Merger will occur, and a failure to complete the TD AMERITRADE Merger could result in a negative perception by the market of us generally and a resulting decline in the market price of our common stock.

Risks Related to Our Business

Global economic conditions and volatile securities markets may continue to impact our business.

        During 2008 there was a rapid softening of the economy, volatile securities markets, and tightening of the credit markets. The continuation, or worsening, of domestic and global economic conditions could adversely affect our revenues. Sharp drops or sustained or gradual declines in securities prices or other developments in the securities markets typically could cause individual investors to be less inclined to invest in the securities markets, which would likely result in reduced interest in our investor educational products and services.

        Many of the customer accounts of our brokerage business are margin accounts. Our customer futures accounts trade on margin as well. In margin transactions, we may be obligated for credit extended to our customers by our clearing firms, because we indemnify our clearing firms for our customers' debits and defaults. Margin credit is collateralized by cash and securities in the customers' accounts. We also execute customer transactions involving the sale of securities not yet purchased which result in our clearing firms extending leverage to our customers for which we may be ultimately responsible. Leverage involves securing a large potential future obligation with a proportional amount of cash or securities. During periods of fast market movements, as the securities markets have recently and continue to experience, and in cases where leverage or collateral is concentrated and market movements occur, the risks associated with margin credit and leverage increase. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. When our clearing firms extend margin or our customers use leverage, our clearing firms may be exposed to significant off-balance-sheet credit risk in the event customer collateral is not sufficient to fully cover losses that customers may incur.

        In addition, our expenses could increase if the volatility in the credit market results in an increase in interest rates on bank financing. Our results of operations may be negatively affected as a result.

thinkorswim operates in a highly regulated industry and compliance failures could adversely affect our business.

        Our securities broker-dealer operates under extensive regulation, which increases our cost of doing business and may be a limiting factor on the operations and development of our business. Our securities broker-dealer business and operations are subject to regulation by the SEC, FINRA, IDA and OSC in Canada, national security exchanges and state securities commissions. We also may be subject to regulation by securities regulatory authorities in foreign countries where our customers are located. The securities industry in the United States covers all aspects of the securities business, including:

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

        If our improvement and adaptation of our web-based products and services is either delayed, results in systems interruptions or is not aligned with market expectations or preferences, our revenue growth could be adversely affected. The online environment is rapidly evolving, and the technology used in web-based products changes quickly. We must therefore be able to quickly modify our solutions to adapt to emerging online standards and practices, technological advances, and changing user and sponsor preferences. Ongoing enhancement of our web site, web-based products and related technology will entail significant expense and technical risk. We may use new technologies ineffectively or fail to adapt our web site, web-based products and related technology on a timely and cost-effective basis.

Our corporate debt levels may limit our ability to obtain additional financing.

        At December 31, 2008, we had an outstanding balance of $94.4 million in senior secured term loans and $25 million in available senior secured revolving loan facilities. Our ratio of debt (our senior secured term loans and capital lease obligations) to equity (expressed as a percentage) was 42% at December 31, 2008.

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

        We cannot assure that we will be able to remain in compliance with these covenants in the future and, if we fail to do so, that we will be able to obtain waivers from the appropriate parties and/or amend the covenants.

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

We may experience difficulties integrating recent acquisitions.

        We have made recent acquisitions and there are numerous risks involved in the acquisition of other businesses, including difficulties in the integration of acquired companies and their operations, products and services; failure to achieve projected synergies; requiring the focus of management to the detriment of other aspects of our business; possible assumption of unknown liabilities; loss of customers or employees of acquired businesses; dilution to our shareholders and the reduction of our reported earnings as a result of the amortization of intangible assets acquired. This growth is expected to place a significant strain on our management, financial, operating and technical resources. Failure to manage this growth effectively could have a material adverse effect on our financial condition or results of operations. There can be no assurance that we will be able to effectively integrate the acquired companies with our own operations. Expansion will place significant demands on our marketing, sales, administrative, operational, financial and management information systems, controls and procedures. Accordingly, our performance and profitability will depend on the ability of our officers and key employees to (i) manage our business and our subsidiaries as a cohesive enterprise, (ii) manage expansion through the timely implementation and maintenance of appropriate administrative, operational, financial and management information systems, controls and procedures, (iii) add internal capacity, facilities and third-party sourcing arrangements as and when needed, (iv) maintain service quality controls, and (v) attract, train, retain, motivate and manage effectively our employees. There can be no assurance that we will integrate and manage successfully new systems, controls and procedures for our business, or that our systems, controls, procedures, facilities and personnel, even if successfully integrated, will be adequate to support our projected future operations. Any failure to implement and maintain such systems, controls and procedures, add internal capacity, facilities and third-party sourcing arrangements or attract, train, retain, motivate and manage effectively our employees could have a material adverse effect on our business, financial condition and results of operations.

Our broker-dealer subsidiary has experienced substantial growth.

        thinkorswim, Inc., our broker-dealer subsidiary, has experienced substantial growth over the past year and its rate of growth has increased significantly since our acquisition of thinkorswim Holdings, Inc., on February 15, 2007. Such rapid growth has placed significant demands on thinkorswim's management and other resources. As a result, thinkorswim will need to attract, hire and retain highly skilled and motivated officers and employees. We cannot assure that we will be able to attract or retain the officers and employees necessary to manage this growth effectively.

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

        We currently access approximately 46 percent of our Investor Education sales transaction volume through co-marketing relationships. Our strategic partners may enter into identical or similar relationships with our competitors, which could diminish the value of the partners for customer acquisition. Our strategic partners could terminate their relationship with us. The businesses of our strategic partners could contract or such strategic partners could experience financial difficulties. If any of our strategic partners, and in particular Wealth Magazine Investor Education, LLC (f/k/a/ Success Magazine Investor Education, LLC), were to terminate their relationship with us or were to decrease operations or experience serious financial difficulties, our ability to distribute our educational products and services could be materially impaired. In addition, since our acquisition of thinkorswim Holdings, our educational subsidiaries have been the referral source for a substantial percentage of thinkorswim, Inc.'s new customers. Any reduction in our sales of education products and services are likely to decrease our referral of new customers to thinkorswim. We may not be able to maintain our existing relationships or enter into new strategic relationships with co-marketing partners.

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

        The market for electronic brokerage services is rapidly evolving and intensely competitive. We expect the competitive environment to continue in the future. Our brokerage operations face direct competition from numerous online and software-based brokerage firms, including TD AMERITRADE, Charles Schwab & Co., Inc., E*TRADE Group, Inc., Fidelity Brokerage Services, LLC, OptionsXpress, Inc., TradeKing, and TradeStation Group, Inc. Our brokerage operations also encounter competition from the broker-dealer affiliates of established full commission brokerage firms as well as from mutual fund sponsors, banks and other organizations that provide online brokerage services. Many of our competitors in the brokerage industry have greater financial, technical, marketing and other resources, and have greater name recognition and a more extensive customer base than we do.

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

We are subject to legal proceedings and legal compliance risks.

        We are subject to a variety of legal procedures and legal compliance risks. We and our subsidiaries, our business and the industries in which we operate are at times being reviewed or investigated by regulators, which could lead to enforcement actions, fines and penalties or the assertion of private litigation claims and damages. These include an investigation by the SEC of representations made by certain presenters in certain portions of their presentations at some of our seminars given under the Education Group, as described in Item 3. "Legal Proceedings" of this Form 10-K. Additionally, the Company is subject to three class action lawsuits brought against the Company and its directors, and certain other legal proceedings as described in Item 3. "Legal Proceedings" of this Form 10-K. The range of possible resolutions of these proceedings could include judgments against the Company or settlements that could require substantial payments by the Company. These payments could have a material adverse effect on the Company's results of operations and financial condition. While we believe that we have adopted appropriate risk management and compliance programs, the nature of our operations means that legal compliance risk will continue to exist and additional legal proceedings and other contingencies, the outcome of which cannot be predicted with certainty, will arise from time to time.

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

        We cannot assure that any of these providers will be able to continue to provide these services in an efficient, cost-effective manner or that they will be able to adequately expand their services to meet our needs. An interruption in or the cessation of service by any third-party service provider as a result of systems failures, capacity constraints, financial constraints or problems, unanticipated trading market closures or for any other reason, and our inability to make alternative arrangements in a smooth and timely manner, if at all, may impact our ability to process trades and have other material adverse effects on our business, financial condition and operating results.

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

        Patents of third parties may have an important bearing on our ability to offer certain of our products and services. Our major competitors as well as other companies and individuals may obtain and may have obtained patents related to the educational tools and the technologies for trading the types of products and providing the services we offer or plan to offer. We cannot assure that we are or will be aware of all patents containing claims that may pose a risk of infringement by our products and services. In addition, some patent applications in the United States are confidential until a patent is issued and, therefore, we cannot evaluate the extent to which technology concerning our products and services may be covered or asserted to be covered by claims contained in pending patent applications.

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

        As a public company, we are subject to the reporting requirements of the Exchange Act and the other rules and regulations of the SEC and the NASDAQ Global Market. We continue to work with our independent legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations. These areas include corporate governance, internal controls, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas, including our internal control over financial reporting. However, we cannot assure that these and other measures we may take will be sufficient to allow us to satisfy our obligations as a public company on a timely basis. In addition, compliance with reporting and other requirements applicable to public companies, including under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC and the Public Company Accounting Oversight Board, create additional costs for us and require substantial amounts of time and attention of our management. We cannot predict or estimate the future amount of the costs we may incur, the timing of such costs or the degree of impact that our management's attention to these matters will have on our business.

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

        In 2007, thinkorswim organized Canadian and Australian subsidiaries and in 2009 thinkorswim organized a Singapore subsidiary. The Canadian subsidiary is currently operating as a registered brokerage firm, and the Australian subsidiary received its license to operate as a registered brokerage firm in February 2009. While the amount of revenues from such operations are not currently material to us, operations outside of the United States are subject to a variety of risks which are different from or additional to the risks we face within the United States. Among others, these risks include:

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

        thinkorswim, Inc. has net capital requirements under CFTC and NFA regulations; however, because it is an introducing broker and its net capital requirements under the SEC rules are greater than its net capital requirements would be if it were only registered as an introducing broker, the SEC net capital rule governs our capital requirements on the futures side as well.

        As a holding company, we access the earnings of our broker-dealer subsidiary through the receipt of dividends from that subsidiary. Net capital requirements may limit our ability to access those earnings.

We are dependent on clearing agents and any failures by them or difficulties in our relationships could materially harm our business.

        Our securities broker-dealer business and our futures brokerage business is dependent on our clearing agents, including Penson, for the clearing and orderly processing of our transactions and the holding of our customers accounts and securities and futures positions. Our clearing agreements with Penson and our other clearing firms may be terminated by any of the parties upon prior written notice. Breaches or termination of these agreements or the clearing firms' agreements with their third-party suppliers and sources of financing could harm our securities broker-dealer business and our futures business. Termination of our relationship with Penson, or any of our other clearing firms could have a material adverse effect on our business. We would have to enter into agreements with other clearing firms and there is no assurance we could enter into agreements on favorable or satisfactory terms. Moreover, we have agreed to indemnify and hold harmless our clearing firms from certain liabilities or claims, including claims arising from the transactions of our customers, and may incur significant costs as a result of customer losses.

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

        The market price of our common stock has experienced, and may continue to experience, substantial volatility. During the twelve-month period ended December 31, 2008, the close price of our common stock on the NASDAQ Global Market has ranged from a low of $5.10 to a high of $17.28 per share. We expect our common stock to continue to be subject to fluctuations. As described above, the current market price of our common stock may reflect a market assumption that the TD AMERITRADE Merger will occur. Accordingly, our stock price may experience volatility resulting from changes in the market value of TD AMERITRADE common stock as well as perceptions regarding our ability to complete the TD AMERITRADE Merger. In addition, a failure to complete the TD AMERITRADE Merger could result in a negative perception by the market of us generally and a resulting decline in the market price of our common stock. Other factors that could cause fluctuation in the stock price may include, among other things:

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

        We cannot predict what effect, if any, future issuances by us of our common stock will have on the market price of our common stock. We issued approximately 19.1 million shares of our common stock in connection with our acquisition of thinkorswim Holdings. We have registered approximately 10.3 million shares of such common stock for resale under a registration statement effective August 7, 2007, and approximately 3 million shares of such common stock for resale under a registration statement effective on May 2, 2008. We are also obligated, if the TD AMERITRADE Merger is not completed, to effect a shelf registration for an additional approximately 3 million shares of common stock in the aggregate for the benefit of Tom Sosnoff and Scott Sheridan; provided, that upon the termination of their employment for other than cause, death or disability, such registration statement for the terminating employee's shares must be filed within thirty days of the terminating event. The market price of our common stock could drop significantly if certain large holders of our common stock, or recipients of our common stock in connection with an acquisition, including thinkorswim Holdings, sell all or a significant portion of their shares of common stock or are perceived by the market as intending to sell these shares other than in an orderly manner. In addition, these sales could impair our ability to raise capital through the sale of additional common stock in the capital markets.

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

ITEMS 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our corporate headquarters are located in New York, NY and occupy approximately 800 square feet. The Investor Education segment operates its sales, service and operations out of Draper, UT and has a technology center in Palo Alto, CA, together utilizing approximately 73,000 total square feet between these two locations. The Brokerage Services segment operates primarily out of a facility in Chicago, IL, with approximately 23,500 square feet. We also lease office space in other cities throughout the United States.

        While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease or acquire additional or alternative space to accommodate future growth.

ITEM 3.    LEGAL PROCEEDINGS

        From time to time we have been involved in certain legal actions arising in the ordinary course of business, including inquiries, investigations and proceedings with government agencies and other regulators. Management believes that such litigation and proceedings will be resolved without a material adverse effect to our liquidity, financial position or results of operations.

        We have applied for rulings from various states on the taxability of our products to determine if our sales tax policy is supported by the various state taxing jurisdictions. During 2006, the Company received rulings from a majority of the states to which it applied. Based on these rulings, we accrued $7.8 million in sales tax reserves of which $2.5 million of these reserves have been reversed as of December 31, 2008 due to the expiration of state statutes of limitations, and are included in other operating costs and expenses within the Consolidated Statements of Operations.

        Occasionally, we are involved in certain legal actions arising in the ordinary course of business, including inquiries, investigations and proceedings with government agencies and other regulators. We are cooperating with a non-public, formal inquiry by the SEC relating to representations by certain presenters in certain portions of their presentations at some of our seminars. We have been cooperating with and intend to continue to cooperate with the SEC. Because it is ongoing, we cannot predict the outcome of this formal inquiry at this time, and, as a result, no conclusion can be reached as to what impact, if any, this inquiry may have on us or our operations.

        In addition, on January 26 and 27, 2009, and February 10, 2009, three purported class actions lawsuits were filed on behalf of thinkorswim stockholders. Two were filed in the Circuit Court of Cook County, Illinois docketed as Jonathan Simons v. Tom Sosnoff, et al., Case No. 09CH02970, and Jim Burns v. thinkorswim Group Inc., et al., Case No. 09CH03435, and one was filed in the Supreme Court of the State of New York, County of New York, docketed as James A. Bordeleau v. thinkorswim Group Inc., et al., Index No. 650061-2009. The first two lawsuits name each of the members of the thinkorswim board of directors, thinkorswim, TD AMERITRADE and Merger Sub One as defendants. Such lawsuits allege, among other things, that the members of the thinkorswim board of directors breached their fiduciary duties to thinkorswim's stockholders by entering into the Merger Agreement with TD AMERITRADE for an unfair price and failing to engage in a fair sale process with respect to the TD AMERITRADE Merger and that TD AMERITRADE and Merger Sub One aided and abetted the directors of thinkorswim in the alleged breaches of their fiduciary duties. The third lawsuit alleges, among other things, that the members of the thinkorswim board of directors breached their fiduciary duties to thinkorswim's stockholders by entering into the Merger Agreement with TD AMERITRADE for an unfair price and failing to engage in a fair sale process with respect to the TD AMERITRADE Merger. All of the lawsuits also allege that the thinkorswim directors are attempting to obtain personal financial benefits at the expense of the thinkorswim stockholders. The plaintiffs are seeking relief that includes, among other things, preliminary and permanent injunctions prohibiting consummation of the TD AMERITRADE Merger, rescission or recessionary damages if the merger is consummated, and payment of the plaintiffs' costs and expenses. We believe the lawsuits to be without merit, and we intend to contest the plaintiffs' claims. There can be no assurance, however, with regard to the outcome of the lawsuits.

        We are not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on our liquidity, financial position or results of operations.

        We establish liabilities when a particular contingency is probable and estimable. During the years ended December 31, 2008 and December 31, 2007, amounts were accrued for certain contingencies which became both probable and estimable. We have certain contingencies which are reasonably possible, with exposures to loss which are in excess of the amount accrued. However, the remaining reasonably possible exposure to loss cannot currently be estimated.

        Approximately $8.5 million was placed in escrow at the date of the merger with thinkorswim Holdings Inc. pending resolution of various contingencies involving legal and tax-related matters existing prior to the merger. The remaining escrow balance related to these contingencies was $7.1 million as of December 31, 2008.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of 2008, there were no matters submitted to a vote of the stockholders.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

        Our common stock is traded on the Nasdaq Global Market under the symbol SWIM. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock based on actual transactions as reported by the Nasdaq Global Market. The prices do not include retail markups, markdowns or commissions.

	Common Stock Sales Prices
	High	Low
2008
Quarter ended March 31	$17.77	$9.29
Quarter ended June 30	12.53	6.90
Quarter ended September 30	10.91	6.41
Quarter ended December 31	9.45	4.63
2007
Quarter ended March 31	$17.49	$12.71
Quarter ended June 30	16.05	9.74
Quarter ended September 30	14.41	9.29
Quarter ended December 31	18.23	12.01

        On March 6, 2009, the closing price of our common stock as reported by the Nasdaq Global Market was $7.42. As of March 6, 2009, we had 376 stockholders of record based on information provided by our transfer agent. The number of stockholders of record does not reflect the actual number of individual or institutional stockholders that own our stock because most stock is held in the name of nominees. Based on information previously provided to us by depositories and brokers, we believe there are more than 4,900 beneficial holders.

Dividend Policy

        We have never declared or paid cash dividends on our common stock. The Board of Directors currently intends to retain any earnings for use in our business, and therefore, does not anticipate paying any cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Shares

        In connection with the acquisition of thinkorswim Holdings on February 15, 2007, we agreed, under the Agreement and Plan of Merger, to issue up to a maximum of 728,608 additional shares of common stock for no additional consideration to certain thinkorswim Holdings shareholders in the event the stock's average trading price fell below $8.75 per share during the twenty-day period prior to certain dates subsequent to the merger (with an $8.00 floor on such share price). The various dates are those on which specific groups of thinkorswim Holdings shareholders are first permitted to sell the shares, or portions thereof, that they received as merger consideration. No additional shares were issued as of December 31, 2008, however for the twenty day period prior to the second anniversary of the acquisition, February 15, 2009, our average trading price fell below the threshold and 117,586 shares of our common stock were issued to certain former thinkorswim Holdings shareholders in accordance with such Agreement and Plan of Merger. We relied on Section 4(2) of the Securities Act of 1933, as amended, to issue such shares of common stock.

Issuer Purchases of Equity Securities

        There were no stock repurchases in the three months ended December 31, 2008.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data presented below should be read in conjunction with the Consolidated Financial Statements of thinkorswim Group Inc. and subsidiaries and related footnotes included elsewhere in this annual report on Form 10-K and the discussion under Item 7—"Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial data has been derived from the Consolidated Financial Statements of thinkorswim Group Inc. The historical financial and operating information may not be indicative of our future performance.

Results of Operations
(in thousands, except for per share data)

	Years Ended December 31,
	2008	2007	2006	2005	2004
Net revenues	$371,805	$318,009	$170,330	$138,621	$97,169
Costs and expenses	287,921	285,240	214,471	154,845	109,079
Net income (loss)	56,117	22,435	(40,732)	(15,742)	(11,727)
Net income (loss) per common share:
Basic	$0.85	$0.36	$(0.90)	$(0.35)	$(0.26)
Diluted	$0.82	$0.34	$(0.90)	$(0.35)	$(0.26)
Weighted average shares outstanding:
Basic	66,201	62,942	45,042	44,933	45,045
Diluted	68,485	65,790	45,042	44,933	45,045

Balance Sheet Data
(in thousands)

	Years Ended December 31,
	2008	2007	2006	2005	2004
Cash, cash equivalents and marketable securities	$82,560	$63,080	$75,064	$28,337	$24,576
Total assets	510,342	509,330	131,637	72,699	49,778
Deferred revenue	110,783	161,870	159,575	77,516	40,378
Total liabilities	285,689	347,435	195,288	96,438	57,010
Total stockholders' equity/(deficit)	224,653	161,895	(63,651)	(23,739)	(7,232)

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

        thinkorswim Group Inc. ("thinkorswim"), prior to June 6, 2008 known as Investools Inc., offers market-leading online brokerage, investor education and related financial products and services for self-directed investors and active traders. On February 15, 2007, we merged with thinkorswim Holdings, Inc. ("thinkorswim Holdings"), prior to June 6, 2008 known as thinkorswim Group, Inc. See Note 3 to the Consolidated Financial Statements for a discussion regarding Business Acquisitions.

        Our Brokerage Services segment includes thinkorswim, Inc. our award-winning online brokerage which provides a suite of trading platforms serving self-directed and institutional traders and money managers. thinkorswim, Inc. platforms have easy-to-use interfaces, sophisticated analytical and research tools, and fast and efficient order execution for even the most complex trading strategies. thinkorswim, Inc. customers trade a broad range of products including stock and stock options, index options, futures and futures options, forex, mutual funds and fixed income.

        Our Investor Education division offers a full range of investor education products and services that provide lifelong learning in a variety of interactive delivery formats. Our educational products and services cover a broad range of financial products, including equity securities, options, fixed income, index products, futures, other derivatives and foreign exchange.

Consolidated Revenue

        Our primary source of revenue for the Brokerage Services segment, which represented approximately 62%, 34% and 0% of total consolidated sales transaction volume ("STV"), a non-GAAP measure, during the years ended December 31, 2008, 2007 and 2006, respectively, is commissions earned from our brokerage activities, which are driven largely by our customers' trading activities. We derive commission revenues from customer transactions in options, stock, mutual funds, fixed income securities and futures. Commission revenues and related brokerage and clearing related costs are recognized on a trade-date basis. Interest revenue and fees consists primarily of income generated by customer cash and money market funds held by our clearing broker, net of interest paid to customers on their credit balances and charged to customers on margin balances. Interest income is recorded when earned. We receive payment for order flow from liquidity providers where customers' orders are routed. Payment for order flow is accrued when earned based on the respective trades generating such payments. The Investor Education segment represented approximately 38%, 66% and 100% of total consolidated STV during the years ended December 31, 2008, 2007 and 2006, respectively. Investor Education segment STV, a non-GAAP measure, represents sales transactions generated in each period before the impact of recognition of deferred revenue from prior periods for services performed in the current period, and the deferral of current period sales for services to be performed in the future. We believe that STV is an important measure of business performance for the Investor Education segment.

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

        The following table sets forth our total consolidated revenues for the periods presented (in thousands):

	Years Ended December 31,
	2008	2007	2006
Investor Education segment revenue
Workshop	$18,781	$40,667	$54,903
Coaching services	50,866	80,387	89,034
Home study/Online courses	29,360	56,706	68,046
Webtime renewals	23,266	30,632	33,243
Other revenue	1,177	2,263	7,576

Total Investor Education sales transaction volume ("STV")	123,450	210,655	252,802
Change in deferred revenue	51,087	(3,528)	(82,472)

Investor Education segment revenue	174,537	207,127	170,330

Brokerage Services segment revenue
Commissions	133,890	67,734	—
Interest and dividends	24,634	20,961	—
Payment for order flow	30,280	16,293	—
Other brokerage related revenue	8,464	5,894	—

Brokerage Services segment revenue	197,268	110,882	—

Total Consolidated Revenue	$371,805	$318,009	$170,330

Operating Expenses

        Our largest expense item is employee compensation and benefits, which includes salaries, bonuses, group insurance, contributions to benefit programs and other related labor costs in both segments. Marketing costs include advertising on television, radio, online banners, paid and organic search, print, direct mail, promotions on our own Web sites, direct marketing campaigns and other marketing activities. Marketing costs are expensed as incurred, except for production costs, which are expensed when the first broadcast airs. Brokerage, clearing and execution costs include other third-party services, fees to clearing organizations, exchanges and third-party broker-dealers, trade errors and customer write-offs. These costs are largely variable with trade volumes. Partner commissions include revenue share and royalty costs paid to our strategic marketing partners and commissions paid to independent registered broker-dealer representatives. Events, travel and venue costs include travel and lodging, venue fees, meals, materials, printing, shipping and all other costs associated with the setting of workshops, investor conferences, trade shows, seminars, and other live presentations. Technology and telecommunication includes all costs required to support and maintain our trading applications, investor toolbox, computer network, call center, websites, software, hardware and other trading tools. Market data costs are also included. Depreciation and amortization includes depreciation on property and equipment, as well as amortization of capitalized software and other intangible assets. Other expenses include occupancy costs, professional fees, regulatory fees, credit card fees, corporate travel and miscellaneous expenses.

        The following table sets forth our total consolidated operating expenses for the periods presented (in thousands):

	Years Ended December 31,
	2008	% of Revenue	2007	% of Revenue	2006	% of Revenue
Compensation and benefits	$83,968	23%	$95,743	30%	$63,824	37%
Brokerage, clearing and execution costs	40,482	11%	16,052	5%	—	—
Marketing	39,180	10%	51,832	16%	37,747	22%
Partner commissions	27,354	7%	35,542	11%	48,571	29%
Events, travel and venue	21,397	6%	28,566	9%	25,821	15%
Technology and telecommunications	24,584	7%	18,565	6%	10,617	6%
Depreciation and amortization	24,260	6%	19,601	6%	4,924	3%
Other	26,696	7%	19,339	6%	22,967	14%

Total Operating Expenses	$287,921	77%	$285,240	89%	$214,471	126%

Operating Data

        The following table sets forth certain statistical data for each segment of the Company for the periods presented below:

	Years Ended December 31,
	2008	2007	2006
Investor Education segment operating data:
Initial Education Sales Transaction Volume %(1)	7%	14%	15%
Continuing Education Sales Transaction Volume %(2)	93%	86%	85%
Total Paid Graduates(3)	47,890	43,090	45,060
Active Subscribers(4)	97,600	102,800	85,400
Brokerage Service segment operating data:(5)
Trading days	252	219
New retail accounts opened(6)	108,850	67,975
New funded retail accounts	45,200	34,675
Period-end funded retail accounts	97,800	57,775
Retail Daily Average Revenue Trades ("DARTs")(7)	54,200	28,800
Active trader DARTs(8)	78,400	23,800

Total DARTs	132,600	52,600
Total trades	33,361,000	11,482,000
Ending client assets ($MM)	$3,020	$2,580
Average client equity/retail account	30,900	44,600
Retail commission per trade	8.89	9.44

(1)
Initial education revenues consist of the sales to students at the initial workshops and sales to new students via our telesales groups. Once the student purchases this initial education, which consists primarily of the Foundation Course and the Forex Course, they are considered a graduate.

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

(5)
Brokerage Services information is included in operating data from the date of the acquisition of thinkorswim Holdings.

(6)
Accounts opened represent accounts that have initiated the application process with the intent to fund.

(7)
Retails DARTs are trades executed using the retail thinkorswim platform.

(8)
Active Trader DARTs are trades executed using an active trader platform such as thinkpipes.

Year Ended December 31, 2008 versus Year Ended December 31, 2007

Consolidated Revenue

        Revenue increased $53.8 million or 17 percent when compared to the prior year due to continued growth in the Brokerage Services segment during 2008. In addition, the results for the 2008 fiscal year include a full year of brokerage operations.

Brokerage Services Segment

        We entered into the Brokerage Services segment on February 15, 2007 with the acquisition of thinkorswim Holdings. The Brokerage Services segment generated approximately $197.3 million of revenue during the fiscal year ended December 31, 2008. Commission revenue, which made up $133.9 million was primarily a result of the commissions earned on the trading activity of the 97,800 retail funded accounts that existed at year end. Those accounts had daily average revenue trades of 54,200 during this period. Interest income is primarily earned from our clearing firm based on a negotiated rate that takes into account interest earned by our clearing firm on customer credit cash balances and charges to customers on margin balances. At year end, the average client balance was $30,900, of which a portion was held in cash. We also earned payment for order flow on trades made during the year, which increased year-over-year due to increased volumes. Total trades were approximately 33.4 million during the year ended December 31, 2008.

Investor Education Segment

        Investor Education Sales Transaction Volume decreased approximately 41 percent on a year over year basis. The decrease was attributed to lower sales volumes and lower average price points on an increased number of graduates acquired during fiscal year 2008 compared to fiscal year 2007. In addition, fewer students purchased continuing education at workshop events. The workshop sales rates, which are the sales that take place at the initial workshop of advanced products, dropped from 42 percent in 2007 to 32 percent in 2008.

Change in Deferred Revenue

        Change in deferred revenue increased $54.6 million for the year ended December 31, 2008, when compared to the prior year. The change in deferred revenue is made up of two components. First, additions to deferred revenue include current period sales of products and services that have a future fulfillment date, which include coaching services, workshops, online courses and website subscription renewals. Bundled sales which include deferred revenue components are added to deferred revenue and revenue is recognized as services to the student are rendered. Second, recognition of previously deferred revenue includes revenue recognized over either (1) the passage of time for subscription based products such as toolbox or online courses or (2) based on fulfillment of products or services for coaching and workshops. The primary reason for the decrease was the decrease in sales transaction volume during the year, thus less incremental deferred revenue added during the year.

Compensation and Benefits

        Compensation and benefit related costs decreased $11.8 million or 12 percent to $84.0 million for the year ended December 31, 2008 when compared to the same period in 2007. The overall decline was attributed primarily to a decrease in stock based compensation expense of $7.0 million. During fiscal year 2007, we incurred $8.5 million in stock based compensation expense relating to modification of the terms of an option award. The decline is also attributable to a decrease in salary, wages and commissions expenses of $9.1 million, the majority of which is related to a decline in sales transaction volume in the education business. These declines were offset by increases in payroll benefits.

Brokerage, clearing and execution costs

        Brokerage, clearing and execution costs, which totaled $40.5 million for fiscal year 2008, relate solely to the Brokerage Service segment. These costs include fees to clearing organizations, exchanges, third-party broker dealers and other brokerage costs related to trade errors and customer debit write-offs. The increase of $24.4 million for the year ended December 31, 2008, as compared the same period in 2007, is attributable to the increases in accounts and trading volumes which resulted in the overall growth in brokerage related revenue for the period and related expenses.

Marketing

        Marketing costs decreased $12.7 million or 24 percent to $39.2 million for the year ended December 31, 2008 when compared to the same period in 2007, primarily due to a $18.5 million decrease in marketing expense associated with the Investor Education segment of the business offset slightly by increased marketing spend in the Brokerage Services segment.

Partner commissions

        Partner commissions decreased $8.2 million or 23 percent to $27.4 million in 2008 compared to 2007, primarily due to a reduction of revenue share costs associated to the education segment, driven by lower total sales transaction volumes. Partner commissions also include commissions paid to independent registered representatives related to the Brokerage Services segment. While trading volumes increased considerably during the year, commission costs related to brokerage services remain steady.

Events, travel and venue

        Events, travel and venue expense decreased by approximately $7.2 million when compared to the year ago period, primarily due to decreased numbers of events and continuing efforts to fulfill more Investor Education segment products and services online. These expenses were impacted by costs associated with the Investools investor conferences held each year. In 2007 there were two investor conferences, while in 2008 only one investor conference was held.

Technology and telecommunications

        Technology and telecommunication expenses increased $6.0 million or 32 percent to $24.6 million in 2008 when compared to 2007, primarily due to increased market data costs, telecommunication costs and in the costs associated with supporting and maintaining the trading platforms, websites and other technologies utilized in serving our growing brokerage services customer base.

Depreciation and amortization

        Depreciation and amortization increased $4.7 million or 24 percent during 2008, when compared to the prior year, primarily due to the amortization of intangibles and other assets related to the acquisition of thinkorswim Holdings and an increase in software amortization.

Other

        Other expenses increased $7.4 million or 38 percent during 2008, when compared to the prior year. This increase is primarily due to a combination of $11.5 million in accrued contingency settlement amounts, additional professional fees, mostly legal related, partially offset by a decrease in credit card fees correlated to the decline in sales transaction volume from the Investor Education segment.

Income from Operations

        The Brokerage Services segment had operating margin of $82.4 million for fiscal 2008 compared to an operating margin of $42.6 million in 2007. This 93 percent increase in operating margin is due primarily to growth in trading volume and client accounts during the year. The operating margin for the Investor Education segment improved by $11.4 million in 2008, compared to 2007. The increase in income from operations is primarily attributable to a decrease in operating costs and expenses.

Interest Income

        Interest income for the year ended December 31, 2008 decreased by $0.5 million due to the decline in interest rates during the year.

Interest Expense

        Interest expense decreased by $1.5 million or 14 percent to $9.5 million in 2008, when compared to 2007, primarily due to less interest incurred on notes payable resulting from decreased principal balances, reductions in interest rates, and the interest expense effect associated with changes in the fair value of the interest rate swap. The principal balances decreased due to scheduled principal payments and a $5.6 million voluntary principal prepayment made in the second quarter of 2008. The effect on interest expense from changes in the fair value of the interest rate swap were increases to expense in both 2008 and 2007, however there was an approximate $0.4 million reduction in expense on a year over year basis.

Income Taxes

        During the year ended December 31, 2008, income tax expense of approximately $19.5 million was recorded and was based on a review of our overall effective tax rate applied to operations throughout the year. Tax expense reflects a reduction of $11.5 million attributable to the release of the valuation allowance. Certain discrete or unusual items are separately recognized in the quarter during which they occur and can be a source of variability from quarter to quarter.

        The utilization of net operating losses and associated valuation allowance reductions have been considered in estimating our annual effective rate. Additionally, part of the tax expense is due to the utilization of net operating losses associated with a prior acquisition that had a valuation allowance established in purchase accounting. Subsequent recognition and usage of these net operating losses in fiscal year 2008 resulted in a decrease to goodwill for the reversal of the valuation allowance and an offsetting increase in income tax expense of $1.3 million.

        For the year ended December 31, 2007, the income tax expense of $1.2 million was recorded and was also due to the utilization of a portion of net operating losses associated with a prior acquisition where a valuation allowance was established in purchase accounting, resulting in the net operating loss utilization also creating a decrease to goodwill and an offsetting increase to income tax expense.

Year Ended December 31, 2007 versus Year Ended December 31, 2006 thinkorswim Holdings operations are included in the Consolidated Financial Statements from the merger date of February 15, 2007 through December 31, 2007, therefore overall revenues and expenses were impacted significantly when compared with results for the year ended December 31, 2006.

Consolidated Revenue

        Revenue increased by $147.7 million for the year ended December 31, 2007, when compared to the prior year, of which $110.9 million of the increase resulted from the acquisition of thinkorswim Holdings. The increase is also attributable to continued fulfillment of a growing base of deferred revenue related to education products and services sold in current and prior periods.

Brokerage Services Segment

        We entered into the Brokerage Services segment on February 15, 2007 with the acquisition of thinkorswim Holdings. During the ten and a half months included in the Consolidated Financial Statements, the Brokerage Services segment had approximately $110.9 million of revenue. Commission revenue, which made up $67.7 million was primarily a result of the commissions earned on the trading activity of the 57,775 retail funded accounts that existed at year end. Those accounts had daily average revenue trades of 28,800 during this period. Interest income is primarily earned from our clearing firm based on a negotiated rate that takes into account interest earned by our clearing firm on customer credit cash balances and charges to customers on margin balances. At year end, the average client balance was $44,600, of which a portion was held in cash. We also earned payment for order flow on trades made during the year. Total trades were approximately 11.5 million during the ten and a half months included in the accompanying Consolidated Financial Statements.

Investor Education Segment

        Investor Education Sales Transaction Volume decreased approximately 17 percent on a year over year basis. The decrease was attributed to a number of factors, including an over 35 percent decrease in the number of graduates from our partner marketed channels, mostly attributed to the loss of one of our partners (NET Marketing Alliance) during the year. The Company implemented a 45 percent price reduction, on a year over year basis, for the initial education product, resulting in an over 45 percent volume increase in Investools marketed graduates. The decline in partner marketed graduates was mostly offset by this increase in the number of Investools marketed graduates. The decrease in leads from our partner marketed channels was also partially offset by an improvement in sales effectiveness and the sales mix of our advanced products. In addition, the Company introduced a 6 month, $199 per month subscription for the initial education course. The lower priced initial education products led to the increased volume of graduates available for continuing education product offerings and brokerage services.

Change in Deferred Revenue

        Change in deferred revenue decreased $78.9 million for the year ended December 31, 2007, when compared to the prior year. The change in deferred revenue is made up of two components. First, additions to deferred revenue include current period sales of products and services that have a future fulfillment date, which include coaching services, workshops, online courses and website subscription renewals. Bundled sales including deferred revenue components are added to deferred revenue and revenue is recognized as services to the student are rendered. Second, recognition of previously deferred revenue includes revenue recognized over either: (1) the passage of time for subscription based products such as toolbox or online courses; or (2) based on fulfillment of products or services for coaching and workshops. The primary reason for the decrease was the combination of products and services sold during the current year, as well as the mix of products that existed in our deferred revenue liability account, as well as a decrease in sales transaction volume during the year.

Compensation and Benefits

        Compensation and benefit related costs, which increased by $31.9 million or 50 percent when compared to the same period in 2006, were impacted by incremental costs associated with the acquisition of thinkorswim Holdings, not included in previous year amounts. These costs include salaries, commissions, bonuses, retention bonus accruals, payroll taxes and stock awards. In addition we incurred an $8.5 million increase in compensation expenses during the year relating to the modification of the terms of an option award in February 2007.

Brokerage, clearing and execution costs

        Brokerage, clearing and execution costs, which totaled $16.1 million for fiscal year 2007, relate solely to the Brokerage Services segment. It includes fees to clearing organizations, exchanges, third-party broker dealers and others. As a result of the acquisition of thinkorswim Holdings, the current year period includes operations for the merged entity which was not included in prior year amounts.

Marketing

        Marketing costs increased $14.1 million or 37 percent, to $51.8 million for the year ended December 31, 2007 when compared to the same period in 2006, primarily due to increased spending related to our Investools branded events, which are marketed via various media channels including television, online, print and radio. In addition, we increased national advertising spending in both our television and online channels which resulted in increased traffic to www.investools.com.

Partner commissions

        Partner commissions decreased $13.0 million or 27 percent from 2006, primarily due to the loss of a marketing partner during the year as well as a change in the mix of STV which is generated through partner channels. This is attributed to the number of partner marketed graduates as compared to the same period in 2006. Partner commissions for 2007 also include commissions paid to independent registered representatives related to the Brokerage Services segment.

Events, travel and venue

        Events, travel and venue expense increased by approximately $2.7 million or 11 percent in 2007, when compared to the year ago period. These expenses were impacted by incremental costs associated with the Investools investor conferences held in 2007 of $2.8 million and higher costs to fulfill workshops held compared to 2006 given we held more workshops in higher priced markets. This increase was partially offset by efforts to fulfill more products and services online along with fewer partner events in the current year.

Technology and telecommunications

        Technology and telecommunication expenses increased $7.9 million or 75 percent for the period ending December 31, 2007 as compared to the prior year. The increase is primarily due to the addition of $7.3 million of incremental costs related to the acquisition of thinkorswim Holdings and a higher usage of consulting and contract services during fiscal 2007 required to support the 28.3 percent increase in customer accounts.

Depreciation and amortization

        Depreciation and amortization increased $14.7 million during 2007, when compared to the prior year, primarily due to the amortization of intangibles and other assets related to the acquisition of thinkorswim Holdings and an increase in software amortization.

Other

        Overall, other expenses decreased by $3.6 million or 16 percent during 2007, when compared to the prior year. This is primarily due to a combination of $4.1 million in additional costs relating to the Brokerage Services segment, offset by a $6.9 million decrease in other expenses such as legal contingency costs, and severance costs associated with involuntary terminations. In addition, $1.4 million in software impairment costs was recorded as a result of the abandonment of certain development projects during 2006. As a public company, we are subject to the requirements of the Sarbanes-Oxley Act of 2002, which required us to incur significant expenditures to establish systems, retain consultants and hire and train personnel to comply with these requirements.

Income (Loss) from Operations

        The operating margin of the Investor Education segment improved by $34.3 million on a year over year basis. The decline in loss from operations is mostly attributed to a $36.8 million increase in revenue fulfilled and recognized during the year with only a slight increase in the level of operating expenses in the business. The Brokerage Services segment had operating margin of $42.6 million from the thinkorswim Holdings merger date through fiscal year end.

Interest Income

        Interest income for the year ended December 31, 2007 decreased by $0.8 million due to lower balances of cash, cash equivalents and marketable securities maintained during 2007 as compared to amounts maintained during 2006. The decrease in the balances was a result of the acquisition of thinkorswim Holdings, given that a portion of the merger consideration was paid in cash.

Interest Expense

        Interest expense for the year ended December 31, 2007 increased by $11.0 million over the same period for 2006, due to the interest recognized on notes payable incurred as a result of the acquisition of thinkorswim Holdings. Interest expense for 2007 was also impacted by changes in the fair value of the interest rate swap which increased interest expense by approximately $1.5 million.

Income Taxes

        During the year ended December 31, 2007 income tax expense of approximately $1.2 million was recorded due to the utilization of a portion of net operating losses associated with a prior acquisition. Because there was a valuation allowance established in purchase accounting, subsequent usage of net operating losses in fiscal year 2007 resulted in a decrease to goodwill and an offsetting increase in income tax expense. In 2006, an income tax benefit of approximately $1.0 million was recorded due to receipt of an income tax refund.

Concentration Risk

        During the years ended December 31, 2008, 2007, and 2006, we accessed approximately 46 percent, 43 percent, and 56 percent, respectively, of our STV for the Investor Education segment through co-marketing (Wealth Magazine and NET Marketing Alliance) relationships. Effective August 2007, we ceased our relationship with NET Marketing Alliance as a co-marketing partner and therefore, this partner was not included in 2008.

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

Liquidity

Cash Flows

        At December 31, 2008, our principal sources of liquidity consisted of $82.6 million of cash and cash equivalents, as compared to $63.1 million of cash, cash equivalents and marketable securities at December 31, 2007.

        Net cash provided by operating activities was $52.4 million for the year ended December 31, 2008, compared to $53.1 million for the year ended December 31, 2007. Net income for the year ended December 31, 2008 was $56.1 million, compared to a net income of $22.4 million in 2007. Included in operating results for 2008 were decreases in non-cash charges such as stock compensation and exclusivity rights expenses associated with contingent shares, offset by increases in depreciation and amortization and deferred tax expenses. We also experienced decreases in accounts receivable and other operating assets; however these cash flow increases were offset by a $53.4 million decrease in operating cash flow resulting from the change to deferred revenue balances, along with $8.6 million in decreases attributable to the change in accrued payroll. Operating cash flows were also impacted by a $15.8 million increase related to other liabilities.

        At December 31, 2008, net working capital increased by $14.1 million to $51.7 million, compared to $37.6 million at December 31, 2007, after excluding the change in the current portion of deferred revenue which is substantially a non-cash liability. The primary reason for the increase in net working capital was a $21.0 million increase in cash and cash equivalents, a $5.6 million increase in deferred tax assets, and a reduction of $8.5 million in accrued payroll and accounts payable.

        We historically invested our excess cash balances in government agency securities that earned approximately a 5 percent average rate of interest during fiscal year 2007. The balance in marketable securities as of December 31, 2007 consisted of two investments, which were both redeemed in February 2008. During the year ended December 31, 2007, investments matured and provided $20.6 million in proceeds, as compared to $18.2 million in proceeds provided from the maturity of investments during 2006.

        In June 2004, the Board of Directors authorized a stock repurchase program under which we can repurchase up to 3.5 million shares of our common stock over a two-year period. In June 2006, the Board of Directors extended the program for an additional two years. During 2008, this program expired and a new program was approved by the Board of Directors under which we can repurchase up to 5.0 million shares of our common stock over a two-year period. During 2008, we repurchased and retired 0.1 million shares of common stock for a total cost of $1.5 million or $9.72 per share, under the terms of this program. The price of the shares was the closing market price on the date of repurchase. There were no repurchases of stock during 2007 under our stock repurchase program. During 2006, we repurchased 160,000 shares for $1.4 million.

        During 2008 several individuals elected to pay the withholding taxes on their vested shares by allowing us to withhold some of the shares to cover the amount of required minimum taxes. We withheld 26,482 shares worth $0.4 million.

        During 2007 and 2006, we added $0.1 million and $0.2 million, respectively, in equipment financed with capital leases. We expect to continue to use our liquid assets to invest in our infrastructure and fund our operations.

Credit Agreement with JPMorgan

        In connection with the acquisition of thinkorswim Holdings (see Note 3), on February 15, 2007 we entered into a Credit Agreement with JPMorgan Chase Bank, N.A. ("JPMorgan"), as administrative agent, and with other lenders from time to time parties thereto.

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

        Loans under the facility bear interest, at the borrower's option, at either: (1) a rate equal to the London interbank offered rate (LIBOR), plus an applicable margin; or (2) a rate equal to the higher of (a) the prime rate of JPMorgan and (b) the federal funds effective rate plus 0.50 percent (the "ABR"), plus an applicable margin.

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

        The Credit Agreement also calls for prepayment of loan facilities if certain conditions are met. This prepayment requirement commences with the fiscal year ended December 31, 2007, and is calculated as an amount equal to 50 percent of "excess cash flow" for each fiscal year as defined in the agreement. We met the requirements for prepayment under this provision for the fiscal year ended December 31, 2008 and a $10.4 million prepayment is scheduled to be made before the end of March 2009.

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

Summary

        We expect that our current cash, cash equivalents balances, credit amounts available through JPMorgan, along with our cash flows from operations, will be sufficient to meet our working capital and other capital requirements for the foreseeable future. We anticipate allocating our cash resources among three primary areas: internal growth strategies, additional acquisition opportunities, and the continuing buyback of our common stock.

Contractual Obligations and Commercial Commitments

        We have various financial obligations and commitments in the ordinary course of conducting business. We have contractual obligations requiring future cash payments under existing contractual arrangements, such as management and consulting agreements.

        The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of December 31, 2008 (in thousands):

Payments due by period	Capital leases(1)	Operating leases(2)	Data & communication purchase agreements(3)	Notes Payable(4)	Other(5)	Total contractual obligations
2009	$253	$1,845	$3,845	$27,900	$—	$33,843
1-3 Years	106	2,028	373	35,000	2,096	39,603
3-5 Years	—	294	—	31,500	—	31,794
More than 5 years	—	—	—	—	—	—

Total Payments	359	$4,167	$4,218	$94,400	$2,096	$105,240

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

(4)
In connection with the note payable outstanding as of December 31, 2008, the interest rate on the term A facility of $30.4 million was 2.21 percent and on the term B facility of $64.0 million was 3.71 percent. Rates are subject to change. The Credit Agreement requires that we enter into, and for a period of not less than three years, beginning March 30, 2007, maintain in effect, one or more hedging agreements, the effect of which is to fix or cap the interest rates applicable to at least 50 percent of the loan amounts. The interest amounts, adjusted for the market value of any hedging agreements, are not included in the table above. At the current interest rates, estimated interest paid would be approximately $7.7 million over the remaining life of the notes payable, without adjustment for the market value of any hedging agreements.

(5)
Unrecognized tax benefits.

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

Income Taxes

        The provision for income taxes is calculated using the asset and liability method. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We provide valuation allowances against the deferred tax assets if, based on available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Based on all available information, we do believe it is more likely than not that our deferred tax assets will be utilized. In determining the adequacy of the valuation allowance we assess our profitability by taking into account the present and anticipated amounts of domestic and international earnings, as well as the anticipated taxable income as a result of the reversal of future taxable temporary differences. For financial reporting purposes, we generally provide taxes at the rate applicable for the appropriate tax jurisdiction.

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

Valuation of Long-Lived Assets, Including Goodwill

        We review annually or more often if events or circumstances indicate a potential impairment exists, goodwill and indefinite lived intangibles for impairment in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." We completed our annual impairment review during the fourth quarter of 2008. We did not identify any impairment to our goodwill or indefinite lived intangibles as a result of this review.

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

Revenue Recognition

Brokerage Services Segment

        The types of revenues associated with thinkorswim's Brokerage Services segment include:

Commissions

        The Company derives commission revenues from customer transactions in options, stock, mutual funds, fixed income securities and futures. Commission revenues and related brokerage and clearing related costs are recognized on a trade-date basis.

Interest and Dividends

        Interest and dividends consists primarily of income generated by customer cash and money market funds held by our clearing broker, net of interest paid to customers on their credit balances and charged to customers on margin balances. Interest is recorded when earned.

Payment for Order Flow

        We receive payment for order flow from exchanges and liquidity providers where our customers' orders are routed. Payment for order flow is accrued when earned based on the respective trades generating such payments.

Other Brokerage Related Revenue

        Other brokerage related revenue includes various types of revenue items including advisory service fees, introducing fees, routing fees, and service bureau and other trade related fees. Other revenue is recorded when earned.

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

Accounting for Stock-Based Compensation

        In 2003, we adopted the fair value expense recognition method available under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Effective January 1, 2006, we adopted SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)") utilizing the modified prospective approach. Under this approach we recognize compensation expense for all share-based payments granted on or after January 1, 2006, and those granted prior to but not yet vested as of January 1, 2006, according to the provisions of SFAS 123(R). We recognize stock-based compensation net of estimated forfeiture rates and record compensation expense for those shares expected to vest over the service period of the award using a straight-line method.

        We estimate the value of share-based payments on the date of grant using the Black-Scholes pricing model. The fair value calculation of share-based payment awards includes the use of subjective assumptions, including the expected term, stock price volatility and risk-free interest rate. We use the simplified method for determining the expected term of options granted with exercise prices equal to the fair market value of the stock on the grant date. For options with exercise prices higher than fair market value on the grant date, the expected term represents the period of time the options are expected to be outstanding, given the anticipated behavior of different groups of grantees. The expected volatility is based on a blend of the historical volatility of our stock price and the stock price of several of our industry peers. The risk-free interest rate is based on the yield curve of U.S. Treasury securities for a period consistent with the expected life of the share-based award at the time of grant. These assumptions represent management's best estimates, however, such estimates involve inherent uncertainties. If factors change and we utilize different assumptions in the future, our stock based compensation expense could be significantly different.

Accounting Standards Issued But Not Yet Adopted

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

        On January 1, 2008, the Company adopted certain provisions of SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of SFAS 157 adopted on January 1, 2008 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and did not have a material impact on our Consolidated Financial Statements. The provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for us on January 1, 2009, and will be applied prospectively. We are currently evaluating the impact that these additional SFAS 157 provisions will have on our Consolidated Financial Statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of

SFAS No. 133, , "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS No. 133 and generally increases the level of disaggregation that will be required in an entity's financial statements. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact that SFAS 161 will have on our Consolidated Financial Statements.

        In April 2008, the FASB issued FASB Staff Position FAS 142-3, "Determination of Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Asset". FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact the adoption of FSP 142-3 will have on our Consolidated Financial Statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates or market prices. We are subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of our credit agreement with JPMorgan Chase Bank, investment activities that generally bear interest at variable rates, and the net interest spread earned through our subsidiary, thinkorswim, Inc. We do not hold any market risk sensitive instruments for proprietary trading purposes.

        thinkorswim, Inc., a subsidiary of thinkorswim Group Inc., is the guarantor on margin credit and leverage extended to customers by Penson, the outsourced clearing firm. It is subject to various regulatory and clearing firm margin requirements. Margin credit is collateralized by cash and securities in the customers' accounts. Leverage involves securing a large potential future obligation with a proportional amount of cash or securities. The risks associated with margin credit and leverage increase during periods of fast market movements or in cases where leverage or collateral is concentrated and market movements occur. During such times, customers who utilize margin credit or leverage and who have collateralized their obligations with securities may find that the securities have a rapidly depreciating value and may not be sufficient to cover their obligations in the event of liquidation. We are also exposed to credit risk when customers execute transactions, such as short sales of options and equities that can expose them to risk beyond their invested capital. Our clearing firm's account level margin credit and leverage requirements meet or exceed those required by Regulation T of the Board of Governors of the Federal Reserve. thinkorswim, Inc. monitors required margin levels on an intra-day basis and pursuant to such guidelines, requires customers to deposit additional collateral, or to reduce positions, when necessary.

        In connection with the acquisition of thinkorswim Holdings on February 15, 2007, the Company entered into a credit agreement with JPMorgan Chase Bank wherein we were provided a senior secured variable rate term loan of $125 million to fund a portion of the cash purchase price. On March 30, 2007, we entered into an interest rate swap that fixed approximately half of the loan facility (see Note 7 for more details regarding the nature of the credit facility and the rate structure). Based on this outstanding debt obligation, a 100 basis point increase in interest rates would have increased our annual interest expense and related cash payments by approximately $0.5 million; a decrease of 1.0 percent in interest rates would decrease our annualized interest expense and related cash payments by approximately $0.5 million. Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods.

        thinkorswim, Inc. earns a net interest spread from our outsourced clearing firm on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances. The profitability of our margin lending activities depends to a great extent on the difference between interest income earned on margin loans and investments of customer cash and the interest expense paid on customer cash balances and borrowings through our clearing firms. Based on our interest income during the year-ended December 31, 2008, a 1.0 percent decline in interest rates would have resulted in a $9.5 million decline in interest income. Further, a 1.0 percent increase in interest rates would have resulted in a $10.6 million increase in interest income.

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

        As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the year covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

        We conducted an assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2008. This assessment was based on criteria established in the framework Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation of internal control over financial reporting, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        Our independent registered public accounting firm, KPMG LLP, has issued an attestation report on our internal control over financial reporting.

Changes in Internal Controls Over Financial Reporting

        Beginning with the year ended December 31, 2008, our assessment of the effectiveness of our system of internal controls over financial reporting included thinkorswim Holdings, which was acquired in 2007.

        There were no changes in the Company's internal control over financial reporting, during the three month period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
thinkorswim Group Inc.:

        We have audited thinkorswim Group Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). thinkorswim Group Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, thinkorswim Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of thinkorswim Group Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Salt Lake City, Utah
March 16, 2009

ITEM 9B.    OTHER INFORMATION

        None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Organization of the Board of Directors

        The Company's directors are divided into three classes designated Class I, Class II and Class III. Each class consists, as nearly as practical, of one-third of the total number of directors constituting the entire Board of Directors. At the 2006 Annual Meeting of Stockholders, Class II directors were elected for a term expiring at the 2009 Annual Meeting of Stockholders, at the 2007 Annual Meeting of Stockholders, Class III directors were elected for a term expiring at the 2010 Annual Meeting of Stockholders, and at the 2008 Annual Meeting of Stockholders, Class I directors were elected for a term expiring at the 2011 Annual Meeting of Stockholders.

        The Company, under a Stockholders' Agreement dated February 15, 2007 ("Stockholders' Agreement"), agreed to appoint each of Mr. Sosnoff and Mr. Sheridan to the Board as of February 15, 2007. In addition, the Company has agreed, under the Stockholders' Agreement, that so long as Mr. Sosnoff or Mr. Sheridan is an employee of the Company, until February 15, 2010, they may each designate one person to be nominated for election to the Board at each Annual Meeting. Mr. Sosnoff and Mr. Sheridan each serve as their own designee.

        As of March 13, 2009, the Company's directors were as follows:

Name	Class	Age	Position	Committees
Lisa Polsky	Class I	52	Director	Audit, Nominating and Governance
Scott D. Sheridan	Class I	45	Director, Executive Vice President of thinkorswim Holdings Inc.
Douglas T. Tansill	Class I	69	Director	Audit (Chair), Compensation
Lee K. Barba	Class II	58	Chairman of the Board of Directors and Chief Executive Officer
Tom Sosnoff	Class II	52	Director, President of thinkorswim Holdings Inc.
Hans von Meiss	Class II	61	Director	Audit, Compensation (Chair), Nominating and Governance (Chair)
F. Warren McFarlan	Class III	71	Director	Audit, Compensation

Lisa Polsky

        Ms. Polsky was appointed a Director of the Company in February 2007. Since March 2002, she has served as the President of Polsky Partners, a consulting company she founded in March 2002 that is focused on risk management, valuations of complex securities, business development, corporate governance, due diligence, and asset allocation across alternative investments. From October 2000 to March 2002, Ms. Polsky was a Managing Director at Merrill Lynch, from 1995 to 2000, she was a Managing Director at Morgan Stanley Dean Witter, from 1990 to 1995, she was a Partner with Bankers

Trust and from 1980 to 1990, she was a Vice President with Citibank N.A. Ms. Polsky received a Bachelor degree, magna cum laude, from New York University in 1978.

Scott D. Sheridan

        Mr. Sheridan was appointed a Director of the Company in February 2007 in connection with the Company's acquisition of thinkorswim Holdings Mr. Sheridan co-founded thinkorswim Holdings in 1999 with Tom Sosnoff. From thinkorswim Holding's founding until the acquisition, Mr. Sheridan served as its President, Secretary and a director. Upon the completion of the acquisition, Mr. Sheridan became an Executive Vice President and remained a director and the Secretary of thinkorswim Holdings, Inc. Mr. Sheridan began his career on the Chicago Board of Options Exchange in 1987, where he acted as a market maker until 2003. While there, he worked as a market maker in the S&P 100 Index pit for more than 15 years. Mr. Sheridan received his B.A. in Finance and Economics from Miami University, Oxford, Ohio.

Douglas T. Tansill

        Mr. Tansill was appointed a Director of the Company in October 2003 and from December 2004 through December 2006 he served as Lead Director of the Board. Mr. Tansill is a private investor and financial consultant and has been associated with Cove Harbor Partners, LLC since 2000. From 1986 to 1994, Mr. Tansill was a Managing Director of Kidder Peabody, Inc. and served on the Board of Directors of Kidder Peabody Group, Inc. In 1994, he became a Managing Director of PaineWebber Incorporated and subsequently served as an Advisory Director there and from 2000 to 2002 as an advisor to UBS Warburg. Mr. Tansill received a B.A. in Economics from Trinity College, Hartford, Connecticut and an M.B.A. from Harvard University.

Lee K. Barba

        Mr. Barba was appointed Chief Executive Officer and Director of the Company in December 2001 and Chairman in June 2002. Prior to joining the Company in February of 2000, he was the Chief Executive Officer of Open Link Financial, a risk management software company whose largest stockholder, Coral Energy, was a wholly owned subsidiary of Shell Oil Company. Mr. Barba joined Open Link after serving as President of Coral Energy. Mr. Barba joined Coral Energy after 22 years on Wall Street, where he was responsible for managing global trading businesses for Bankers Trust Company. While based in London, he was responsible for managing Bankers Trust's European offices, as well as the Global Risk Management Advisory Practice, which had offices in Asia and Latin America. Upon returning to New York in 1995, Mr. Barba was the senior executive of Bankers Trust, responsible for managing the consolidation of the firm's technology and operations functions for the global capital markets businesses, which included over 2,100 in staff operating throughout Asia, Europe and North America. Earlier in his career, Mr. Barba served as a co-head of the Fixed Income Division at PaineWebber and as a Vice President of Lehman Brothers Kuhn Loeb. He earned his M.B.A. from Columbia University and his B.A. from the University of North Carolina.

Tom Sosnoff

        Mr. Sosnoff was appointed a Director of the Company in February 2007 in connection with the Company's acquisition of thinkorswim Holdings Mr. Sosnoff co-founded thinkorswim Holdings in 1999 with Scott Sheridan, and served as its Chief Executive Officer and a director. Since the completion of the acquisition, he has served as thinkorswim Holding's President and remained a director of thinkorswim. Mr. Sosnoff was a market maker for the Chicago Board of Options Exchange from 1980 through 2001, where he was one of the original market makers in the S&P 100 Index pit. Mr. Sosnoff earned his B.A. in Political Science from the State University of New York at Albany.

Hans von Meiss

        Mr. von Meiss was appointed a Director of the Company in December 2001. Since 1997, Mr. von Meiss has been involved in financial management and consulting and has pursued investments in Internet related businesses. He also serves on the Board of Directors as Chairman of an industrial concern, as a member of the Board of Directors of an ecology company and his own company, G. von Meiss AG. From 1994 to 1997, Mr. von Meiss served as Chief Executive Officer of Swiss Textile Group. From 1991 to 1994, Mr. von Meiss was Chief Executive Officer of a publicly quoted Dutch company following its privatization from the Dutch government. From 1988 to 1991, Mr. von Meiss worked as an independent financial consultant. Mr. von Meiss served as Chief Executive Officer of Dr. Ing. Koenig AG, a leading Swiss service center for flat steel and industrial fasteners from 1984 to 1988. From 1977 to 1984, Mr. von Meiss served in various positions in investment banking with Bankers Trust International Ltd. and Chase Manhattan Ltd. in London. Mr. von Meiss received a Bachelors degree in Economics in 1973 from the University of St. Gallen in Switzerland. He received his M.B.A. from INSEAD, Fontainebleau, France in 1977.

F. Warren McFarlan

        Mr. McFarlan was appointed as a Director of the Company in December 2004. Mr. McFarlan also serves on the Board of Directors of Computer Sciences Corporation and Li & Fung Limited. Since 1973, he has been a professor at Harvard Business School. In this position, he has had a significant role in introducing materials on Management Information Systems to all major programs at the Harvard Business School since the first course on the subject was offered in 1962. He has also been a long-time teacher in the Advanced Management Program: International Senior Managers Program, Delivering Information Services Program, and several of the Social Sector programs. He currently teaches a second-year course entitled "Doing Business in China." During his long tenure at Harvard Business School, Mr. McFarlan has served in many capacities, most recently as Senior Associate Dean and Director of Harvard's Asia-Pacific Initiative from 2000 to 2004. From 1995 to 2000, he was Senior Associate Dean and Director of External Relations. From 1991 to 1995, he was Senior Associate Dean and Director of Research. From 1979 to 1980, he was Chairman of all executive education programs. From 1975 to 1978, he was Chairman of the Advanced Management Program. In 1973, shortly after his appointment to full professor, Mr. McFarlan, along with four other faculty members, was sent to Switzerland to set up Harvard Business School's International Senior Management Program. Mr. McFarlan earned his A.B. from Harvard University in 1959 and his M.B.A. and D.B.A. from the Harvard Business School in 1961 and 1965, respectively.

Corporate Governance

        There were sixteen meetings of the Board during 2008. All of the directors attended at least 75 percent of the aggregate of all meetings of the Board and of the Committees of the Board on which they served. The Company does not have a formal policy regarding director attendance at Annual Meetings of Stockholders, however, it is expected, absent good reason, that all directors will be in attendance. Currently, the Board has three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Only independent directors serve as members of those committees.

Audit Committee

        During 2008, the Audit Committee consisted of Mr. Tansill, who serves as Chairman, Messrs. McFarlan, von Meiss, and Ms. Polsky. The Audit Committee, which held six meetings during 2008, acts on behalf of the Board to oversee all material aspects of the Company's reporting, control and audit functions. The Audit Committee's role includes a particular focus on the qualitative aspects of financial reporting to stockholders and on Company processes for the management of the business/financial risk and for compliance with significant applicable legal, ethical and regulatory requirements. The Board of Directors has determined that Messrs. Tansill, McFarlan and von Meiss are Audit Committee financial experts as described in Item 407(d)(5) of regulation S-K. In addition, the Board has determined that each member of the Audit Committee is independent under applicable NASDAQ listing standards and SEC rules. The Audit Committee is established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The Audit Committee operates pursuant to a charter adopted by the Board of Directors. The charter is available on the Company's corporate website, at http://www.thinkorswim.com on the "Investor Relations" page under "Corporate Governance."

Compensation Committee

        During 2008, the Compensation Committee consisted of Mr. von Meiss who serves as Chairman, Messrs. McFarlan, and Tansill. The Compensation Committee, which held ten meetings during 2008, administers the Company's Amended and Restated 2004 Restricted Stock Plan and the Second Amended and Restated 2001 Stock Option Plan, establishes the compensation of the Chief Executive Officer, and sets policy for compensation of all executive officers and outside directors (directors who are also employees are not compensated for their service on the Board). The Compensation Committee is also responsible for the administration of four other stock option plans from which no new grants are currently being made. The Board has determined that each member of the Compensation Committee is independent under applicable NASDAQ listing standards and SEC rules. The Compensation Committee operates pursuant to a charter adopted by the Board of Directors. The charter is available on the Company's corporate website, at http://www.thinkorswim.com on the "Investor Relations" page under "Corporate Governance."

Nominating and Corporate Governance Committee

        The Nominating and Corporate Governance Committee, was established by the Board of Directors in April 2007. The members of that committee are Mr. von Meiss (Chair) and Ms. Polsky. The Nominating and Corporate Governance Committee, which held two meetings during 2008, develops and recommends to the Board a set of corporate governance principles applicable to the Company, identifies qualified individuals to become members of the Board (including by reviewing the qualifications of candidates for Board membership and screening and interviewing possible candidates for Board membership), selects, or recommends that the Board select, the director nominees for the next Annual Meeting of stockholders, and communicates with members of the Board regarding Board meeting format and procedures.

        The Board has determined that each member of the Nominating and Corporate Governance Committee is independent under applicable NASDAQ listing standards and SEC rules. The Nominating and Corporate Governance Committee operates pursuant to a charter. Both the charter and the Board of Directors Nomination Policy are available on the Company's corporate website, at http://www.thinkorswim.com on the "Investor Relations" page under "Corporate Governance." The policy describes the process by which candidates for inclusion in the Company's recommended slate of director nominees are selected.

        The Nominating and Corporate Governance Committee also considers whether members and potential members are independent under applicable NASDAQ listing standards and SEC rules. In addition, candidates should posses the following attributes: personal integrity; absence of conflicts of interest that might impede the proper performance of the responsibilities of a director; ability to apply sound and independent business judgment; sufficient time to devote to Board and Company matters; ability to fairly and equally represent all stockholders; reputation and achievement in other areas; independence under rules promulgated by the SEC and the NASDAQ Stock Market listing standards; and diversity of viewpoints, background and experiences.

Procedures by Which Stockholders May Nominate Directors

        There have been no material changes in the procedures by which stockholders may nominate directors.

Code of Business Conduct and Ethics

        The Board of Directors of the Company adopted a Code of Business Conduct and Ethics governing its Chief Executive Officer, Chief Financial Officer, its other executive officers and the Board of Directors. The Company's Code of Business Conduct and Ethics is available on the Company's corporate website at http://www.thinkorswim.com on the "Investor Relations" page under "Corporate Governance." The Company intends to disclose on its website any waivers or amendments to its Code of Business Conduct and Ethics within four business days of such action.

Executive Officers

        As of March 13, 2009, the following persons were the executive officers of the Company:

Name	Age	Position
Lee K. Barba	58	Chairman of the Board and Chief Executive Officer
Ida K. Kane	39	Senior Vice President and Chief Financial Officer
Paul A. Helbling	55	Senior Vice President, Chief Administrative Officer and Corporate Secretary
Peter D. Santori	41	Senior Vice President and General Counsel/Chief Legal Officer
Scott D. Sheridan	45	Executive Vice President, thinkorswim Holdings Inc. and Director of the Company
Tom Sosnoff	52	President, thinkorswim Holdings Inc. and Director of the Company

Ida K. Kane

        Ms. Kane was appointed Chief Financial Officer and Senior Vice President of the Company in January 2005. Prior to joining the Company, she served as the Chief Financial Officer and Vice President of Operations for the Organizational Solutions Business Unit of FranklinCovey in Salt Lake City. From 1999 to 2001, Ms. Kane was Partner and Chief Accounting Officer for Encubate Holdings LLC, a venture capital firm. From 1997 to 1999, she served as corporate controller for Equitrac Corporation, a manufacturing company listed on NASDAQ. From 1992 to 1997, Ms. Kane served in various positions with KPMG LLP, including audit manager. Ms. Kane became a Certified Public Accountant in 1991. She received her B.A. degree in Business Administration in 1991 and her M.B.A. in 1992 from the University of Miami.

Paul A. Helbling

        Mr. Helbling was appointed Chief Administrative Officer of the Company in January 2005, as Senior Vice President in June 2003, and as Corporate Secretary in February 2002. Mr. Helbling served as the Company's Chief Financial Officer from December 2001 until his appointment as Chief Administrative Officer. Prior to joining Telescan in August 1999, he was Vice President of Finance at PCC Flow Technologies, Inc., a subsidiary of Precision Castparts Corporation and a $350 million manufacturer of pumps and valves in the U.S. and Europe. From 1991 to 1997 Mr. Helbling served as Vice President and Chief Financial Officer of HydroChem Industrial Services, a $150 million provider of industrial cleaning services to the petrochemical, refining and utility industries. Mr. Helbling became a Certified Public Accountant in 1978, with experience in public accounting and in the contract drilling and oil and gas exploration and production industries. Mr. Helbling holds a B.A. and a M.A. Degree from Rice University.

Peter D. Santori

        Mr. Santori serves as Senior Vice President and Chief Legal Officer of thinkorswim Group Inc. Appointed in May 2008, Mr. Santori provides oversight, guidance and direction regarding all legal, compliance and regulatory matters for thinkorswim Group Inc. and its subsidiaries, including Investools Inc. Prior to joining as the General Counsel of thinkorswim Group Inc., Mr. Santori served at FINRA, formerly NASD, since 1994. At FINRA, Mr. Santori served in roles of increasing responsibility, culminating with the managerial position of Chief Counsel to the Market Regulation Department. Mr. Santori received a B.S. in Finance from Saint Joseph's University, an M.B.A. in International Business Administration from Temple University, a J.D. from the Widener University Law Center and Masters of Laws in Securities and Financial Regulation, and Taxation from the Georgetown University Law Center. Mr. Santori is a member of the Maryland and Pennsylvania Bars.

        Information concerning the business experience of Messrs. Barba, Sheridan and Sosnoff is provided under the section entitled "Organization of the Board of Directors".

Compliance with Section 16(A) of the Exchange Act

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and persons who own more than ten percent of the Company's Common Stock (collectively, "Filing Persons") to file with the SEC initial reports of ownership (Form 3), reports in changes of ownership (Form 4), and annual reports of ownership (Form 5). All Filing Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company's knowledge, based solely on its review of the copies of such reports furnished to the Company and upon certain other representations made, all transactions were reported on a timely basis by the Company's Filing Persons during 2008.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

        The following is a narrative overview of our executive compensation philosophy, programs and policies. It is intended to highlight for investors material information relating to the Company's executive compensation programs and includes analysis on the compensation earned by our "named executive officers" as detailed in the executive compensation tables. The individuals who served as our Chief Executive Officer and Chief Financial Officer during fiscal 2008, the other three most highly compensated executive officers of the Company, who served in such capacities at the end of fiscal 2008, and Ms. Ainslie Simmonds, who resigned as our Chief Marketing Officer effective September 11, 2008, are referred to as the "named executive officers."

        Although we fine-tune our compensation programs as conditions change, we believe it is important to maintain consistency in our compensation philosophy and approach. We recognize that value-creating performance by an executive or group of executives does not always translate immediately into appreciation in our stock price particularly in periods of severe economic stress such as the one we are currently experiencing. Management and the Compensation Committee are aware of the impact the current economic crisis has had on our stock price. The Compensation Committee intends to continue to reward management performance, based on its belief that over time strong operating performance will be reflected through stock price appreciation. It was in this context that the 2008 compensation was determined.

Compensation-related Governance and Role of the Chief Executive Officer

        The Board of Directors approves the appointment of members to the Compensation Committee (for purposes of this discussion, the "Committee"). During 2008, the Committee consisted of Hans von Meiss, who served as Chairman, F. Warren McFarlan, and Douglas T. Tansill. After reviewing the qualifications of current members of the Committee, and any relationships that they may have with the Company, the Board has determined that all current members of the Committee are "independent", as independence is defined under applicable NASDAQ listing standards and SEC rules. The Committee establishes, reviews, approves, and oversees all compensation and benefit policies, plans, and programs for our personnel in the aggregate and for our executive officers in particular. The Committee meets at least twice a year and as needed to review and consider all elements of officers' compensation including base salary, incentive pay, long-term (equity) incentive compensation, benefits and payout obligations under employment agreements and scenarios. The Committee meets in executive session, without management present, whenever the Committee deems appropriate. The full Board receives written minutes on the activities of the Committee.

        The Committee makes all compensation decisions for the Chief Executive Officer ("CEO") and approves, as appropriate, recommendations from the CEO regarding compensation, equity awards and non-equity awards to all other named executive officers. The CEO annually reviews the performance of each of the named executive officers (other than himself). The conclusions reached and recommendations based on these reviews, including with respect to salary adjustments and annual award amounts, are presented to the Committee. The Committee can exercise its discretion in modifying any recommended adjustments or awards to executives.

Compensation Philosophy and Objectives

        The Company's compensation program is designed to reward executives based on favorable individual performance and favorable Company financial results. Compensation policies and plans (including benefits) are designed to attract and retain top quality and experienced executives by providing the opportunity to earn competitive cash compensation based on companywide, departmental and individual performance, plus the opportunity to accumulate stock-based wealth commensurate with the long-term growth and value created for the Company's stockholders. The Company strives to create an environment where its employees feel valued and rewarded for their contributions to the Company's sustainable growth plan. Ultimately, the Company's compensation program should align the interests of the Company's management team with those of its stockholders.

        In structuring a compensation program that will responsibly implement these principles, the Company considers the following objectives:

  •
  attracting and retaining individuals critical to the growth and long-term success of the Company;

  •
  rewarding the achievement of the Company's short- and long-term strategic initiatives;

  •
  a significant portion of total compensation should be contingent on, and variable with, companywide, departmental and individual performance;

  •
  compensation should be reasonable and reflect the current market for comparable skills and experience; and

  •
  the structure of the compensation program should align the named executive officers to the interests of the Company's stockholders.

        The Company's compensation practices demonstrate its commitment to these principles and objectives. The Company has embraced the principle of establishing aggressive but achievable goals as a key part of its compensation philosophy as it continues to grow.

        The description of our compensation components and awards set forth below applies to each of our Named Executive Officers, other than to Ainslie Simmonds, who resigned from her position as Chief Marketing Officer as of September 11, 2008. In connection with her resignation as an executive officer, Ms. Simmonds entered into a Separation Agreement and General Release (the "Separation Agreement"). Ms. Simmonds continued to provide limited services to aid the Company in the transition of duties to her successor through January 31, 2009, following her resignation as an executive officer. For a description of the Separation Agreement, see "Employment Agreements" below. Her compensation and additional information are presented in the Summary Compensation Table and subsequent tables below.

Compensation Factors

        CEO.    The Committee's decisions regarding the CEO and the CEO and Committee's decisions regarding the other named executive officers, are based in part on the Committee's and CEO's (with respect to the other named executive officers) subjective judgment and take into account qualitative and quantitative factors, as will be set forth in the discussion below. In reviewing the named executive officer's compensation, the Committee and CEO (other than with respect to himself) consider and evaluate all components of the officer's total compensation package. Based on this review, the Committee concluded that for fiscal year 2008, except for the CEO, each of the named executive officer's total compensation (including compensation not yet paid) is appropriate and reasonable in the aggregate both in terms of absolute dollars and relative to performance.

        Benchmark for the CEO.    In the second quarter of 2006, the Committee engaged Alan Nadel & Company LLC, compensation consultant, to assess the CEO's current compensation package and to develop a new compensation package and an employment agreement that fairly rewards the CEO for achievement of corporate objectives, provides incentives for continue outstanding performance and is fair to the Company's stockholders. The consultants provided benchmarking data to the Committee based on a comparison to the combined peer groups of the Company. The peer groups examined included financial services firms, companies with similar service lines as the Company and companies of similar and slightly larger size and market capitalization as the Company. In its evaluation, the Committee found that the CEO's compensation was below the peer group levels for all elements of compensation. Consequently, the Committee determined that an amendment to the CEO's employment agreement was necessary to better align all elements of his compensation with the median of the Company's peer group. In connection with the review of the CEO's compensation and the acquisition of thinkorswim Holdings Inc., in February 2007 the Committee amended the CEO's employment agreement (see "Employment Agreements" below).

        Corporate Performance.    In establishing executive compensation, the CEO and the Committee measure the Company's performance compared to management's and the Board's goals and objectives, including an annual budget, as well as to the performance of companies of similar size and market capitalization in the Company's industry or related industries. The Committee and the CEO believe that using the Company's performance as a factor in determining an executive officer's compensation is effective in helping to align the executive's interests with those of the Company's stockholders. With that in mind, the Committee and the CEO focus on performance versus key financial and operating performance criteria, such as growth in sales transaction volume, earnings or loss (before interest, income taxes, depreciation and amortization, special charges, other non-cash income/expense items and net change in deferred revenue), and execution of strategic initiatives.

        Individual Performance.    When evaluating an executive's individual performance, the Committee relies upon the CEO's assessment of individual performance, as well as the Committee's and other Board members' own assessment from their interactions with executives throughout the year. The assessment considers the executive's efforts in achieving his or her individual goals each year, recruiting, managing and developing employees and their relative role in the future growth and the executive officer's contribution to the overall Company. Each executive has different goals established that contribute to the long-term strategic goals of the Company. Individual goals for executives (other than the CEO) are established by the CEO in consultation with each executive and the Committee. The individual goals for the CEO are established by the Committee, in consultation with the full Board and the CEO.

Compensation Elements

        In the aggregate, the Company's compensation program is designed to not only attract and retain desired employees in a highly competitive market, but also to reward quality individual contribution, overall team performance, and achievement of peer-competitive metrics for overall Company performance.

        The compensation program for the Company consists of various elements, including:

  •
  base salary;

  •
  performance based incentive bonus;

  •
  equity-based compensation; and

  •
  benefits.

        The Company believes these elements work in unison to provide a reasonable and well-balanced mix of both cash and non-cash compensation as well as short-term and long-term compensation to provide the appropriate incentives and motivation for the named executive officers and align to the interest of the Company's stockholders.

Direct Compensation

        Base Salary.    The Company provides the named executive officers with base salaries to provide them a basic level of income comparable to that of executives in similar positions at other companies, taking into account the individual's performance and experience. The Company believes this is consistent with competitive practices and will help assure that the Company retains qualified leadership in those positions. The Company's practice has generally been to set base salary levels for each named executive officer at the median range of comparable base salaries as companies similar in size, market capitalization and in the same or related industries as the Company. In setting these salary levels for individual named executive officers, the Committee and the CEO may consider:

  •
  the compensation philosophy and guiding principles described above;

  •
  the base salary paid to the officers in comparable positions at companies in similar industries, size and market capitalization to the Company;

  •
  the overall professional experience and background and the industry knowledge of the named executive officer and the quality of their performance and effectiveness of their leadership at the Company;

  •
  all of the components of executive compensation, including base salary, bonus, stock options and restricted stock, and benefits; and

  •
  internal pay equity among the Company's executives.

        The Company pays annual base salaries to the CEO and Chief Financial Officer under employment agreements. Tom Sosnoff, President of thinkorswim Holdings, Inc. and Scott Sheridan, Executive Vice President of thinkorswim Holdings, Inc., are also paid under employment agreements. (See discussion of "Employment Agreements" below). The employment agreement of the CEO provides that his base salary is subject to annual review by the Board or the Committee for possible increases (but not decreases). The employment agreements for Ms. Kane, Mr. Sosnoff and Mr. Sheridan provide that the Company may increase the executive's salary at any time in its sole discretion. The base salary for Mr. Helbling is set annually by the Committee upon recommendation from the CEO.

        Set forth below is a table showing the base salaries of the named executive officers for the year ended December 31, 2008:

NAME	2008 BASE SALARY
Lee K. Barba	$550,000
Ida K. Kane	$285,000
Paul Helbling	$225,000
Tom Sosnoff	$120,000
Scott D. Sheridan	$120,000
Ainslie Simmonds	$285,000

        Performance Based Annual Bonus and Commissions.    A substantial portion of total direct compensation is allocated to variable, performance-based incentives in the form of an annual bonus. This is done to link executive compensation closely to the achievement of Company results and performance and to individual performance. Mr. Barba's employment agreement provides that his target annual bonus opportunity in the future will be at least 100% of annual base salary. The target bonus for Ms. Kane is 35% or higher of her base salary. The bonus for Mr. Helbling is set annually by the Committee upon recommendation from the CEO. In determining the bonus amounts, the CEO and Committee, as applicable, reviewed the Company's performance against strategic initiatives, the continued integration of thinkorswim Holdings Inc. with the Company, and the individual performance of each of such named executive officers. After such review, the Committee granted Ms. Kane a bonus in excess of her target, proportionately consistent with her prior two years' bonuses, Mr. Barba a bonus in the same amount as his prior two years' bonuses, and Mr. Helbling received a bonus of approximately 44% of his base salary.

        Mr. Sosnoff and Mr. Sheridan are paid bonuses pursuant to their employment agreements with the Company. The employment agreements were negotiated in connection with the acquisition of thinkorswim Holdings Inc. Mr. Sosnoff and Mr. Sheridan agreed that they would take a lower salary than would otherwise be paid to them in exchange for bonuses that would constitute an amount greater than their respective salaries. Historically, with thinkorswim Holdings Inc., Mr. Sosnoff and Mr. Sheridan received bonuses in excess of their salaries and desired to maintain such payment practices. Their agreements provide that each of them is to receive a bonus as determined by the Committee in their sole discretion, but in no event less than $225,000 (approximately 187% of their salaries). The Committee consults with the CEO in determining Mr. Sosnoff and Mr. Sheridan's bonuses. The Committee concluded, in consultation with the CEO, to pay the minimum $225,000 bonus for 2008. While the Committee determined that their respective performances met or exceeded Company expectations, given the amount of their other compensation components, namely options issued in February 2007, the Committee determined that it was appropriate to pay the minimum amount of bonuses in 2008. It is anticipated that the Compensation Committee will review substantially the same factors as for the other named executive officers in the future in determining the amount of bonuses to be paid to Mr. Sosnoff and Mr. Sheridan.

        The bonuses paid to the named executive officers are set forth in the Summary Compensation Table in this Annual Report on Form 10-K.

        Long-Term Equity-Based Incentive Compensation.    The Company believes that the grant of annual equity awards further aligns the long-term interests of senior management and stockholders. Therefore, the grant of stock options and the award of restricted stock are important components of annual compensation. The Company's equity programs are designed to encourage a long-term focus on results, employee recruiting and retention. By doing so the Company believes these programs help align employee and stockholder interests by promoting the creation of long-term value for the Company's stockholders. At the same time, the Committee has carefully considered the impact of equity expensing, dilution and overhang levels. The Company's equity programs consist of restricted stock awards under the Company's Second and Amended 2004 Restricted Stock Plan ("2004 Restricted Stock Plan") and stock option grants under the Amended and Restated 2001 Stock Option Plan ("2001 Plan"). The Company used an annual grant process for making long-term incentive awards for its named executive officers.

        The Company currently uses restricted stock and stock options as the two primary grant forms. The Company believes both forms play an important role in attracting, retaining and motivating executives to focus on long-term value creation. The Company uses stock options because stock options, granted at fair market value at the date of the grant, deliver value only when the stock price goes up, and thus when stockholders receive value. Stock option grants allow the named executive officers to acquire shares of the Company's Common Stock, subject to the completion of a four-year vesting period (1/4 of the options become exercisable on each of the first four anniversary dates following the grant). These shares may be acquired at a fixed price per share (the fair market value on the grant date) and have a ten-year term. The Company also uses restricted stock because with restricted stock, executives receive full value shares and become stockholders of record at the date of grant. As a result, restricted stock provides ownership opportunities while enhancing executive retention as a result of a forfeiture restriction in the event that the executives leave the Company before the end of the stated vesting period. Restricted stock grants to named executive officers are subject to the completion of a two-year vesting period (1/2 of the restricted stock vests on each of the first two anniversary dates following the grant).

        Stock option and restricted stock award levels are determined annually based on analysis of companies similar in size, market capitalization and related industries as the Company, individual performance and Company performance, using the same criteria used in determining the performance-based annual bonuses, and vary among participants based on their positions within the Company. Based on these factors the Committee determines discretionary long-term equity incentive awards and allocations across the two grant forms for the named executive officers, taking into account the CEO's recommendation for awards (other than his own).

        The stock awards and options awards set forth in the Summary Compensation Table reflect awards made through the end of 2008. The Committee does not grant options with an exercise price that is less than the closing price of the Company's Common Stock on the grant date, nor does it grant options which are priced on a date other than the grant date.

Indirect Compensation

        Benefits, Perquisites and Other Compensation.    All eligible employees, including the named executive officers, participate in the Company's benefit programs. The Company provides medical, prescription drug, vision and dental coverages, life insurance, accidental death and dismemberment, business travel and accident, long-term disability insurance, flexible spending accounts, various voluntary coverages including long-term care insurance. The Company also maintains a 401(k) plan.

        While the Committee reviews and monitors the level of other compensation offered to the named executive officers, the Committee typically does not adjust the level of benefits offered on an annual basis. In general the Committee believes that benefits and perquisites for named executive officers should be very limited in scope and value and reflective of similar perquisites from competitive employers both in the industry and the region. Due to this philosophy, the Company has generally only provided benefits to executives that are available to all full-time employees and the Company plans to continue this approach in the future. The employment agreement for Mr. Barba includes his family's participation in an executive health plan, which provides additional benefits. The employment agreement for Ms. Kane also provides for reimbursement from the Company, not to exceed $15,000, for an annual physical examination. The Company does not provide any other perquisites to its executives at this time.

        Post-Termination Compensation.    The Company has entered into agreements with Mr. Barba, Ms. Kane, Mr. Sosnoff, and Mr. Sheridan that provide them compensation under certain circumstances in the event of their termination. The Company also entered into an agreement with Mr. Helbling to provide compensation under certain circumstances in the event of his termination upon a change of control. The Committee has measured these severance payments against those of companies similar in size and market capitalization to the Company and general industry practices and believes they are reasonable when measured against the peers in light of the objective of retaining talented executives. More detail on these severance arrangements is set forth under the caption "Potential Payments Upon Termination or Change in Control."

Employment Agreements

        Chief Executive Officer.    Effective February 15, 2007, the Committee approved an amended and restated employment agreement with Mr. Barba. Pursuant to the agreement, Mr. Barba received $550,000 per year as base salary in 2008, which will automatically increase by $50,000 in 2009. Mr. Barba waived his 2009 base salary increase. The amended employment agreement also provides that Mr. Barba is eligible for future grants of stock options and restricted shares, as determined by the Committee, but in any event on a basis (including vesting terms, exercise price, exercise period and number of shares) which is no less favorable to Mr. Barba than is provided to any other Company executive.

        Chief Financial Officer.    On December 31, 2008, the Company amended and renewed an employment agreement with Ms. Kane, the Company's Chief Financial Officer. The term of Ms. Kane's employment agreement runs from December 31, 2008 until December 31, 2010. Ms. Kane's employment agreement provides for an initial annual base salary of $285,000, which may be adjusted by the Compensation Committee or Board of Directors of the Company. Ms. Kane is also eligible to receive an annual bonus up to thirty-five percent (35%) of her then-current base salary. In addition, Ms. Kane is eligible to receive future stock option and restricted stock grants as determined by the compensation committee, in its sole discretion. The agreement includes a covenant not to compete and a covenant not to solicit or interfere for twelve months after termination from the Company. The employment agreement is substantially similar to Mrs. Kane's previously existing employment agreement, except that it extended the term to December 31, 2010 and it provides for accelerated vesting of her outstanding equity awards upon the occurrence of a change in control. The current agreement also reflects changes to clarify certain provisions and address the requirements of Section 409A of the Internal Revenue Code of 1986, as amended.

        Chief Administrative Officer.    On December 31, 2008, the Company entered into a written agreement with Mr. Helbling confirming and documenting certain rights in the event of a Change in Control, which had previously been conferred orally. It provides that upon a Change in Control Mr. Helbling will be entitled to full vesting of outstanding equity awards and will be entitled to a severance benefit equal to twelve months base salary if terminated by the Company without cause within one hundred eighty days following a change in control.

        President, thinkorswim Holdings, Inc.    Effective February 15, 2007, the Company entered into a three-year term employment agreement with Mr. Sosnoff, which may be extended upon the mutual agreement of the Company and Mr. Sosnoff. Pursuant to the agreement, Mr. Sosnoff receives $120,000 in base salary and a minimum bonus of $225,000. The agreement includes a covenant not to compete and a covenant not to solicit or interfere for the longer of one year after termination from the Company or February 15, 2010.

        Please note: that as a result of the TD AMERITRADE Merger, some of the agreements described above may be amended, with such amendments to be effective as of the completion of the TD AMERITRADE Merger. A more complete description of the proposed amendments can be found in the Form S-4 registration statement filed by TD AMERITRADE with the SEC on February 10, 2009.

        Executive Vice President, thinkorswim Holdings, Inc.    Effective February 15, 2007, the Company entered into a three-year term employment agreement with Mr. Sheridan, which may be extended upon the mutual agreement of the Company and Mr. Sheridan. Pursuant to the agreement, Mr. Sheridan receives $120,000 in base salary and a minimum bonus of $225,000. The agreement includes a covenant not to compete and a covenant not to solicit or interfere for the longer of one year after termination from the Company or February 15, 2010.

        Former Chief Marketing Officer.    The Company entered into a two-year term Employment Agreement with Ms. Simmonds effective February 15, 2007. Effective September 11, 2008, Ms. Simmonds resigned as Chief Marketing Officer. In connection with her resignation as an executive officer, Ms. Simmonds entered into the Separation Agreement, which provided for termination of such Employment Agreement. Ms. Simmonds remained as an employee of the Company following such resignation through January 31, 2009, to provide administrative assistance and assistance in transitioning her former duties and responsibilities. Under the Separation Agreement, the Company agreed to continue to pay Ms. Simmonds her current base salary through January 31, 2009, and agreed to pay her a cash bonus of $106,000. Her options and restricted stock continued to vest in accordance with the original terms of her award grants through January 31, 2009.

Report of the Compensation Committee

        The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with the management of the Company. Based on such review and discussion, the Compensation Committee recommended to the Board of Directors that the section entitled "Compensation Discussion and Analysis" be included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Compensation Committee: Hans von Meiss Chairman F. Warren McFarlan Douglas T. Tansill

2008 Summary Compensation Table

        The following table sets forth the compensation of (i) the Chief Executive Officer of the Company, (ii) the Chief Financial Officer of the Company, (iii) the other three most highly compensated executive officers of the Company who were serving as executive officers at the end of 2008, and (iv) Ms. Ainslie Simmonds, who resigned as Chief Marketing Officer of the Company effective September 11, 2008 (collectively, the "named executive officers") for the years ended December 31, 2008, 2007, and 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)(4)	Stock Awards ($)(1)	Option Awards ($)(2)	All other Compensation ($)(3)	Total
Lee K. Barba Chief Executive Officer	2008 2007 2006	$550,000 500,000 425,000	$500,000 500,000 500,000	$1,043,708 489,200 —	$565,503 9,065,538 391,085	$46,920 41,530 32,849	$2,706,131 10,596,268 1,348,934
Ida K. Kane Chief Financial Officer	2008 2007 2006	285,000 265,000 225,000	200,000 175,000 125,000	201,276 103,425 —	138,053 112,361 82,201	12,456 7,200 7,050	836,785 662,986 439,251
Paul A. Helbling Chief Administrative Officer	2008 2007 2006	225,000 210,000 185,000	100,000 125,000 100,000	134,189 68,192 —	57,680 42,889 25,155	9,537 7,200 6,600	526,406 453,281 316,755
Tom Sosnoff President thinkorswim Holdings	2008 2007 2006	120,000 106,145 —	225,000 225,000 —	— — —	1,043,945 861,016 —	9,537 9,000 —	1,398,482 1,201,161 —
Scott Sheridan President thinkorswim Holdings	2008 2007 2006	120,000 106,145 —	225,000 225,000 —	— — —	1,043,945 861,014 —	6,327 9,000 —	1,395,272 1,201,159 —
Ainslie Simmonds Former Chief Marketing Officer	2008 2007 2006	285,000 255,000 200,000	106,000 175,000 125,000	206,325 102,294 —	152,586 131,282 101,208	9,537 5,115 7,500	759,448 668,691 433,708

(1)
Represents the compensation costs of stock awards for financial statement reporting purposes, excluding the impact of estimated forfeitures, for the referenced year under the Statement of Financial Accounting Standard No. 123 (Revised 2004) Share Based Payments ("SFAS No. 123(R)"), rather than the amount paid to or realized by the named executive officer, for awards pursuant to the 2004 Restricted Plan. See footnote 2 to the Company's audited financial statements, for the relevant assumptions used to determine the valuation of our stock awards.

(2)
The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes, excluding the effect of estimated forfeitures, for the fiscal years ended December 31, 2008, 2007 and 2006, in accordance with SFAS No. 123(R). See footnote 2 to the Company's audited financial statements for the relevant assumptions used to determine the valuation of our stock awards.

(3)
This column contains amounts for certain benefits or perquisites provided to the named executive officers. For Mr. Barba, the amount includes $37,383, $34,330, and $25,799 in medical plan benefits for 2008, 2007and 2006, respectively, and $337 in 2008 and $450 in both 2007 and 2006 for a group travel accident insurance policy paid on his and others' behalf by the Company. The balance of his amounts comprise the Company matching 401(k) contributions on his behalf of $9,200, $6,750 and $6,600 for 2008, 2007 and 2006, respectively. For Ms. Kane, Ms. Simmonds and Messrs. Helbling, Sosnoff and Sheridan the amounts include $337 in 2008 and $450 in each of 2007 and 2006, where applicable, for the group travel accident policy coverage, with the balance comprising the matching 401(k) contributions paid by the Company on their behalf. Ms. Kane's 2008 amount also includes $2,919 in medical benefits paid by the Company on her behalf.

(4)
Reflects discretionary bonuses.

 Grants of Plan-Based Awards for Fiscal 2008

        The Company maintains the 2001 Plan and the 2004 Restricted Stock Plan for all of its officers and employees, which is administered by the Compensation Committee. As of December 31, 2008, an aggregate of 5,109,874 shares were issuable under the 2001 Plan, and 1,123,075 shares were issuable under the 2004 Restricted Stock Plan. During 2008, stock options covering 357,750 shares were issued under the 2001 Plan and 163,000 restricted stock awards were issued under the 2004 Restricted Stock Plan.

        The following table sets forth information concerning plan based awards, including grants under the 2001 Plan and 2004 Restricted Plan, made to a named executive officer during the fiscal year ended December 31, 2008.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards ($)(1)
Lee K. Barba	01-18-08 01-18-08	85,000	85,000	$13.72	$1,166,200 612,101
Ida K. Kane	01-18-08 01-18-08	15,000	15,000	$13.72	205,800 108,018
Paul Helbling	01-18-08 01-18-08	10,000	10,000	$13.72	137,200 72,012
Tom Sosnoff	01-18-08		35,000	$13.72	252,042
Scott D. Sheridan	01-18-08		35,000	$13.72	252,042
Ainslie Simmonds	01-18-08 01-18-08	15,000	15,000	$13.72	205,800 108,018

(1)
The amount in this column reflects the total value as of the respective issuance dates of the stock awards and option awards granted to each named executive officer, calculated in accordance with SFAS No. 123(R) at the time of the grant, excluding the effect of estimated forfeitures.

 Outstanding Equity Awards at Fiscal 2008 Year-End

        The following table sets forth information concerning unexercised options and restricted stock that has not vested as of December 31, 2008 for each of the named executive officers.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (1) ($)
Lee K. Barba	6,886	—		$9.00	08-10-10	—		$—
	222,124	—		$3.60	10-16-10	—		$—
	11,617	—		$3.60	10-29-10	—		$—
	1,000,000	—		$0.49	12-20-11	—		$—
	250,000	—		$0.20	07-16-13	—		$—
	250,000	—		$2.22	03-03-14	—		$—
	187,500	62,500	(2)	$5.18	12-06-15	—		$—
	17,737	53,213	(3)	$13.79	01-04-17	—		$—
	—	85,000	(4)	$13.72	01-17-18
	—	—		$—	—	35,475	(5)	$199,370
	—	—		$—	—	85,000	(6)	$477,700
Ida K. Kane	75,000	25,000	(7)	$3.89	01-16-15	—		$—
	15,000	5,000	(8)	$5.18	12-06-15	—		$—
	3,750	11,250	(9)	$13.79	01-04-17	—		$—
	—	15,000	(10)	$13.72	01-17-18
	—	—		$—	—	15,000	(6)	$84,300
	—	—		$—	—	7,500	(5)	$42,150
Paul Helbling	6,108	—		$25.55	08-11-09	—		$—
	960	—		$25.45	10-21-09	—		$—
	3,331	—		$38.95	01-31-10	—		$—
	1,441	—		$34.67	02-24-10	—		$—
	3,209	—		$9.00	08-10-10	—		$—
	4,164	—		$3.60	10-16-10	—		$—
	5,414	—		$3.60	10-29-10	—		$—
	150,000	—		$0.49	12-20-11	—		$—
	100,000	—		$0.20	07-16-13	—		$—
	15,000	5,000	(11)	$5.18	02-06-15	—		$—
	2,500	7,500	(12)	$13.79	01-04-17	—		$—
	—	10,000	(13)	$13.72	01-17-18	—		$—
						5,000	(5)	$28,100
						10,000	(6)	$56,200
Tom Sosnoff	57,222	171,669	(14)	$15.69	02-14-17	—		$—
	57,222	171,668	(14)	$23.54	02-14-17	—		$—
		35,000	(13)	$13.72	01-17-18	—		$—
Scott D. Sheridan	57,222	171,669	(14)	$15.69	02-14-17	—		$—
	57,222	171,668	(14)	$23.54	02-14-17	—		$—
		35,000	(13)	$13.72	01-17-18	—		$—
Ainslie Simmonds	50,000	—		$5.14	2/1/2009
	7,500	—		$13.79	2/1/2009
	3,750	—		$13.72	2/1/2009
	—	—		$—	—	15,000	(6)	$84,300
	—	—		$—	—	7,500	(5)	$42,150

(1)
The market value of stock awards was determined by multiplying the number of unvested shares by the closing price of the Company's Common Stock of $5.62 on December 31, 2008, the last trading day of fiscal 2008, as reported on the NASDAQ Global Market.

(2)
These shares will become exercisable on December 7, 2009.

(3)
17,738 shares became exercisable on January 4, 2009, and the remaining shares will become exercisable in approximately equal installments on January 4, 2010 and January 4, 2011.

(4)
25% of these shares become exercisable per year commencing January 18, 2009.

(5)
These shares vested on January 4, 2009.

(6)
50% of these shares vest on January 18, of each of 2009 and 2010.

(7)
These shares became exercisable on January 17, 2009.

(8)
5,000 of these shares will become exercisable on December 7, 2009.

(9)
3,750 of these shares will become exercisable on January 4 of each of 2009, 2010 and 2011.

(10)
25% of these shares become exercisable per year commencing January 18, 2009.

(11)
These shares became exercisable on December 7, 2009.

(12)
2,500 of these shares will become exercisable on January 4 of each of 2009, 2010 and 2011.

(13)
25% of these shares will become exercisable per year commencing on January 18, 2009.

(14)
One-third of these shares will become exercisable on February 15 of each of 2009, 2010 and 2011.

Option Exercises and Stock Vested for Fiscal 2008

        The following table sets forth information concerning the exercise of option awards and vesting of stock awards during 2008 by the named executive officers:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)
Lee K. Barba	550,000	$5,401,000	35,475	$596,690
Ida K. Kane	—	—	7,500	126,150
Paul A. Helbling	—	—	5,000	84,100
Ainslie Simmonds	—	—	7,500	126,150

    (1)
    The value realized equals the difference between the option exercise price and the fair market value of the Company's common stock on the date of exercise, multiplied by the number of shares for which the option was exercised on such date.

    (2)
    The value realized equals the fair market value of the Company's common stock on the vesting date, multiplied by the number of shares that vested on such date.

Potential Payments Upon Termination or Change in Control

        The table below sets forth the compensation of the named executive officers in the event of a termination of employment without cause or a change of control of the Company as if such event occurred on December 31, 2008 and assumes that the employment agreements discussed under "Compensation Discussion and Analysis—Direct Compensation—Employment Agreements" for each of Mr. Barba, Ms. Kane, Mr. Helbling, Mr. Sosnoff and Mr. Sheridan were effective as of December 31, 2008:

Name	Termination by the Company Without Cause		Change in Control(1)
Lee K. Barba
Base Salary/Severance	$2,523,179		$3,123,179
Stock Options(2)	27,5000		27,500
Restricted Stock(3)	677,070		677,070
Tax Gross Up(4)	—		215,802
Other Benefits	See footnote	(5)	See footnote	(5)
Total	3,227,749	(6)	4,043,551
Ida K. Kane
Base Salary/Severance	142,500		285,000
Stock Options(2)	45,450		45,450
Restricted Stock(3)	126,450		126,450
Other Benefits	7,230	(7)	14,460	(7)
Total	321,630		471,360
Paul Helbling
Base Salary/Severance	—		225,000
Stock Options(2)	2,200		2,200
Restricted Stock(3)	84,300		84,300
Other Benefits	—		15,024	(7)
Total	86,500		326,524
Tom Sosnoff
Base Salary/Severance	135,000	(8)	—
Stock Options(2)	—		—
Total	135,000		—
Scott Sheridan
Base Salary/Severance	135,000	(8)	—
Stock Options(2)	—		—
Total	135,000		—

    (1)
    For Mr. Barba the base salary/severance payments are payable if within 24 months of a change of control, as defined in his employment agreement, his employment terminates (i) due to the Company terminating his employment without cause, (ii) by Mr. Barba due to Constructive Termination, (iii) by Mr. Barba due to the Company's breach of the employment agreement, or (iv) because the Company elects not to renew his employment agreement. For Ms. Kane, the base salary/severance amounts are payable if a Change in Control occurs during the term of her employment agreement, and within one hundred eighty (180) days following the change in control (1) the Company terminates her employment without cause, or (2) she no longer reports to the then current Chief Executive Officer of the Company as a result of the change in control and she resigns. For Mr. Helbling, the base salary/severance amounts are payable if a Change in Control occurs during the term of his employment agreement, and within one hundred eighty

      (180) days following the change in control the Company terminates his employment without cause. The non-vested stock options and restricted stock for the listed executive officers will accelerate upon a change in control.

    (2)
    The payments relating to stock options represent the value of unvested and accelerated stock options as of December 31, 2008, calculated by multiplying the number of accelerated options by the difference between the exercise price and the closing price of the Company's stock on December 31, 2008.

    (3)
    The payments relating to non-vested stock represent the value of unvested stock as of December 31, 2008, calculated by multiplying the number of accelerated shares by the closing price of the Company's stock on December 31, 2008. The first tranche of these shares vested on January 4, 2008 and the second tranche vested on January 4, 2009.

    (4)
    Represents additional payments to which Mr. Barba would be entitled pursuant to his employment agreement to compensate for excise taxes that would be due pursuant to Section 280G of the Internal Revenue Code as a result of his change of control benefits exceeding 3.0 times his "base amount," as defined in Section 280G of the Internal Revenue Code on December 31, 2008 upon a change of control.

    (5)
    Pursuant to his employment agreement, Mr. Barba would be eligible to continue to participate in certain employee benefit plans and programs offered to him under his employment agreement over the longer of two years and the balance of the then current employment term, assuming no such termination of employment had occurred, or, if any such benefit could not be continued, he would be paid an amount in cash equal to the economic value of such benefit.

    (6)
    These amounts are also payable if his employment is terminated due to a breach of the employment agreement by the Company or upon a Constructive Termination by Mr. Barba, as defined in Mr. Barba's employment agreement, which includes any material diminution in his duties, a relocation of the New York office without his consent, any failure to pay when due his base salary and bonus, any reduction in his target bonus, or any material reduction in his benefits.

    (7)
    If the Company terminates Ms. Kane without cause or upon a change in control in the circumstances described in footnote 1, the Company will continue to pay her group health insurance coverage under COBRA at active employee contribution rates for 6 months or 12, respectively, months or until she obtains comparable coverage. If the Company terminates Mr. Helbling's employment without cause within 180 days following a change in control, the Company will continue to pay his group health insurance coverage under COBRA at active employer contribution rates for 12 months or until he obtains comparable coverage.

    (8)
    These amounts are also payable upon a termination for Constructive Termination by the named employees, which includes a breach of the applicable employment agreement by the Company, a material diminution in the named employee's duties, or a relocation of the Chicago office without the consent of the named executive. In each event, payment is subject to the named employee's compliance with their respective non-compete obligations.

Director Compensation for Fiscal 2008

        During 2008, non-employee directors received an annual retainer, which is paid quarterly, as set forth in the table below. The annual retainer is $30,000, unless he or she is the Chair of the Audit Committee, for which the retainer is $40,000 or the Chair of the Compensation Committee or the

Nominating and Corporate Governance Committee, for which the retainer is $35,000. If a director holds more than one committee chair, he or she will receive only the annual retainer for the single highest-paying position held. In addition to the retainer fees, non-employee directors are reimbursed for travel and other reasonable out-of-pocket expenses related to attendance at Board and committee meetings. Directors also periodically may receive restricted stock awards and stock option awards. Director fees are recommended by the Compensation Committee to the Board for its approval.

        The following table sets forth information regarding the compensation of the non-employee members of the Company's Board of Directors for the 2008 fiscal year.

	Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Total ($)
F. Warren McFarlan	$30,000	$23,735	$14,210	$67,945
Lisa Polsky	30,000	26,068	7,194	63,262
Douglas T. Tansill	40,000	23,735	14,210	77,945
Hans von Meiss	35,000	23,735	14,210	72,945

(1)
Represents the compensation costs of stock awards for financial reporting purposes for the year under SFAS No. 123(R), rather than the amount paid to or realized by the director. See footnote 2 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 for the relevant assumptions used to determine the valuation of our stock awards. Consists of the compensation costs for a grant of (i) 1,550 shares of restricted stock made on January 4, 2007 to Mr. McFarlan, Mr. Tansill, Mr. von Meiss and on February 21, 2007 to Ms. Polsky , with fair values of $21,375 and $26,040, respectively, as of the grant dates and (ii) 2,000 shares of restricted stock made on January 18, 2008 to each non-employee director, with a fair value of $27,440, as of the grant date. The named directors each had 2,775 shares of restricted stock awards outstanding at the end of fiscal 2008.

(2)
Represents the compensation costs of stock options for financial reporting purposes for the year under SFAS No.123(R), rather than the amount paid to or realized by the director. See footnote 2 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 for the relevant assumptions used to determine the valuation of our option awards. The named directors had options to purchase the following shares of Common Stock outstanding at the end of fiscal 2008: Mr. McFarlan: 18,550; Ms. Polsky: 3,550; Mr. Tansill: 11,050; and Mr. von Meiss: 26,550.

Compensation Committee Interlocks and Insider Participation

        No member of the Compensation Committee of the Board of Directors of the Company was, during 2008, an officer or employee of the Company or any of its subsidiaries, or was formerly an officer of the Company or any of its subsidiaries or had any relationship requiring disclosure by the Company. During 2008, no executive officer of the Company served as (i) a member of the Compensation Committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served on the Compensation Committee, (ii) a director of another entity, one of whose executive officers served on the Compensation Committee, or (iii) a member of the compensation committee (or other board committee performing equivalent functions) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table sets forth information about the total number of outstanding options and shares available for future issuance under all of our existing equity plans as of December 31, 2008 including our Telescan and Ziasun Stock Option Plans, our Amended and Restated 2001 Stock Option Plan and our Second Amended and Restated 2004 Restricted Stock Plan.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	5,771,416	$9.90	7,961,321
Total	5,771,416	$9.90	7,961,321

Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information, as of March 1, 2009, with respect to the number of shares of Company Common Stock beneficially owned by (1) each director and/or named executive office individually, (2) all executives and directors of the Company as a group and (3) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock. Except as noted below, each stockholder has sole voting and investment power with respect to the shares shown and the address of each beneficial holder is c/o thinkorswim Group Inc., 45 Rockefeller Plaza, Suite 2012, New York, New York, 1011.

Owners	Number of Shares Beneficially Owned(1)		Percent of Class
Common Stock
Lee K. Barba(2)	3,915,598	(3)	5.7%
Ida K. Kane	193,548		*
Paul A. Helbling	545,895		*
Peter D. Santori	18,850		*
Tom Sosnoff(2)	4,762,193	(6)	7.1%
Scott D. Sheridan(2)	4,762,193	(5)	7.1%
Ainslie J. Simmonds(4)	18,087		*
F. Warren McFarlan	39,250		*
Lisa Polsky	22,325		*
Douglas T. Tansill	167,950		*
Hans von Meiss	176,009	(7)	*
All current executive officers and directors as a group (10 persons)	14,621,898		21.1%
Wellington Management Co. LLP(5) 75 State Street Boston, MA 02109	3,877,310	(8)	5.83%

    *
    less than 1%

    (1)
    Each of the share amounts for the directors and officers includes options to purchase additional shares, which are exercisable within the next 60 days, as follows: Lee K. Barba, 1,984,852; Ida K. Kane, 126,250; Paul A. Helbling, 297,127; F. Warren McFarlan, 13,700; Lisa Polsky, 1,775; Scott D. Sheridan, 237,640; Tom Sosnoff, 237,640; Douglas T. Tansill, 6,900; and Hans von Meiss, 22,400.

    (2)
    On January 8, 2009, in connection with the contemplated TD AMERITRADE Merger, Mr. Barba, Mr. Sosnoff (both individually and as trustee of a living trust), and Mr. Sheridan each entered into a Voting Agreement with TD AMERITRADE, pursuant to which each of them agreed to vote certain of their shares in favor of the TD AMERITRADE Merger and Merger Agreement. TD AMERITRADE, therefore, may be deemed to be beneficial owner and have shared voting control, of 3,235,314; 4,762,193; and 4,737,004 of the shares of stock beneficially listed as owned by Mr. Barba, Mr. Sosnoff and Mr. Sheridan, respectively. Pursuant to a 13D filed January 20, 2009, TD AMERITRADE disclaims beneficial ownership of any of the shares of the Company's stock subject to such Voting Agreements. The Voting Agreements terminate upon the earlier to occur of (i) termination of the Merger Agreement, and (ii) the effectiveness of the TD AMERITRADE Merger.

    (3)
    Includes 680,284 shares, as to which beneficial ownership is disclaimed, held by the Lee and Maria Barba Irrevocable Insurance Trust for the benefit of family members.

    (4)
    Effective September 11, 2008, Ms. Simmonds voluntarily resigned her position as Chief Marketing Officer.

    (5)
    Includes 25,189 shares held by the Scott Sheridan Trust u/a/d 2/15/96, of which Scott Sheridan, Beth Kurensky and Marc Sheridan are deemed to have shared voting and investment control.

    (6)
    Includes 4,470,553 shares held by the Tom Sosnoff Living Trust, of which Tom Sosnoff the trustee and has sole voting discretion and investment control, subject to the Voting Agreement described in footnote 2.

    (7)
    Includes 136,333 shares as to which beneficial ownership is disclaimed, held for the benefit of family members.

    (8)
    Wellington Management Company, LLP is an investment adviser and has shared voting power with respect to 3,345,229 shares and shared dispositive power with respect to 3,782,810 shares. These shares are owned of record by clients of Wellington Management Company, LLP. This information was set forth on Schedule 13G/A filed by Wellington Management Company, LLP with the SEC on February 10, 2009.

    (C)
    Change in Control. The Company has entered into a Merger Agreement with TD Ameritrade. For more information, see Part I.—Item 1 "Business—Significant Business Developments—Pending Merger with TD Ameritrade".

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Person Transactions

Policy on Related Person Transactions

        The Company recognizes that related-person transactions can present potential or actual conflicts of interest and it is the Company's preference that related-person transactions are avoided as a general matter. Nevertheless, the Company recognizes that certain transactions negotiated on an arm's length basis, with related-persons may be in, or may not be inconsistent with, the best interests of the Company and its stockholders. Therefore, the Company has charged the Audit Committee in the Audit Committee Charter with the responsibility to review, assess and/or approve, as necessary, any related-person transactions prior to the transaction being entered into, or ratify any related person-transactions that have not been previously approved. Related-person transactions include transactions in which a director, five percent owner, executive officer or immediate family member of any such person has a material interest, and which transaction is in an amount equal to or in excess of $120,000, either individually or in the aggregate of several transactions during any calendar year. Based on the Company's review of on-going related-person transactions, the Company has not entered into and do not currently propose to enter into any transactions with related persons required to be disclosed under the rules and regulations of the SEC under the Securities Act or the Exchange Act. All related-person transactions that are required to be disclosed in Company filings with the SEC will be disclosed in accordance with the Securities Act and the Exchange Act.

Director Independence

        Our securities are listed on The NASDAQ Global Market and are governed by its listing standards. The Board of Directors has determined that Directors Polsky, Tansill, von Meiss and McFarlan are independent directors under applicable NASDAQ listing standards and SEC rules. Lee Barba, who is the Company's Chief Executive Officer, and Tom Sosnoff and Scott D. Sheridan, who are the President and Executive Vice President, respectively, of the Company's subsidiary thinkorswim Holdings Inc. are not independent. In making these determinations, in addition to applying NASDAQ independence listing standards, the Board considered transactions and relationships between each director or his or her immediate family and the Company and its subsidiaries, including those reported, if any, under "Compensation Committee Interlocks and Insider Participation" and "Policy on Related Person Transactions" below. The purpose of this review was to determine whether any such relationships or transactions were material and, therefore, inconsistent with a determination that the director is independent. In addition, the Board requires each of its members and each of the director nominees to disclose in an annual questionnaire any relationship he or she or his or her family members have had with the Company, its subsidiaries, its independent accountants, directors and officers within the past three years. The Board considers any such relationship in making its determination. There are no family relationships between any nominees, directors and executive officers.

        The Board of Directors has established three standing committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Each member of these committees meets the independence standards set forth in NASDAQ Marketplace Rule 4200(a)(15).

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

        The aggregate fees billed for professional services rendered by KPMG LLP for the audit of our financial statements, for the audit of thinkorswim Inc. and TOS Trading LLC, and the audit of our internal control over financial reporting for each of the fiscal years ended December 31, 2008 and December 31, 2007, and the SAS 100 reviews of the financial statements included in our Forms 10-Q, and for the review of registration statements for such fiscal years were approximately $1,950,000 and $2,912,000, respectively.

Audit Related Fees

        There were no fees billed for services rendered by KPMG for audit related fees in either of the fiscal years ended December 31, 2008 and December 31, 2007.

Tax Fees

        The aggregate fees billed for professional services rendered by KPMG LLP for tax compliance, tax advice, and tax planning in the fiscal years ended December 31, 2008 and December 31, 2007 were $30,000 and $18,000, respectively.

All Other Fees

        There were no fees billed for services rendered by KPMG for other services in either of the fiscal years ended December 31, 2008 and December 31, 2007.

Audit Committee Pre-Approval Policies

        The Audit Committee has established a policy intended to clearly define the scope of services performed by the Company's independent registered public accounting firm for non-audit services. This policy relates to audit services, audit-related services, tax and all other services which may be provided by the Company's independent registered public accounting firm and is intended to assure that such services do not impair the auditor's independence. The policy requires the pre-approval by the Audit Committee of all services to be provided by the Company's independent registered public accounting firm. Under the policy, the Audit Committee will annually review and pre-approve the services that may be provided by the independent registered public accounting firm. In addition, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated is required to report to the Audit Committee at its next meeting any services which such member or members has approved. The policy also provides that the Audit Committee will pre-approve the fee levels for all services to be provided by the independent registered public accounting firm. Any proposed services exceeding these levels will require pre-approval by the Audit Committee.

        All of the services provided by the Company's principal accounting firm described above were approved in accordance with this policy and the Audit Committee has determined that the independent registered public accounting firm's independence has not been compromised as a result of providing these services and receiving the fees for such services as noted above.

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

2.     Exhibits

2.1		Agreement and Plan of Merger, dated September 18, 2006, among thinkorswim Group Inc., thinkorswim Holdings, Inc. and Atomic Acquisition Corp. (Incorporated by reference from the Company's Current Report on Form 8-K filed on September 20, 2006.)
2.2
Agreement and Plan of Merger by and among TD AMERITRADE Holding Corporation, Tango Acquisition Corporation One, Tango Acquisition Corporation Two and thinkorswim Group Inc. dated January 8, 2009. (Incorporated by reference from the Company's Current Report on Form 8-K filed on January 12, 2009.)
3.1	(I)	Restated Certificate of Incorporation of thinkorswim Group Inc., as amended (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008.)
3.2		By-laws of thinkorswim Group Inc. (Incorporated by reference from the Company's Current Report on Form 8-K filed on June 9, 2008.)
10.1		Amended Stock Option Plan of Telescan. (Incorporated by reference from Telescan's Post-Effective Amendment No. 1 to Form S-8 filed February 2, 1994.)(1)
10.2		Amended and Restated 1995 Stock Option Plan of Telescan. (Incorporated by reference from Telescan's Registration Statement on Form S-8 filed November 21, 2000.)(1)
10.3		2000 Stock Option Plan of Telescan. (Incorporated by reference from Telescan's Registration Statement on Form S-8 filed November 21, 2000.)(1)
10.4		Amended 1999 Stock Option Plan of ZiaSun. (Incorporated by reference from ZiaSun's Post-Effective Amendment No. 1 to Form S-8 filed June 14, 2000.)(1)
10.5		thinkorswim Group Inc. Second Amended and Restated 2001 Stock Option Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008.)(1)
10.6		thinkorswim Group Inc. Amended and Restated 2004 Restricted Stock Plan. (Incorporated by reference to Annex A to the Company's Schedule 14A filed with the SEC on April 29, 2008.)(1)

10.7		Stockholders' Agreement dated as of February 15, 2007. (Incorporated by reference from Exhibit 2 to Schedule 13D filed by Tom Sosnoff with respect to the Company with the SEC on February 23, 2007.)
10.8
Credit Agreement, dated as of February 13, 2007, among the Company, the lenders from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007.)
10.9
Amended and Restated Executive Employment Agreement, dated February 15, 2007, between the Company and Lee Barba. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007.)(1)
10.10		Executive Employment Agreement, dated December 31, 2008, between the Company and Ida Kane. (Incorporated by reference from the Company's Report on Form 8-K filed with the SEC on January 7, 2009.)(1)
10.11	*	Executive Employment Agreement, dated May 19, 2008, between the Company and Peter Santori.(1)
10.12
Executive Employment Agreement, dated February 15, 2007, between the Company and Tom Sosnoff. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007.)(1)
10.13
Option Grant Agreement, dated February 15, 2007, between the Company and Tom Sosnoff. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007.)(1)
10.14
Executive Employment Agreement, dated February 15, 2007, between the Company and Scott Sheridan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007.)(1)
10.15
Option Grant Agreement, dated February 15, 2007, between the Company and Scott Sheridan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2007.)(1)
10.16	*	Agreement to employment terms, dated December 31, 2008, between the Company and Paul Helbling.(1)
10.17	*	Form of restricted stock award agreement under the Amended and Restated 2004 Restricted Stock Plan.(1)
10.18	*	Form of stock option award agreement under the Second Amended and Restated 2001 Stock Option Plan.(1)
21.1	*	Subsidiaries of the Company.
23.1	*	Consent of KPMG LLP.
31.1	*	Section 302 Certification of Chief Executive Officer
31.2	*	Section 302 Certification of Chief Financial Officer
32.1	*	Section 906 Certification of Chief Executive Officer
32.2	*	Section 906 Certification of Chief Financial Officer

*
Indicates documents filed herewith.

(1)
Management contracts or compensation plans or arrangements.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Draper, State of Utah, on March 16, 2009.

thinkorswim Group Inc.
By:	/s/ LEE K. BARBA Lee K. Barba, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated

Signature	Title	Date

PRINCIPAL EXECUTIVE OFFICER:
/s/ LEE K. BARBA Lee K. Barba	Chief Executive Officer and Chairman of the Board	March 16, 2009
PRINCIPAL FINANCIAL/ACCOUNTING OFFICER:
/s/ IDA K. KANE Ida K. Kane	Chief Financial Officer	March 16, 2009
DIRECTORS:
/s/ F. WARREN MCFARLAN F. Warren McFarlan	Director	March 16, 2009
/s/ LISA POLSKY Lisa Polsky	Director	March 16, 2009
/s/ SCOTT D. SHERIDAN Scott D. Sheridan	Director	March 16, 2009
/s/ TOM SOSNOFF Tom Sosnoff	Director	March 16, 2009
/s/ DOUGLAS T. TANSILL Douglas T. Tansill	Director	March 16, 2009
/s/ HANS VON MEISS Hans von Meiss	Director	March 16, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
thinkorswim Group Inc.:

        We have audited the accompanying consolidated balance sheets of thinkorswim Group Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of thinkorswim Group Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), thinkorswim Group Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

KPMG LLP

Salt Lake City, Utah
March 16, 2009

THINKORSWIM GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$82,560	$61,579
Marketable securities	—	1,501
Accounts receivable, net of allowances of $150 and $198, respectively	4,980	11,131
Receivable from clearing brokers	5,738	5,503
Income tax receivable	3,207	—
Deferred tax assets	19,106	13,496
Other current assets	9,179	9,622

Total current assets	124,770	102,832
Long-term restricted cash	373	389
Goodwill	209,546	208,776
Intangible assets, net of accumulated amortization of $32,278 and $17,330, respectively	117,639	132,587
Software development cost, net of accumulated depreciation of $8,470 and $3,363, respectively	26,198	26,939
Furniture and equipment, net of accumulated depreciation of $12,931 and $8,726, respectively	6,259	8,007
Other long-term assets	25,557	29,800

Total assets	$510,342	$509,330

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of deferred revenue	$80,391	$124,486
Other current liabilities	25,259	17,825
Accounts payable	4,196	8,896
Accrued payroll	9,463	13,278
Accrued tax liabilities	6,019	7,544
Current portion of capitalized lease obligations	235	212
Current portion of notes payable	27,900	17,500

Total current liabilities	153,463	189,741
Long-term portion of deferred revenue	30,392	37,384
Long-term portion of capital lease obligations	104	330
Long-term portion of notes payable	66,500	100,000
Income tax payable	2,096	—
Deferred tax liabilities	30,555	18,487
Other long-term accrued liabilities	2,579	1,493

Total liabilities	285,689	347,435
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.01 par value; 1,000 shares authorized; no shares issued and outstanding December 31, 2008 and 2007, respectively	—	—
Common stock, $0.01 par value; 100,000 shares authorized; 66,500 and 65,655 shares issued and outstanding at December 31, 2008 and 2007, respectively	665	656
Additional paid-in capital	337,805	331,006
Accumulated other comprehensive (loss) income	(147)	20
Accumulated deficit	(113,670)	(169,787)

Total stockholders' equity	224,653	161,895

Total liabilities and stockholders' equity	$510,342	$509,330

See accompanying notes to these Consolidated Financial Statements.

THINKORSWIM GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Revenue
Commissions	$133,890	$67,734	$—
Interest & dividends	24,634	20,961	—
Payment for order flow	30,280	16,293	—
Other brokerage related revenue	8,464	5,894	—

Total brokerage revenue	197,268	110,882	—
Education Revenue	174,537	207,127	170,330

Net revenues	371,805	318,009	170,330

Costs and expenses:
Compensation and benefits	$83,968	$95,743	$63,824
Brokerage, clearing and execution costs	40,482	16,052	—
Marketing	39,180	51,832	37,747
Partner commissions	27,354	35,542	48,571
Events, travel and venue	21,397	28,566	25,821
Technology and telecommunications	24,584	18,565	10,617
Depreciation and amortization	24,260	19,601	4,924
Other	26,696	19,339	22,967

Total costs and expenses	287,921	285,240	214,471

Income (loss) from operations	83,884	32,769	(44,141)
Other (expense) income:
Interest expense	(9,510)	(11,059)	(67)
Interest income	1,331	1,868	2,638
Other	(88)	7	(85)

Total other (expense) income	(8,267)	(9,184)	2,486

Income (loss) before income taxes and cumulative effect of accounting change	75,617	23,585	(41,655)
Income tax provision (benefit)	19,500	1,150	(875)

Net income (loss) before cumulative effect of accounting change	56,117	22,435	(40,780)
Cumulative effect of accounting change	—	—	48

Net income (loss)	$56,117	$22,435	$(40,732)

Net income (loss) per Common Share:
Basic	$0.85	$0.36	$(0.90)

Diluted	$0.82	$0.34	$(0.90)

Weighted average common shares outstanding—basic	66,201	62,942	45,042

Weighted average common shares outstanding—diluted	68,485	65,790	45,042

See accompanying notes to these Consolidated Financial Statements.

THINKORSWIM GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

		Common Stock
					Accumulated Other Comprehensive Income (Loss)
	Comprehensive Income (Loss)	Outstanding Shares	Par Value	Additional Paid-In Capital		Deferred Stock Compensation	Accumulated Deficit	Total Stockholder's Equity (Deficit)
Balance, December 31, 2005	$(15,826)	44,754	$447	$131,162	$(116)	$(3,742)	$(151,490)	$(23,739)

Reclassification of deferred stock compensation upon adoption of SFAS 123(R)	—	—	—	(3,742)	—	3,742	—	—
Repurchase of common stock	—	(160)	(2)	(1,358)	—	—	—	(1,360)
Stock issued due to option exercise	—	670	8	874	—	—	—	882
Stock compensation	—	—	—	1,179	—	—	—	1,179
Net loss	(40,732)	—	—	—	—	—	(40,732)	(40,732)
Reclassification adjustment for recognized losses included in net loss	85	—	—	—	85	—	—	85
Unrealized gain on marketable securities, net	34	—	—	—	34	—	—	34

Balance, December 31, 2006	$(40,613)	45,264	$453	$128,115	$3	$—	$(192,222)	$(63,651)

Stock issued for acquisitions	—	19,250	192	169,362	—	—	—	169,554
Stock issued for settlement of lawsuit	—	206	2	2,760	—	—	—	2,762
Stock issued for brokerage service agreement	—	700	7	10,703	—	—	—	10,710
Restricted stock compensation	—	—	—	1,124	—	—	—	1,124
Issuance of restricted stock	—	8	—	88	—	—	—	88
Stock issued due to option exercise	—	227	2	880	—	—	—	882
Stock compensation	—	—	—	14,424	—	—	—	14,424
Contingent shares in connection with exclusivity rights	—	—	—	3,550	—	—	—	3,550
Net income	22,435	—	—	—	—	—	22,435	22,435
Translation gains	14	—	—	—	14	—	—	14
Unrealized gain on marketable securities	3	—	—	—	3	—	—	3

Balance, December 31, 2007	$22,452	65,655	$656	$331,006	$20	$—	$(169,787)	$161,895

Contingent shares issued in connection with exclusivity rights	—	200	2	(2)	—	—	—	—
Repurchase of common stock and minimum tax withholdings	—	(177)	(1)	(1,888)	—	—	—	(1,889)
Stock issued due to option exercise	—	738	7	499	—	—	—	506
Issuance of restricted stock	—	84	1	—	—	—	—	1
Restricted stock compensation	—	—	—	2,144	—	—	—	2,144
Stock compensation, net of changes in fair value for consultant awards	—	—	—	5,913	—	—	—	5,913
Excess tax benefit due to exercise of stock options	—	—	—	133	—	—	—	133
Net income	56,117	—	—	—	—	—	56,117	56,117
Translation loss	(160)	—	—	—	(160)	—	—	(160)
Realized gain on marketable securities	(7)	—	—	—	(7)	—	—	(7)

Balance, December 31, 2008	$55,950	66,500	$665	$337,805	$(147)	$—	$(113,670)	$224,653

See accompanying notes to these Consolidated Financial Statements.

THINKORSWIM GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$56,117	$22,435	$(40,732)
Reconciling adjustments:
Depreciation and amortization	24,260	19,601	4,924
Deferred taxes	7,825	37	114
Stock compensation expense	8,252	15,325	1,179
Excess tax benefit due to exercise of stock options	(75)	—	—
Amortization of exclusivity rights	1,226	1,172	—
Contingent shares in connection with exclusivity rights	—	3,550	—
Amortization of debt issuance costs	1,044	1,043	—
Decrease in fair value of interest rate swap, included in interest expense	1,086	1,478	—
Provision for sales return reserve	1,032	1,363	1,419
Provision for lease termination	—	105	210
Provision for bad debt expense	3	313	19
Loss (gain) on sale of assets	1	19	(11)
Loss (gain) on marketable securities	(7)	—	85
Impairment of capitalized software development	—	—	1,414
Changes in operating assets and liabilities, net of effect of acquired businesses:
Accounts receivable	6,148	(3,641)	(2,551)
Receivable from clearing brokers	(235)	(1,155)	—
Income tax receivable	(3,207)	—	—
Other assets	100	129	(3,808)
Accounts payable	(5,181)	(7,287)	525
Deferred revenue	(51,087)	2,295	82,374
Accrued payroll	(3,815)	4,758	1,348
Other liabilities	8,009	(7,750)	8,367
Accrued tax liabilities	884	(668)	1,346

Net cash provided by operating activities	52,380	53,122	56,222

Cash flows from investing activities:
Purchases of marketable securities	—	—	(23,403)
Proceeds from the sale or maturity of marketable securities	1,501	20,641	18,214
Proceeds from the sale of equipment	—	30	11
Payments for capitalized software development costs	(6,040)	(16,357)	(8,115)
Purchases of furniture and equipment	(2,105)	(3,750)	(3,154)
Cash (held in) released from escrow	1,188	(8,298)	—
Deferred acquisition costs	—	—	(2,398)
Cash paid in business acquisitions, net of cash received	(1,188)	(150,387)	—

Net cash used in investing activities	(6,644)	(158,121)	(18,845)

Cash flows from financing activities:
Payments on capital leases	(203)	(190)	(153)
Payments on note payable	(23,100)	(7,500)	—
Changes in restricted cash	16	(12)	4,711
Proceeds from note payable	—	125,000	—
Payment of debt issuance costs	—	(4,539)	—
Minimum tax withholding on restricted stock awards	(434)	—	—
Repurchase of stock	(1,455)	—	(1,360)
Excess tax benefit due to exercise of stock options	75	—	—
Proceeds from exercise of stock options	506	882	882

Net cash (used in) provided by financing activities	(24,595)	113,641	4,080

Effect of exchange rates on cash and cash equivalents	(160)	14	—

Increase in cash and cash equivalents
Cash and cash equivalents:	20,981	8,656	41,457
Beginning of year	61,579	52,923	11,466

End of year	$82,560	$61,579	$52,923

See Note 9 for supplemental cash flow disclosures.

See accompanying notes to these Consolidated Financial Statements.

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

        thinkorswim Group Inc. a leading provider of online brokerage and investor education services completed the conversion of its corporate identity from Investools Inc. on June 6, 2008. thinkorswim Group Inc. ("the Company" or "thinkorswim") offers investor education and brokerage and related financial products and services for self-directed investors and active traders.

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

        The Company's Brokerage segment offers customers a broad range of services, including trading execution of equity securities, options, futures, mutual funds, bonds, index products, and foreign exchange. All securities transactions are cleared on a fully disclosed basis pursuant to a clearing agreement with our primary clearing broker, Penson Financial Services. The Company also provides investment management services, enhanced investment strategies and trade recommendations through its SEC registered investment advisor subsidiary thinkorswim Advisors, Inc. ("Advisors"). The Company's broker-dealer subsidiaries are subject to regulation by the Securities and Exchange Commission ("SEC"), the Financial Industry Regulatory Authority ("FINRA"), the National Futures Association ("NFA"), and the Chicago Board Options Exchange (CBOE). They are also registered with the Commodity Futures Trading Commission ("CFTC"). The Company is also a registered investment dealer subject to regulation by Investment Dealers Association of Canada ("IDA") and Ontario Securities Commission ("OSC") in Canada.

        The Company entered the Brokerage Service business on February 15, 2007, through a merger with thinkorswim Holdings, Inc. ("thinkorswim Holdings").

2. SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION

Basis of Presentation and Principles of Consolidation

        The accompanying Consolidated Financial Statements contain the accounts of thinkorswim Group Inc., a Delaware corporation, and its wholly owned subsidiaries after eliminating all intercompany balances and transactions. The Consolidated Financial Statements are presented in conformity with United States generally accepted accounting principles ("GAAP").

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

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION (Continued)

Financial Instruments

        Financial instruments consist primarily of cash and cash equivalents, marketable securities, accounts receivable, accounts payable, other accrued liabilities, interest rate swap and notes payable. Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure about Fair Value of Financial Instruments", requires the disclosure of the fair value of financial instruments, including assets and liabilities recognized in the balance sheets. Fair value for securities owned and securities sold, not yet purchased, is estimated using market quotations. The fair value of the interest rate swap is marked to market each reporting period. The notes payable bear interest at current market rates; see Note 7 for the fair value of notes payable. Management estimates the aggregate fair value of other financial instruments recognized on the balance sheets (including receivables, payables and accrued liabilities) approximates their fair value, as such financial instruments are short-term in nature, bear interest at current market rates or are subject to frequent repricing.

Cash Equivalents

        The Company considers all investments with an original maturity of three months or less to be cash equivalents. These investments primarily consist of money-market accounts. At December 31, 2008 and 2007, cash equivalents were $75.1 million and $1.4 million, respectively.

        The amounts included in the Consolidated Financial Statements approximate fair value at the balance sheet date. The Company maintains deposits in banks, which may exceed the amount of federal deposit insurance available. Management believes the potential risk of loss on these accounts to be minimal.

Marketable Securities

        The Company invests excess cash in marketable securities, primarily government backed securities with maturities of less than three years. At December 31, 2008, the Company had no marketable securities compared to $1.5 million at December 31, 2007.

        The Company classified these marketable securities as available for sale under Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, the securities are recorded at fair value and any unrealized gains or losses are included in accumulated other comprehensive income (loss) within stockholders' equity. Gains are recognized when realized and are recorded in the Consolidated Statements of Operations in other income. Losses are recognized as realized or when management has determined an other-than-temporary decline in fair value has occurred.

Accounts Receivable

        Receivables from customers are reserved when collection becomes doubtful.

Receivable from Clearing Brokers

        Receivable from clearing brokers consists of cash deposits and receivables from revenues earned, net of expenses incurred, from customer transactions conducted through the clearing brokers.

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION (Continued)

Allowance for Sales Returns

        Provisions for sales return reserves primarily relate to product and service arrangements and are recorded as a reduction to revenue and deferred revenue. These provisions are made based on historical experience and changes in customer preferences. At December 31, 2008 and 2007, allowance for sales returns of $1.2 million and $1.7 million, respectively, are included as part of other current liabilities in the accompanying Consolidated Balance Sheets.

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

        Securities owned and securities sold, not yet purchased, are composed of the following (in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	December 31,		December 31,
	2008	2007	2008	2007
Options	$16	$152	$18	$240
Equities and other	1,475	553	83	2

Total	$1,491	$705	$101	$242

        Securities sold, not yet purchased result in exposure to market risk as the Company's ultimate obligation may exceed the amount recognized. Securities owned and securities sold, not yet purchased are included in other current assets and other current liabilities, respectively, within the accompanying Consolidated Balance Sheets.

Fair Value Measurements

        Effective January 1, 2008, the Company adopted SFAS 157, "Fair Value Measurements", for all financial assets and liabilities and non-financial assets and liabilities accounted for at fair value on a recurring basis. SFAS 157 establishes a framework for measuring fair value and expands related disclosures. Broadly, the SFAS 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. SFAS 157 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.

        The valuation techniques required by SFAS 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION (Continued)

inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1	Quoted prices for identical instruments in active markets.
Level 2
Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
Level 3	Significant inputs to the valuation model are unobservable.

        The following table presents information about assets and liabilities required to be carried at fair value on a recurring basis as of December 31, 2008 (in thousands):

Description	Fair Value as of December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets
Securities Owned	$1,491	$1,491	$—	$—
Liabilities
Securities Sold, Not Yet Purchased	(101)	(101)	—	—
Interest Rate Swap	(2,564)	—	(2,564)	—

Total	$(1,174)	$1,390	$(2,564)	$—

        The Company primarily applies the market approach for recurring fair value measurements. In addition, the Company uses the income approach with significant observable market inputs to value the Company's interest rate swap.

        During the years ended December 31, 2008, 2007, and 2006 the company recorded $1.1 million, $1.5 million and zero respectively, of losses from the change in fair value of the swap. These losses have been classified into interest expense as a yield adjustment to that portion of the term loans designated as a hedged debt obligation. The Company's adoption of SFAS 157 had no impact on net income and no impact on earnings per share.

Restricted Cash

        The Company uses merchant account vendors to process credit card transactions. Under the terms of these agreements, the merchant account vendor has the right to withhold credit card funds to cover charge backs in the event the Company is unable to honor its commitments. Such funds can be held for up to a year after the Company has terminated its relationship with the merchant account vendor. At both December 31, 2008 and 2007 the Company had $0.4 million in restricted cash due from merchant account vendors.

Capitalized Software Development Costs

        The Company complies with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") No. 98-1, "Accounting For Costs of Computer Software Developed or Obtained for Internal Use," and EITF No. 00-2, "Accounting for Website Development Costs" when

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION (Continued)

accounting for internal use software. In accordance with SOP 98-1, software development costs incurred as part of an approved project plan that result in additional functionality to internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software, which range from three to seven years. During the years ended December 31, 2008 and 2007, the Company capitalized $4.4 million and $17.4 million, respectively, of software development costs related to internal use software for the development and implementation of the Company's integrated enterprise resource planning and customer relationship management software solution and software and website assets developed for internal use by thinkorswim. Approximately $0.4 million of interest expense was capitalized in relation to the implementation of the customer relationship management software during 2007. No interest was capitalized during 2008.

        Amortization of software developed for internal use begins when the internal use software is ready for its intended use, and is calculated on a straight-line basis over the estimated use of the product. Integrated enterprise resource planning software was placed in service in March 2007 and Customer relationship management software was placed in service during the fourth quarter of 2007. The Company continues to develop new functionality for its various trading platforms. The software and website assets developed for internal use were placed in service on various dates. Amortization expense during the years ended December 31, 2008, 2007 and 2006 was approximately $5.1 million, $3.1 million and $0.3 million, respectively.

        During 2006, the Company completed a review of the existing user interface features component of the ongoing Investor Toolbox development project. As a result of feedback from Company instructors and coaches, the Company determined to abandon the component and redevelop it. Accordingly, the Company wrote off the capitalized costs related to the existing user interface component in accordance with SOP 98-1 and SFAS 144. These costs totaled $1.4 million and were recorded in other operating costs and expenses.

Furniture and Equipment

        Furniture and equipment is stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line method over the estimated useful lives of the assets, which range from two to five years. Depreciation expense was approximately $4.2 million, $3.9 million and $2.4 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        The following is a detail of our furniture and equipment (in thousands):

	2008	2007
Furniture and equipment:
Computer and office equipment	$15,095	$12,715
Furniture	2,023	2,018
Leasehold improvements	2,072	2,000

Total furniture and equipment	19,190	16,733
Less: accumulated depreciation and amortization	(12,931)	(8,726)

Furniture and equipment, net	$6,259	$8,007

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION (Continued)

Goodwill and Other Indefinite Lived Intangible Assets

        Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or, more frequently upon the occurrence of a triggering event. The Company evaluates the recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step the fair value for the reporting unit is compared to its net book value including goodwill. In the event that the fair value of the reporting unit is less than the book value, a second step is performed which compares the implied fair value of the reporting unit's goodwill to the book value of the goodwill. The implied fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the fair values of its identifiable assets and liabilities. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment. The Company performed its impairment assessment on goodwill, in accordance with the methods prescribed above. The Company concluded that no impairment existed as of December 31, 2008.

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

Long Lived Assets

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets, such as property, equipment and definite-lived intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated future undiscounted net cash flows of the related asset or group of assets over their remaining lives. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.

Income Taxes

        The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109", on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement 109, "Accounting for Income Taxes", and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION (Continued)

is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

        The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets may not be realized. The Company recognizes interest and penalties related to income tax matters as a component of tax expense in the Consolidated Statements of Operations, consistent with prior years.

Sales Taxes

        The Company records taxes collected from customers on a net basis.

Foreign Currency Translation

        The assets and liabilities of foreign operations are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, with the related translation gains and losses reported as a separate component of shareholders' equity (deficit) and comprehensive income (loss). Results of operations are translated using the average exchange rates prevailing throughout the period. Transactions denominated in currencies other than the functional currency are translated at exchange rates in effect at the balance sheet date or upon settlement of the transaction. Gains and losses from such translation are recorded to other income (expense) in the Consolidated Statements of Operations.

Revenue Recognition

        The following paragraphs summarize the revenue recognition policies for each reporting segment.

Brokerage Services Segment

        The types of revenues associated with the Brokerage Services segment include:

Commissions

        The Company derives commission revenues from customer transactions in options, stock, mutual funds, fixed income securities and futures. Commission revenues and related brokerage and clearing related costs are recognized on a trade-date basis.

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION (Continued)

Interest and Dividends

        Interest and dividends consists primarily of income generated by customer cash and money market funds held by our clearing broker, net of interest paid to customers on their credit balances and charged to customers on margin balances. Interest is recorded when earned.

Payment for Order Flow

        We receive payment for order flow from exchanges and liquidity providers where our customers' orders are routed. Payment for order flow is accrued when earned based on the respective trades generating such payments.

Other Brokerage Related Revenue

        Other brokerage related revenue includes various types of revenue items including advisory service fees, introducing fees, routing fees, and service bureau and other trade related fees. Other revenue is recorded when earned.

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

THINKORSWIM GROUP INC. AND SUBSIDIARIES

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

Stock-Based Compensation

        Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" ("SFAS 123(R)") utilizing the modified prospective approach. Under the modified prospective approach, SFAS 123(R) applies to new awards and unvested awards that were outstanding on January 1, 2006 that are subsequently exercised, modified, repurchased, or cancelled. In addition, compensation cost recognized since January 1, 2006 includes compensation cost, net of estimated forfeitures, for all share based awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share based awards granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company's share based compensation strategy utilizes a combination of stock options and non-vested stock that vests over time based on service period.

        Beginning in 2006, SFAS 123(R) requires the Company to recognize compensation expense related to share based awards based on the estimated number of awards that will ultimately vest. Accordingly, the Company is required to estimate what the forfeitures will be. The estimate of such forfeitures serves to reduce the compensation expense that would otherwise be recorded. The Company recognizes stock based compensation net of estimated forfeiture rates and records compensation expense for those shares expected to vest over the service period of the award using a straight-line method. Prior to 2006, the Company did not estimate such expense reductions, and accounted for forfeitures by reducing the

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION (Continued)

recognized expense as they occurred. Changing this principle of accounting was required by the adoption of SFAS 123(R), and as a result the Company estimated the cumulative amount of potential pre-vesting forfeitures relating to unvested share based awards as of January 1, 2006. The reduction in compensation expense that would have been recognized during prior periods resulting from this change in accounting principle was approximately $48,000, and was recognized effective January 1, 2006. The reduction in deferred tax assets associated with decreasing the estimated future tax deduction, which resulted from decreasing the related estimated option exercises, was offset by an equal reduction in the valuation allowance. Accordingly, there was no net tax effect recognized.

        Compensation expense is recognized over the vesting period from the vesting commencement date using the straight-line method. The total cost related to the Company's share-based compensation plans, recorded pursuant to the methods in effect, was $8.3 million, $15.6 million and $1.2 million for the years ended December 31, 2008, 2007, and 2006, respectively. In accordance with the modified prospective approach, prior years were not restated to reflect the impact of adopting the new standard. The $8.3 million total cost for 2008 was offset by a $0.2 million decrease in the amount which was capitalized and included in software development costs. Included in the $15.6 million of total costs for the year ended December 31, 2007 are $0.3 million which was capitalized and included in software development costs.

        The Company receives a tax deduction for certain stock option exercises during the period the awards are exercised, generally for the excess of the fair market value of the underlying stock on the exercise date over the exercise price of the options. In accordance with SFAS 123(R), beginning January 1, 2006, the Company records in its Consolidated Statements of Cash Flows the tax benefits from the exercise of stock options as cash flows from financing activities. Cash proceeds from the exercise of stock options were $0.5 million, $0.9 million, and $0.9 million for the years ended December 31, 2008, 2007, and 2006, respectively. During 2008, the Company recognized $0.1 million excess income tax benefit from stock options exercised for that year. However, for 2007 and 2006, the Company was not able to recognize $0.4 million and $0.8 million of these tax benefits respectively, due to its existing net operating loss carryforward. Consistently, cash flows from financing activities do not include the tax benefit effect of the stock option exercises for those years.

Advertising Costs

        The Company expenses the production costs of advertising the first time the advertising takes place. Advertising costs are included in marketing expenses. Advertising costs for the years ended December 31, 2008, 2007, and 2006 were $30.5 million, $46.1 million, and $34.7 million, respectively. As of December 31, 2008, 2007 and 2006, the Company had $1.7 million, $2.4 million and $3.0 million, respectively, in prepaid advertising costs included in other current assets.

Income (Loss) Per Share

        Basic net income (loss) per share is computed by dividing the net income (loss) (numerator) by the weighted average number of shares of common stock outstanding (denominator) for each of the years ended December 31, 2008, 2007 and 2006. Diluted net income (loss) per share gives effect to common share equivalents considered to be potential common shares, if dilutive, computed using the treasury stock method. At December 31, 2008, 2007 and 2006, there were approximately 2.7 million, 1.1 million, and 3.5 million shares, respectively, of common stock potentially issuable with respect to stock options,

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION (Continued)

which were excluded from the net income (loss) per share calculation because the shares were anti-dilutive.

        The following table presents the calculation for the number of shares used in the basic and diluted net income (loss) per share computations (in thousands):

	Years Ending December 31,
	2008	2007	2006
Weighted average shares used to calculate basic net income (loss) per share	66,201	62,942	45,042
Dilutive effect of stock options	2,016	2,684	—
Dilutive effect of non-vested restricted stock	268	164	—

Weighted average common and potential common shares used to calculate diluted net income (loss) per share	68,485	65,790	45,042

Comprehensive Income (Loss)

        Comprehensive income (loss) includes changes to equity accounts that were not the result of transactions with stockholders. Comprehensive income (loss) is comprised of net income (loss), foreign currency gains and losses, other comprehensive income and loss items and changes in the fair value of the Company's marketable securities.

Recently Issued Accounting Standards

        In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS 141(R)"). This standard establishes that an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This standard also defines how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and updates certain disclosure requirements for business combinations. This standard applies prospectively to business combinations for which the acquisition date is on or after the fiscal year beginning after December 15, 2008.

        On January 1, 2008, the Company adopted certain provisions of the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of SFAS 157 adopted on January 1, 2008 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and did not have a material impact on the Company's Consolidated Financial Statements. The provisions of SFAS 157 related to other nonfinancial assets and liabilities will be effective for us on January 1, 2009, and will be applied prospectively. The Company is currently evaluating the impact that these additional SFAS 157 provisions will have on its Consolidated Financial Statements.

        In March 2008, the FASB issued SFAS No. 161, "Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity's derivative instruments and hedging activities and their effects on the entity's financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SIGNIFICANT ACCOUNTING POLICIES AND RELATED INFORMATION (Continued)

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS No. 133 and generally increases the level of disaggregation that will be required in an entity's financial statements. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact that SFAS 161 will have on its Consolidated Financial Statements.

        In April 2008, the FASB issued FASB Staff Position FAS 142-3, "Determination of Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, "Goodwill and Other Intangible Assets." FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. The Company is currently evaluating the potential impact the adoption of FSP 142-3 will have on the Company's Consolidated Financial Statements.

Reclassifications

        The Company's Brokerage Services segment now comprises the largest portion of the Company's operations. Accordingly, the Company has reclassified its Statement of Operations to conform with industry standards for presentation of broker dealer financial statements. All periods presented have been reclassified so that presentation is consistent within the Consolidated Financial Statements.

        Certain prior years' balances have been reclassified to conform to the current year's presentation. All allocations were made on a reasonable basis and have been consistently applied for the periods presented.

3. ACQUISITIONS

thinkorswim Holdings, Inc.

        In September 2006, the Company and thinkorswim Holdings, prior to June 6, 2008 known as thinkorswim Group, Inc., entered into an Agreement and Plan of Merger pursuant to which the Company would acquire 100% of the outstanding stock of thinkorswim Holdings. On February 15, 2007, the Company's wholly-owned subsidiary, Atomic Acquisition Corp., merged with and into thinkorswim Holdings and the results of thinkorswim Holdings' operations have been included in the Consolidated Financial Statements since that date. The total purchase price of $361.1 million included cash of $183.0 million, shares of common stock worth $167.1 million (19.1 million shares of common stock), and $11.0 million in direct acquisition costs. In connection with the merger, JPMorgan Chase Bank, N.A. and J.P. Morgan Securities Inc. provided the Company a senior secured term loan of $125.0 million to fund a portion of the cash purchase price.

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

        As part of the Merger Agreement, the Company agreed to issue up to a maximum of 728,608 additional shares of common stock to thinkorswim Holdings shareholders in the event the stock's average trading price fell below $8.75 per share during the twenty-day period prior to certain dates subsequent to the Merger (with an $8.00 floor on such share price). The various dates are those on which specific groups of thinkorswim Holdings shareholders are first permitted to sell the Company's shares, or portions thereof, that they received as merger consideration. No additional shares have been issued as of December 31, 2008, however for the twenty day period prior to the second anniversary of the merger, February 15, 2009, the Company's average trading price fell below the threshold and 117,586 shares were issued to thinkorswim Holdings shareholders as per the merger agreement. Of the remaining additional shares that may be issuable under the Merger Agreement, up to a maximum of 100,788 shares could be issuable as of February 15, 2010 (or at such later date when a shelf registration statement is first effective for the shares that become freely transferable as of such date) if the trading price falls below $8.75 as described above prior to such dates. At the time the Merger was announced, the fair market value of the Company's stock was $8.59. Because the additional shares are contingently issuable if the price falls below $8.75 per share, the value of the portion of the purchase price attributable to the issuance of common stock has been increased to $8.75 per share in accordance with EITF No. 97-15, "Accounting for Contingency Arrangements Based on Security Prices in a Purchase Business Combination".

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

Current assets (including cash of $40.9 million)	$57,280
Property and equipment	2,411
Intangible assets:
Customer relationships (13 years)	93,400
Trade name (indefinite)	16,100
Non-compete agreements (3 years)	2,500
Technology (7 years)	28,950
Goodwill	191,673
Deferred tax assets	48,533

Total assets acquired	440,847

Current liabilities	(25,392)
Deferred tax liability related to value assigned to intangibles	(54,385)

Total liabilities assumed	(79,777)

Net assets acquired	$361,070

        The goodwill that was recorded in this acquisition is associated with the Brokerage Services segment. None of the recorded goodwill is tax deductible.

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

        In connection with the merger with thinkorswim Holdings, certain employees and consultants of thinkorswim Holdings have the opportunity to participate in a retention bonus pool which equals, in the aggregate, $20 million conditioned upon continued employment. The bonus pool does not extend to Messrs. Sosnoff, President, thinkorswim Holdings and Sheridan, Executive Vice President, thinkorswim Holdings. The bonuses will be paid in equal annual installments over the three-year period following the closing of the Merger. Such amounts are being expensed over the retention period of three years. The first and second payments were made in February 2008 and 2009 respectively. The accrual for retention bonuses is included in the Consolidated Balance Sheets within accrued payroll.

        In addition, the Company granted certain employees and consultants of thinkorswim Holdings options to purchase 2,255,563 shares of Common Stock which vest over four years, under the Company's 2001 Stock Option Plan, half with an exercise price equal to the fair market value of the underlying Common Stock at the time of grant, and half with an exercise price equal to 150% of such fair market value. Approximately 125,000 of these stock options were granted to consultants to thinkorswim Holdings. The Company accounted for these in accordance with EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services".

        At the time of the acquisition, approximately $8.5 million was placed in escrow pending the resolution of various contingencies and tax-related matters. When the resolution of these contingencies is determinable beyond a reasonable doubt, this amount will be recorded as goodwill. Subsequent to the merger date such payments for the years ended December 31, 2008 and 2007 totaled $1.2 million and $0.2 million, respectively, and are included in the total purchase price. The remaining escrow balance related to these contingencies was $7.1 million as of December 31, 2008.

        Additionally, in November 2007, the Company received a refund of approximately $8.5 million related to carryback claims generated by stock option exercises of pre-merger thinkorswim Holdings shareholders. This amount was recorded as an income tax receivable and as a corresponding payable at the time of the merger representing the funds due to former pre-merger thinkorswim Holdings shareholders. The refund was placed in escrow upon receipt. The refund is currently under audit by the Internal Revenue Service ("IRS"). Upon completion of the IRS audit the escrow funds will be paid to the pre-merger thinkorswim Holdings shareholders less any claims paid to the IRS, if any. The combined escrow amounts, related to the acquisition contingencies and tax matters and the tax refund, totaling $15.6 million as of December 31, 2008, are included in the Consolidated Balance Sheets within Other long-term assets.

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

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS (Continued)

purchase, and should not be construed as representative of the operating results of the combined companies for any future dates or periods.

	Years Ended December 31, (Unaudited)
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

        In connection with the acquisition 66,666 shares of common stock, with a value of $1.1 million, were placed in escrow pending the resolution of various contingencies involving legal and tax-related matters. On December 10, 2008, the 66,666 of common stock placed in escrow were released resulting in a $1.1 million increase in goodwill.

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. MARKETABLE SECURITIES

        The Company invests excess cash in marketable securities, primarily government sponsored securities with maturities of less than three years. The Company has classified these marketable securities as available for sale under SFAS 115. Accordingly, the securities are recorded at fair value and any unrealized gains or losses are included in accumulated other comprehensive income (loss) within Stockholders' equity in the Consolidated Balance Sheets. Gains are recognized when realized and are recorded in the Company's Consolidated Statement of Operations in other income. Losses are recognized as realized or when management has determined an other-than-temporary decline in fair value has occurred.

        At December 31, 2008, the Company had no marketable securities compared to $1.5 million at December 31, 2007. This balance consisted of two government backed security investments which were redeemed in January 2008 with a realized gain of $7,000.

5. INTANGIBLE ASSETS AND GOODWILL

Amortizable Intangibles

        Acquired intangible assets with finite lives as of December 31, 2008 and 2007 were as follows (in thousands):

	As of December 31, 2008			As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Customer relationships	$93,440	$(16,968)	11.6 years	$93,440	$(7,927)	12.6 years
Technology and other	35,920	(12,807)	5.2 years	35,920	(7,790)	6.2 years
Non competition	3,630	(2,503)	1.6 years	3,630	(1,613)	2.4 years

Total amortizable intangibles	$132,990	$(32,278)	10 years	$132,990	$(17,330)	10.9 years

        Amortization expense was $14.9 million, $13.2 million, and $2.3 million for the years ended December 31, 2008, 2007, and 2006, respectively. Customer relationships are being amortized on an accelerated basis.

        Estimated future amortization expense is as follows (in thousands):

2009	15,343
2010	13,641
2011	12,831
2012	12,147
2013	11,475
Thereafter	35,275

Total estimated amortization expense	$100,712

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INTANGIBLE ASSETS AND GOODWILL (Continued)

Non-Amortizable Acquired Intangibles

        Trademarks and trade names are not amortized and have indefinite lives as of December 31, 2008. The Company recorded $0.8 million as a result of the acquisition of Prophet Financial Systems, Inc. ("Prophet") in 2005 and $16.1 million as a result of the acquisition of thinkorswim Holdings in the first quarter of 2007.

Goodwill

        The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of the acquired company. The changes in the carrying amount of goodwill for the year ended December 31, 2008 is as follows (in thousands):

Balance at December 31, 2006	$18,085
Thinkorswim Holdings acquisition	190,485
mytrade acquisition	1,356
Change in goodwill associated with release of valuation allowance	(1,150)

Balance at December 31, 2007	$208,776
Thinkorswim Holdings acquisition	1,188
mytrade acquisition	1,128
Reversal of deferred tax valuation allowance through goodwill	(1,309)
Benefit taken on amortization of certain tax deductible acquisition costs	(237)

Balance at December 31, 2008	$209,546

6. INCOME TAXES

        The provision for income tax expense (benefit) consists of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current:
Federal	$9,135	$1,113	$(936)
State	2,543	—	(53)
Deferred:
Federal	6,525	(173)	99
State	1,297	210	15

Total income tax expense (benefit)	$19,500	$1,150	$(875)

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES (Continued)

        The following table reconciles the differences between the statutory federal income tax rate of 35 percent, 35 percent, and 34 percent for the years ended December 31, 2008, 2007, and 2006, respectively, and the effective tax rate for continuing operations (in thousands):

	Years Ended December 31,
	2008	2007	2006
Tax at federal statutory rate	$26,466	$8,255	$(14,145)
State income taxes, net of federal income tax benefit	2,496	137	(25)
Expenses not deductible for tax purposes	802	3,579	175
Refund from utilization of net operating losses	—	—	(936)
Change in beginning of year valuation allowance	(10,305)	(10,919)	14,056
Other	41	98	—

Total income tax expense (benefit)	$19,500	$1,150	$(875)

        The tax effects of temporary differences that give rise to significant portions of the federal and state deferred tax assets are comprised of the following (in thousands):

	Years Ended December 31,
	2008	2007
Deferred tax assets:
Accrued liabilities	$4,888	$2,480
Deferred revenue	14,858	15,364
Reserves and allowances	2,387	3,509
Net operating loss carryforwards	15,716	43,492
Tax credit carryforwards	529	1,635
Other	4,718	1,777

Gross deferred tax assets	43,096	68,257
Valuation allowance	—	(12,890)

Net deferred tax assets	43,096	55,367

Deferred tax liabilities:
Prepaid assets	87	1,174
Book/tax depreciation	9,397	8,831
Intangible assets	45,061	50,353

Gross deferred tax liabilities	54,545	60,358

Net deferred tax liability	$(11,449)	$(4,991)

        At December 31, 2008, the Company had approximately $37.6 million of federal and state net operating loss carryforwards. These net operating losses will expire as follows: $0.5 million in 2009, $4.7 million between 2010 and 2019, and $32.4 million in 2026. Tax credit carryforwards were $529,000 as of December 31, 2008 and have no expiration date.

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INCOME TAXES (Continued)

        In assessing the realizability of deferred tax assets at December 31, 2008, the Company considered whether it was more likely than not that some portion or all of the deferred tax assets would not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers availability of income in prior carryback years, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based on available information, management believes it is more likely than not that its deferred tax assets will be utilized.

        The valuation allowance decreased $12.9 million during 2008 and $19.9 million during 2007. Recognized tax benefits relating to the change in valuation allowance from operations as of December 31, 2008, have been allocated as follows (in thousands):

Income tax benefit reported in the consolidated statement of operations	$11,523
Goodwill and other non-current intangible assets	1,309
Additional paid-in capital	58

Total	$12,890

        The Company adopted the provisions of FIN 48 on January 1, 2007. There was no cumulative effect related to adoption. A reconciliation of the beginning and ending amount of unrecognized tax benefits for fiscal year 2008 is as follows (in thousands):

Balance, beginning of year	$—
Additions based on tax positions related to the current year	2,096

Balance, end of year	$2,096

        Total unrecognized tax benefits as of December 31, 2008 of $2.1 million, if recognized, would impact the effective tax rate. This amount is classified as long-term income tax payable within the Consolidated Balance Sheets. The Company does not believe the balance of the unrecognized tax benefits will decrease within the next twelve months. No interest or penalties on the unrecognized tax benefits have been accrued for the year ending December 31, 2008.

        The Company files federal and state income tax returns in the United States. Years from 2005 to the current year remain subject to examination in the U.S. One of the Company's subsidiary's tax returns for the years 2004 through 2007 are currently under examination by the Internal Revenue Service.

7. NOTES PAYABLE

        In connection with the merger with thinkorswim Holdings (see Note 3), on February 15, 2007 the Company entered into a Credit Agreement with JPMorgan Chase Bank, N.A. ("JPMorgan"), as administrative agent, and with other lenders from time to time parties thereto.

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

THINKORSWIM GROUP INC. AND SUBSIDIARIES

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

        Loans under the term loan A facility bear interest, at the borrower's option, at (1) a rate equal to the London interbank offered rate (with adjustments for statutory reserve requirements), or LIBOR, plus an applicable margin, which is currently 1.75 percent, or (2) a rate equal to the higher of (a) the prime rate of JPMorgan and (b) the federal funds effective rate plus 0.50 percent (the "ABR"), plus an applicable margin, which is currently 0.75 percent. Loans under the term B facility bear interest at fixed rates of (1) ABR plus 2.25 percent per annum in the case of ABR loans, or (2) LIBOR plus 3.25 percent per annum in the case of LIBOR loans.

        Interest payments on both the term loan A and B facilities are due beginning March 15, 2007, and thereafter at the end of every calendar quarter. In addition to interest, principal payments of $2.5 million are due on the term loan A facility at the end of every calendar quarter, beginning June 30, 2007 through February 2012. In addition to quarterly interest payments, principal payments of $7.5 million are due annually on the term loan B facility, beginning at the end of March 2008 through March 2012. In August 2012, a $37.5 million balloon payment on the term loan B facility is due. In April 2008, the Company made a voluntary prepayment on the term loan A and B facilities of $5.6 million.

        The Credit Agreement also calls for prepayment of loan facilities if certain conditions are met. This prepayment requirement commences with the fiscal year ending December 31, 2007, and is calculated as an amount equal to 50% of "excess cash flow" for each fiscal year. Excess cash flow is defined within the Credit Agreement as consolidated net income plus certain non-cash items and decreases in net working capital; minus capital expenditures and decreases in deferred revenue and various changes in other balance sheet accounts. If applicable, the annual prepayment is due within 90 days of each fiscal year end. The Company met the requirements for prepayment under this provision for the fiscal year ended December 31, 2008 and a $10.4 million prepayment is scheduled to be made before the end of March 2009. Accordingly, the $10.4 million prepayment amount is recorded in the Consolidated Balance Sheets within the current portion of notes payable.

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

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. NOTES PAYABLE (Continued)

on half the term loans' outstanding balances to a fixed-rate cash flow. Under the terms of the swap, at the end of each calendar quarter the Company receives variable interest rate payments based on the same rate index applicable to the term loans' LIBOR-based alternative, and makes 4.955 percent fixed interest rate payments. Both rates are applied to amounts equal to 50 percent of the then outstanding term loan balances based on scheduled principal payments, not including any prepayments. The Company has not entered into any other such derivative agreement, and does not speculate using derivative instruments.

        After initially reviewing the critical terms of the interest rate swap, along with internal cash flow forecasts related to the hedged debt obligation, the Company determined it did not qualify for hedge accounting according to the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". As a result, the entire amount of net gains (losses) resulting from changes in the fair value of the swap is reported in the Consolidated Statements of Operations, and will be for the foreseeable future. During the years ended December 31, 2008 and December 31, 2007 the company recorded $1.1 million and $1.5 million losses from change in fair value of the swap. These losses have been classified into interest expense as a yield adjustment to that portion of the term loans designated as a hedged debt obligation.

        Amounts outstanding under these credit facilities as of December 31, 2008, were $94.4 million. In addition, as of December 31, 2008, there were no outstanding letters of credit against the revolving loan facility. Accordingly, the remaining borrowing capacity under the revolving loan facility is $25.0 million. The weighted average interest rate as of December 31, 2008, was 3.23 percent.

        The aggregate maturities of notes payable were as follows as of December 31, 2008 (in thousands):

2009	$27,900
2010	17,500
2011	17,500
2012	31,500

Total	$94,400

        The Company incurred approximately $4.5 million of debt issuance costs related to these notes payable during the first quarter of 2007. Costs incurred in connection with the issuance of debt are included in the Consolidated Balance Sheet within other assets. Amortization is calculated using the effective interest rate method over the term of the notes payable. As of December 31, 2008 and December 31, 2007, deferred debt issuance costs were $2.4 million and $3.4 million, respectively. Amortization expense related to debt issuance costs is included in Interest expense in the Consolidated Statements of Operations and totaled $1.0 million and $1.1 for the years ended December 31, 2008 and December 31, 2007 respectively.

        At the end of 2008 and 2007, the total carrying amount of notes payable was $94,400 and $117,500, respectively, with an estimated fair value of $78,352 and $113,975 respectively.

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES

Commitments

Leases

        Equipment and facilities are leased under various non-cancelable operating leases and capital leases expiring at various dates through the year 2012. Rent expense was $2.7 million, $2.7 million and $2.2 million for fiscal 2008, 2007 and 2006 respectively. Sub-lease income was $0.1 million for each of 2008, 2007 and 2006. The Company recognizes lease expense based upon the straight line basis of its minimum payments. Leasehold improvements are depreciated over the shorter of the life of the improvement or the lease term.

        At December 31, 2008, the acquisition cost and accumulated amortization of assets under capital leases were $1.0 million and $0.6 million, respectively, and are included in computer and office equipment. At December 31, 2007, the acquisition cost and accumulated amortization of assets under capital leases were $1.0 million and $0.4 million, respectively. Amortization applicable to capitalized assets is included in depreciation expense.

        At December 31, 2008, future minimum lease payments under non-cancelable operating leases, related sub-leases, and capital leases were as follows (in thousands):

	Capital leases	Operating leases
For the fiscal years:
2009	$253	$1,676
2010	106	1,272
2011	—	627
2012	—	294
Thereafter	—	—

Total Lease Payments	359	$3,869

Less: Amount representing interest (8.0%)	20

Present value of lease payments	339
Less: Current portion	235

Long-term portion	$104

        In March 2007, the Company exercised its first right of refusal to lease additional space at the Draper, Utah facility, but in June 2007 determined not to occupy the space. In accordance with SFAS No. 146, the Company recorded a liability of $0.1 million in lease termination costs related to those future lease payments, net of estimated sub-lease rentals. In September 2007, a portion of this space was leased by the leasing agent to a different entity, but the Company is a guarantor on the lease for the initial term of the Company's lease which was thru July 2010 at a rate no greater than the Company's obligation under the original lease. The total potential liability to the Company is $0.3 million.

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies

        From time to time the Company has been involved in certain legal actions arising in the ordinary course of business, including inquiries, investigations and proceedings with government agencies and other regulators. Management believes that such litigation and proceedings will be resolved without a material adverse effect to the Company's liquidity, financial position or results of operations.

        The Company has applied for rulings from various states on the taxability of our products to determine if its sales tax policy is supported by the various state taxing jurisdictions. During 2006, the Company received rulings from a majority of the states to which it applied. Based on these rulings, the Company accrued $7.8 million in sales tax reserves. The Company reversed $2.0 million and $0.5 million for the years ended December 31, 2008 and 2007, respectively, of the previously accrued sales tax payable, due to the expiration of state statutes, which is included in other operating costs and expenses.

        Occasionally, the Company is involved in certain legal actions arising in the ordinary course of business, including inquiries, investigations and proceedings with government agencies and other regulators. The Company is cooperating with a non-public, formal inquiry by the U.S. Securities and Exchange Commission ("SEC") relating to representations by certain presenters in certain portions of their presentations at some of the Company's seminars. The Company has been cooperating with and intends to continue to cooperate with the SEC. Because it is ongoing, the Company cannot predict the outcome of this formal inquiry at this time, and, as a result, no conclusion can be reached as to what impact, if any, this inquiry may have on the Company or its operations.

        In addition, in January and February 2009, three purported class actions lawsuits were filed on behalf of thinkorswim stockholders related to the TD AMERITRADE Merger (See Note 17). The Company believes the lawsuits to be without merit, and intends to contest the plaintiffs' claims. There can be no assurance, however, with regard to the outcome of the lawsuits.

        The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company's liquidity, financial position or results of operations.

        The Company establishes liabilities when a particular contingency is probable and estimable. During the years ended December 31, 2008 and 2007, amounts were accrued for certain contingencies which became both probable and estimable. The Company has certain contingencies which are reasonably possible, with exposures to loss which are in excess of the amount accrued. However, the remaining reasonably possible exposure to loss cannot currently be estimated.

        In connection with progress made in settlement negotiations of a contingency, the Company has accrued $5.4 million. The Company cannot assure that its exposures in connection with contingencies will be limited to the amount of reserve or that the Company will be able to reach any settlement agreements.

        During 2007 and 2006, the Company concluded several litigation issues. In connection with these matters, the Company recorded charges of $1.1 million and $5.4 million, respectively. The Company did not settle any litigation during 2008. Legal costs incurred in connection with these settlements have been included in other operating costs and expenses.

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

        Approximately $8.5 million was placed in escrow at the date of the merger with thinkorswim Holdings, pending resolution of various contingencies involving legal and tax-related matters existing prior to the merger. The remaining escrow balance related to these contingencies was $7.1 million as of December 31, 2008.

9. SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION

        The supplemental cash flow information and non-cash disclosures for December 31, 2008, 2007 and 2006, are as follows (in thousands):

	2008	2007	2006
Cash paid (received) during the year for:
Interest paid	$7,245	$8,471	$74
Income taxes paid (received)	12,071	(1,139)	(989)
Non-cash investing and financing activities:
Software development and equipment financed through accounts payable and other liabilities	777	1,903	1,208
Licensing contracts financed with vendors	—	—	350
Software development costs financed with stock	(195)	311	—
Equipment financed through capital lease obligations	—	52	195
Unrealized (gain) loss on marketable securities	—	3	34
Release of escrow shares for mytrade acquisition	1,128	—	—
Reversal of deferred tax valuation allowance through goodwill	1,309	1,150	—
Benefit taken on amortization of certain tax deductible acquisition costs	(237)	—	—
Release of valuation allowance through additional paid-in capital	58	—	—
Litigation settled with stock	—	2,762	—
Exclusivity rights and intellectual property financed through stock	—	10,710	—

    See Note 3 for additional non-cash disclosures related to acquisitions

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

Employee Stock Option Plans

        Second Amended and Restated 2001 Stock Option Plan—This plan is the only plan out of which the Company currently can grant options. The plan was approved by stockholders in December 2001. In connection with the thinkorswim Holdings acquisition, the Company filed a proxy statement with the

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK PLANS (Continued)

SEC on December 13, 2006 that contained a proposal to increase the total number of shares available for grant under this plan to 12 million, and to also make options available thereafter to consultants of the Company. The proposal was approved by stockholders in January 2007. Incentive options have typically been granted at fair market value of the Company's common stock at the date of grant, and generally expire ten years from the date of grant. The shares are issuable from the Company's authorized but unissued shares, or they may be issued out of treasury stock, if any. Based on awards previously granted to employees and directors, the number of shares available for future stock option grants under the plan was 5,109,874 at December 31, 2008.

        On April 25, 2008 the Compensation Committee approved and the Board ratified, an amendment to the 2001 Stock Option Plan to make mandatory, instead of permissive, anti-dilution provisions and the number of shares available for award under the 2001 Stock Option Plan in the event of a reorganization, merger, consolidation, reclassification, recapitalization, combination or exchange of share, stock split, stock dividend, rights offering, or other similar transaction or event occurs of or by the Company.

        Telescan Stock Option Plans—The Company reserved 427,456 shares of its common stock for issuance under three stock option plans for the employees and former directors of Telescan, Inc., a wholly-owned subsidiary of the Company. No new options are being granted under these plans. Options granted under these plans were granted at fair market value at the date of grant and generally expire ten years from the date of grant. At December 31, 2008, there were 268,446 shares outstanding under this plan.

        ZiaSun Stock Option Plan—The Company reserved 1,296,600 shares of its common stock for issuance under one stock option plan for the officers, employees and former directors of ZiaSun Technologies, Inc., a wholly-owned subsidiary of the Company. No new options are being granted under this plan. Options granted under this plan were granted at fair market value at the date of grant and generally expire ten years from the date of grant. At December 31, 2008, there were no shares outstanding under this plan.

Employee Stock Option Plan Activity

        The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted average assumptions for the periods indicated:

	2008	2007	2006
Risk free interest rate factors	2.9%	4.7%	5.1%
Volatility factors	52%	55%	56%
Expected lives	6.3 years	6.7 years	6.3 years
Assumed dividend yield	—	—	—
Weighted average fair value of options granted	$6.75	$8.62	$5.33

        The assumptions above are based on multiple factors, including historical exercise patterns of employees in relatively homogeneous groups with respect to exercise and post-vesting employment termination behaviors, and the expected future exercising patterns for those same homogeneous groups. The Company uses the simplified method for determining expected lives of options granted with exercise prices equal to the stock's fair market value on the grant date. For options with exercise prices

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK PLANS (Continued)

higher than fair market value on the grant date, the expected term represents the period of time the options are expected to be outstanding, given the anticipated behavior of different groups of employees. The expected volatility is based upon a blend of the historical volatility of the Company's stock price, and the historical volatility of the stock price of four of the Company's industry peers over a historical period equal to the expected term of the award.

        The following table represents stock option activity for the year ended December 31, 2008:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contract life
Outstanding options at January 1, 2008	6,129,122	$9.15
Granted	357,750	12.81
Exercised	(737,934)	0.69
Forfeited	(243,347)	12.34

Outstanding at December 31, 2008	5,505,591	10.38	6.1 years

Exercisable December 31, 2008	3,166,661	5.50	4.7 years

        At December 31, 2008, the aggregate intrinsic value of options outstanding was $9.6 million and the aggregate intrinsic value of exercisable options was $9.4 million. The total intrinsic value of options exercised was $7.2 million, $2.1 million, and $5.5 million for the years ended December 31, 2008, 2007, and 2006, respectively.

        Compensation costs related to employee stock options granted under the existing stock option plans are included in compensation and benefits in the Consolidated Statements of Operations and totaled $6.0 million, $14.4 million and $1.2 million for the years ended December 31, 2008, 2007, and 2006, respectively. At December 31, 2008, there was $12.5 million of unrecognized compensation cost related to options which is expected to be recognized over a weighted-average period of 2.3 years.

        During 2002, the Company's chief executive officer was granted an option award for up to 550,000 shares of common stock in which vesting was contingent upon the occurrence of a future event. As of December 31, 2006 the occurrence of such event was not probable. In February 2007, the Board of Directors modified the terms of the award resulting in an immediate vesting of the original grant. Accordingly, the Company recognized additional $8.5 million in compensation expense for that year.

Restricted Stock

        In April 2004, the Board of Directors approved the 2004 Restricted Stock Plan (the "Plan"), which was ratified by the Company's stockholders in June 2004. The purpose of the Plan is to (a) attract and retain employees of the Company and its subsidiaries, qualified individuals to serve as members of the Board, and consultants to provide services to the Company; (b) motivate participating employees, directors and consultants, by means of appropriate incentives, to achieve long-range goals; (c) provide incentive compensation opportunities that are competitive with those of other similarly situated companies; and (d) further align Plan participants' interests with those of the Company's other stockholders through compensation alternatives based on the Company's stock and thereby promote the long-term financial interest of the Company and its subsidiaries, including the growth in value of the

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK PLANS (Continued)

Company's equity and enhancement of long-term stockholder return. The Plan is administered by the Compensation Committee (the "Committee") of the Board of Directors, which is comprised of two or more directors of the Company appointed by the Board of Directors.

        Shares of Company common stock awarded under the Plan and later reacquired by the Company pursuant to the Plan will again become available for awards under the Plan.

THINKORSWIM GROUP INC. AND SUBSIDIARIES

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

        On June 6, 2008, the shareholders approved an amendment to the 2004 restricted stock plan increasing the amount of common stock available for issuance under the plan from 500,000 to 1,500,000. There are 1,123,075 shares of Company common stock available for issuance under the 2004 Restricted Stock Plan as of December 31, 2008, as amended. Shares of Company common stock awarded under the plan may be either previously authorized but unissued shares or issued shares which have been reacquired by the Company after their original issuance (including but not limited to shares purchased on the open market).

        A summary of the status of the Company's nonvested shares as of December 31, 2008, and changes during the year ended December 31, 2008, is as follows:

	Number of nonvested shares	Weighted-average fair value at the grant date
Nonvested shares at January 1, 2008	204,750	$14.43
Granted	163,000	13.02
Vested	(84,100)	13.92
Forfeited	(17,825)	13.67

Nonvested shares at December 31, 2008	265,825	13.78

        Compensation costs related to restricted stock issued under the 2004 Plan are included in compensation and benefit expenses within the Consolidated Statements of Operations and totaled $2.1 million, $1.2 million, and $8,000, for the years ended December 31, 2008, 2007, and 2006, respectively. At December 31, 2008, there was $1.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Plan. The expense is expected to be recognized over a weighted-average period of 1.6 years.

        The fair value of the restricted stock awards is recognized in compensation expense as the restrictions lapse over their respective vesting periods based on their fair value on the date of grant. The total fair value of shares vested during the years ended December 31, 2008, 2007, and 2006 was $1.2 million, $0.1 million, and $0, respectively.

        In conjunction with the vesting of restricted stock, several individuals elected to pay the taxes on the vested shares by allowing the Company to withhold some of the shares to cover the amount of required minimum tax withholdings. For the year ended December 31, 2008, the Company withheld 26,572 shares worth $0.4 million or $16.23 per share. The price of the shares was the closing price on the date repurchased.

Stock Repurchase Program

        In June 2004, the board of directors authorized a stock repurchase program under which the Company can repurchase up to 3.5 million shares of its common stock over a two-year period. In June

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCK PLANS (Continued)

2006, the Board of Directors extended the program for an additional two years. This plan ended in 2008.

        In June 2008, the Board of Directors authorized a new stock repurchase program under which the Company can repurchase up to 5.0 million shares of its common stock over a two-year period.

        During 2006, the Company repurchased 0.2 million shares of common stock from one of its directors for $1.4 million or $8.50 per share, under the terms of the 2004 program. The price of the shares was the closing market price on the date of repurchase, less a discount of 5 percent. There were no shares repurchased during 2007 or 2008 under the 2004 repurchase program. As of the end of 2007, a total of 1.6 million shares were repurchased for a total cumulative cost of $5.0 million.

        Under the terms of the new plan, on September 30, 2008, the Company repurchased and retired 0.1 million shares of common stock for a total cost of $1.5 million or $9.72 per share. The price of the shares was the closing market price on the date of repurchase. At December 31, 2008, 4,850,209 shares remain available for repurchase under the new stock repurchase plan.

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

        Of the $10.7 million of consideration in shares issued, $1.0 million was recorded based upon the fair value of the intellectual property received and recorded in intangible assets and the remaining $9.7 million was recorded in other long-term assets in the accompanying Consolidated Balance Sheets. Both of these assets were being amortized over a useful life of 11 years on a straight-line basis and an accelerated basis, respectively.

        Shares that are contingent upon certain thresholds being met are recorded over the remaining performance period at the time it is probable that the performance conditions will be met. The performance conditions for the year ended December 31, 2007 were met and the offset to other brokerage revenue and brokerage, clearing and execution costs was based upon a common share value of $17.74 as of December 31, 2007. The Company issued the shares pursuant to the agreement in 2008. Included in the accompanying Consolidated Statements of Operations for 2007 is approximately $3.5 million related to the contingent shares, of which $3.2 million has been recorded as an offset to other brokerage revenue based on the provisions of EITF 01-9, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendors Products)", and $0.3 million has been recorded in brokerage, clearing and execution costs, within the accompanying Consolidated Statements of Operations

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. BROKERAGE SERVICE AGREEMENT (Continued)

        Effective July 1, 2008, the Company entered into a revised agreement with the same group of active option traders related to certain exclusive rights and intellectual property. Under this revised agreement the Company will remain the exclusive provider for brokerage services for this group of active option traders for a seven year term. This revised agreement eliminates the contingent share provision that was part of the original agreement, therefore the Company has no further obligation to issue contingent shares of its common stock associated with performance thresholds of the active option trader group. The new agreement also contains a change of control provision that entitles the group of active option traders to 750,000, 500,000 or 250,000 common shares of the Company's stock if a change of control event, as defined by the agreement, occurs within the calendar years of 2008, 2009 or 2010, respectively.

        Furthermore, the Company will amortize the $0.8 million remaining in Intangible assets and the $7.3 million remaining in Other assets at December 31, 2008 over the seven year term of the revised agreement. During 2008 and 2007, the Company amortized $1.3 million and $1.2 million of these assets, respectively,, of which $1.2 million and $1.0 million were recorded as an offset to other brokerage revenue in accordance with EITF 01-9, "Accounting for Consideration Given by Vendor to a Customer (including a Reseller of the Vendor's Products)". Accordingly, $43,263 and $0.2 million were recorded in brokerage, clearing and execution costs.

12. OFF-BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

        During the years ended December 31, 2008, 2007, and 2006, the Company accessed approximately 46 percent, 43 percent, and 57 percent, respectively, of sales transaction volume for the Investor Education segment through marketing relationships. During 2007 and 2006, these marketing relationships were with Success Magazine and NET Marketing Alliance. Effective August 2007, the Company ceased its relationship with NET Marketing Alliance and, therefore, this partner was not included in 2008.

        The Company pays commissions to its co-marketing and co-branding partners for sales that are generated through the various partners' channels. The rates at which partners are paid commissions vary depending on the partner, the products sold to the customer, and the sales channel through which the sale is made. Commissions are recorded as incurred at the time of sale.

        The Company entered into an amended marketing agreement with one of its marketing partners on January, 29, 2008. Under the agreement, the Company has agreed, as a portion of the consideration for services to be provided, to issue up to 150,000 shares of the Company's common stock on each of January 2010, 2011, and 2012, contingent and based upon certain levels of sales of investor education products and services originating from the marketing partner channel. The value of the contingent shares will be measured in accordance with EITF 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services" based upon the value of the common shares at the time the contingent shares are earned. As of December 31, 2008, the Company did not record any expense related to the contingent shares as the marketing partner did not meet the 2008 required performance criteria.

        Effective January 1, 2009, the Company signed a new amendment to the marketing agreement that eliminated the contingent share provision that was part of the original amended agreement. Therefore, the Company has no further obligation to issue contingent shares of its common stock associated with performance thresholds with one of its marketing partners.

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. OFF-BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK (Continued)

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

        In the normal course of business, the Company's clearing brokers make margin loans to the Company's customers, which are collateralized by customer securities. In permitting the customers to purchase securities on margin, the clearing brokers are exposed to the risk of a market decline that could reduce the value of the collateral held below the customers' indebtedness before the collateral can be sold, which could result in losses to the clearing brokers. The Company's agreement with the clearing brokers requires the Company to reimburse the clearing brokers for any losses incurred related to customers introduced by the Company. The Company seeks to control the risk associated with customer activities by making credit inquiries when establishing customer relationships and by monitoring customer trading activity. Losses for trade errors and customer balance write-offs were $6.9 million and $0.7 million included within Brokerage, clearing and execution costs in the Consolidated Statements of Operations for the years ended December 31, 2008 and December 31, 2007, respectively.

        The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. Management believes that the Company is not exposed to any significant credit risk on bank deposits.

        In connection with the merger with thinkorswim Holdings on February 15, 2007, the Company entered into a credit agreement with JPMorgan Chase Bank wherein we were provided a senior secured variable rate term loan of $125 million to fund a portion of the cash purchase price. On March 30, 2007, we entered into an interest rate swap that fixed approximately half of the loan facility (see Note 7 for more details regarding the nature of the credit facility and the rate structure). Based on this outstanding debt obligation, a 100 basis point increase in interest rates would have increased our annual interest expense and related cash payments by approximately $0.5 million; a 100 basis point decrease in interest rates would decrease our annualized interest expense and related cash payments by approximately $0.5 million. Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods.

14. EMPLOYEE BENEFITS

        The Company sponsors defined contribution 401(k) plans for employees. During 2008, the Company offered a discretionary match, whereby the Company matched participant contributions equal to 100 percent of the first 3 percent of employee salary and 50 percent of the next 2 percent of salary. Employees of the Brokerage Services segment participated in a plan with these same matching contributions during 2007. During 2007 and 2006, the Investor Education segment of the Company offered a discretionary match whereby the Company matched participant contributions at 50 percent up to 6 percent of salary. During the years ended December 31, 2008, 2007, and 2006, the Company made matching contributions in the amount of $1.9 million, $0.9 million and $0.5 million, respectively.

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. REGULATORY REQUIREMENTS

        The Company's subsidiary thinkorswim Inc. is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, as amended, administered by the SEC and FINRA, which requires the maintenance of minimum net capital. thinkorswim, Inc. is required to maintain net capital of the greater of 6 2/3% of aggregate indebtedness, or $0.25 million and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. thinkorswim, Inc. is also subject to the CTFC Regulation 1.17 ("Reg 1.17") under the Commodity Exchange Act, administered by the Commodity Futures Trading Commission and the National Futures Association, which also requires the maintenance of minimum net capital to be the greater of its SEC and FINRA net capital requirement or $45,000. At December 31, 2008, the Company had net capital of $51.1 million which was $49.9 million in excess of its required net capital of $1.2 million. The Company's net capital ratio was 0.35 to 1.

        The Company's subsidiary TOS Trading LLC ("TOS Trading"), is also subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, as amended, administered by the SEC and FINRA. TOS Trading is required to maintain net capital of the greater of 6 2/3% of aggregate indebtedness, or $0.1 million and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 8 to 1 during the first year of operation and thereafter not to exceed a ratio of 15 to 1. During the first year of operations there is a restriction from any withdrawal of initial capital. At December 31, 2008, TOS Trading had net capital of $1.0 million which was $0.9 million in excess of its required net capital of $0.1 million. The Company's net capital ratio was 0.07 to 1. The Company terminated its broker-dealer registration with the SEC in February 2009.

16. SEGMENT REPORTING

        The operations of thinkorswim Holdings have been included in the consolidated operations since the date of the merger February 15, 2007. Previously reported amounts by the Company do not include the consolidated results of thinkorswim Holdings. As a result of the merger, the Company operates in the following two principal business segments:

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

        Information concerning the Company's operations by reportable segment is as follows (in thousands):

	Years Ended December 31,
Revenue	2008	2007	2006
Brokerage Services	$197,268	$110,882	$—
Investor Education	174,537	207,127	170,330

Total	$371,805	$318,009	$170,330

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT REPORTING (Continued)

	Years Ended December 31,
Income (Loss) from Operations	2008	2007	2006
Brokerage Services	$82,361	$42,598	$—
Investor Education	1,523	(9,829)	(44,141)

Total	$83,884	$32,769	$(44,141)

	As of December 31,
Identifiable Assets	2008	2007
Brokerage Services	$440,973	$423,457
Investor Education	69,369	85,873

Total	$510,342	$509,330

17. SUBSEQUENT EVENTS

        On January 8, 2009, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with TD AMERITRADE Holdings Corporation, ("TD AMERITRADE"), Tango Acquisition Corporation One, a wholly-owned subsidiary of TD AMERITRADE ("Merger Sub One") and Tango Acquisition Corporation Two, a wholly-owned subsidiary of TD AMERITRADE ("Merger Sub Two") pursuant to which TD AMERITRADE would acquire the Company, pursuant to a merger, for a combination of cash and shares of TD AMERITRADE common stock (the "TD AMERITRADE Merger").

        The affirmative vote of the holders of a majority of the outstanding shares of the Company's common stock at a meeting is required to approve the TD AMERITRADE Merger and will be necessary for the TD AMERITRADE Merger to close.

        The Company has made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants to conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and the consummation of the TD AMERITRADE Merger.

        The Merger Agreement contains certain customary termination rights for both the Company and TD AMERITRADE, including the right of the Company to terminate the Merger Agreement to accept a Superior Proposal (as defined in the Merger Agreement) on and subject to the terms and conditions set forth in the Merger Agreement.

        Subject to the terms and conditions of the Merger Agreement, which has been approved by the Boards of Directors of the Company and TD AMERITRADE, each outstanding share of common stock of the Company will be converted into the right to receive: (i) $3.34 in cash; and (ii) 0.3980 of a share of TD AMERITRADE common stock. The receipt of TD AMERITRADE shares of common stock by Company stockholders is expected to be tax free for U.S. federal income tax purposes.

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. UNAUDITED QUARTERLY FINANCIAL DATA

	Fiscal Year 2008 Quarters Ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
	(in thousands, except per share data)
Statements of Operations
Net revenues	$85,759	$98,065	$96,991	$90,990
Income from operations	9,565	29,214	27,389	17,716
Net income	6,308	19,639	18,643	11,527
Net income per common share:
Basic	$0.09	$0.30	$0.28	$0.18

Diluted	$0.09	$0.29	$0.27	$0.17

Weighted average shares outstanding:
Basic	66,500	66,406	66,043	65,846

Diluted	68,283	68,531	68,754	68,860

	Fiscal Year 2007 Quarters Ended
	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
	(in thousands, except per share data)
Statements of Operations
Net revenues	$94,076	$89,332	$79,744	$54,857
Income (loss) from operations	20,607	21,864	9,293	(18,995)
Net income (loss)	17,809	18,388	6,083	(19,845)
Net income (loss) per common share:
Basic	$0.27	$0.28	$0.09	$(0.36)

Diluted	$0.26	$0.27	$0.09	$(0.36)

Weighted average shares outstanding:
Basic	65,510	65,437	65,379	55,444

Diluted	68,497	68,383	68,416	55,444

THINKORSWIM GROUP INC.
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in thousands)

Schedule II

		Addition
Description	Balance at Beginning of Period	Charged to Revenue and Expense	Charged to Other Accounts(1)	Deductions		Balance at End of Period
Deducted from asset accounts:
Provisions for losses on trade accounts receivable and sales returns:
Year Ended December 31, 2008:
Bad debt allowance	$198	$3	$—	$(51	)(2)	$150
Sales return allowance	1,729	1,032	4,937	(6,542	)(3)	1,156

Total	$1,927	$1,035	$4,937	$(6,593)		$1,306

Year Ended December 31, 2007:
Bad debt allowance	$74	$313	$—	$(189	)(2)	$198
Sales return allowance	1,957	1,363	6,371	(7,962	)(3)	1,729

Total	$2,031	$1,676	$6,371	$(8,151)		$1,927

Year Ended December 31, 2006:
Bad debt allowance	$55	$19	$—	$—		$74
Sales return allowance	1,548	1,419	6,374	(7,384	)(3)	1,957

Total	$1,603	$1,438	$6,374	$(7,384)		$2,031

(1)
Reclassification from deferred revenue to other accrued liabilities for cash refunds related to sales returns.

(2)
Uncollectible accounts written-off, net of recoveries.

(3)
Represents cash paid out for refunds.