Form 10-Q
period 2009-03-31
THINKORSWIM GROUP INC.
filed 2009-05-08
CIK 1145124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED March 31, 2009

Commission File Number: 000-52012

thinkorswim Group Inc.

 (Exact name of Registrant as specified in its charter)

Delaware	76-0685039
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Rockefeller Plaza, Suite 2012, New York, New York	10111
(Address of principal executive offices)	(Zip Code)

(801) 816-6918

Registrant’s telephone number, including area code:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232, 405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*  ☐ Yes    ☐ No

* The registrant has not yet been phased into the interactive data requirements.

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

Common Stock: 66,812,819 as of May 6, 2009

THINKORSWIM GROUP INC. AND SUBSIDIARIES
Report on Form 10-Q
Quarter Ended March 31, 2009

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

THINKORSWIM GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands)
(unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$74,138	$82,560
Accounts receivable, net of allowances of $150 and $150, respectively	8,229	4,980
Receivable from clearing brokers	6,952	5,738
Income tax receivable	1,325	3,207
Deferred tax assets	18,472	19,106
Other current assets	8,568	9,179
Total current assets	117,684	124,770

Long-term restricted cash	373	373
Goodwill	209,637	209,546
Intangible assets, net of accumulated amortization of $36,114 and $32,278, respectively	113,803	117,639
Software development cost, net of accumulated depreciation of $9,821 and $8,470, respectively	26,099	26,198
Furniture and equipment, net of accumulated depreciation of $13,308 and $12,931, respectively	5,412	6,259
Other long-term assets	24,663	25,557

Total assets	$497,671	$510,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of deferred revenue	$76,461	$80,391
Other current liabilities	31,256	25,259
Accounts payable	4,912	4,196
Accrued payroll	6,850	9,463
Accrued tax liabilities	4,513	6,019
Current portion of capitalized lease obligations	240	235
Current portion of notes payable	17,500	27,900
Total current liabilities	141,732	153,463

Long-term portion of deferred revenue	31,363	30,392
Long-term portion of capitalized lease obligations	42	104
Long-term portion of notes payable	56,500	66,500
Income tax payable	2,096	2,096
Deferred tax liabilities	31,615	30,555
Other long-term accrued liabilities	2,311	2,579
Total liabilities	265,659	285,689

Stockholders’ equity:
Common stock $0.01 par value; 100,000 shares authorized; 66,804 and 66,500 shares issued and outstanding, respectively)	668	665
Additional paid-in capital	340,411	337,805
Accumulated other comprehensive loss	(145)	(147)
Accumulated deficit	(108,922)	(113,670)
Total stockholders’ equity	232,012	224,653

Total liabilities and stockholders’ equity	$497,671	$510,342

The accompanying notes are an integral part of these condensed consolidated financial statements

THINKORSWIM GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2009	2008

Revenue:
Commissions	$35,674	$26,258
Interest & dividends	1,699	7,668
Payment for order flow	7,180	6,574
Other brokerage related revenue	2,386	1,966
Total brokerage revenue	46,939	42,466
Education revenue	30,192	48,524
Net revenues	77,131	90,990

Costs and expenses:
Compensation and benefits	20,646	22,057
Brokerage, clearing and execution costs	7,176	7,570
Marketing	7,121	13,359
Partner commissions	9,906	6,530
Events, travel and venue	2,571	6,268
Technology and telecommunications	6,725	6,246
Depreciation and amortization	6,194	5,908
Other	7,202	5,336
Total costs and expenses	67,541	73,274
Income from operations	9,590	17,716

Other income (expense):
Interest expense, net	(1,443)	(4,190)
Interest income	96	455
Other	(33)	14
Other expense	(1,380)	(3,721)

Net income before income taxes	8,210	13,995
Income tax provision	3,462	2,468

Net income	$4,748	$11,527

Net income per common share:
Basic	$0.07	$0.18
Diluted	$0.07	$0.17

Weighted average common shares outstanding:
Basic	66,671	65,846
Diluted	68,766	68,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

THINKORSWIM GROUP INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands)
(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$4,748	$11,527
Reconciling adjustments:
Depreciation and amortization	6,194	5,908
Deferred taxes	1,694	2,075
Stock compensation expense	2,351	2,108
Amortization of exclusivity rights	311	302
Contingent shares in connection with exclusivity rights	—	299
Amortization of debt issuance costs	440	374
(Decrease) increase in fair value of interest rate swap, included in interest expense	(269)	1,448
(Recovery of) provision for sales return reserve	(33)	381
Loss on sale of assets	1	—
Gain on marketable securities	—	(7)
Changes in operating assets and liabilities:
Accounts receivable	(3,249)	2,996
Receivable from clearing brokers	(1,214)	(2,290)
Income tax receivable	1,882	—
Other assets	663	(268)
Accounts payable	1,064	1,974
Deferred revenue	(2,959)	(11,205)
Accrued payroll	(2,613)	(8,346)
Other liabilities	6,030	775
Accrued tax liabilities	(1,506)	(149)
Net cash provided by operating activities	13,535	7,902

Cash flows from investing activities:
Proceeds from the sale or maturity of marketable securities	—	1,501
Payments for capitalized software development costs	(1,088)	(1,911)
Purchases of furniture and equipment	(525)	(540)
Cash released from escrow	91	831
Cash paid in business acquisitions	(91)	(831)
Net cash used in investing activities	(1,613)	(950)

Cash flows from financing activities:
Payments on capital leases	(57)	(51)
Payments on notes payable	(20,400)	(10,000)
Changes in restricted cash	—	(2)
Minimum tax withholding on restricted stock awards	(224)	(402)
Proceeds from exercise of stock options	335	189
Net cash used in financing activities	(20,346)	(10,266)

Effect of exchange rate on cash and cash equivalents	2	(8)

Decrease in cash and cash equivalents	(8,422)	(3,322)
Cash and cash equivalents:
Beginning of period	82,560	61,579

End of period	$74,138	$58,257

Supplemental disclosures of cash flow information:
Cash paid for interest, net	$991	$2,432
Cash paid for taxes	$6	$61

Supplemental non-cash disclosures:
Software development costs financed with stock	$147	$(120)
Software development, and furniture and equipment costs financed through accounts payable and other liabilities	$430	$1,630
Reversal of deferred tax valuation allowance through goodwill	$—	$392

The accompanying notes are an integral part of these condensed consolidated financial statements.

THINKORSWIM GROUP INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.                 Basis of Presentation

 The accompanying Condensed Consolidated Financial Statements contain the accounts of thinkorswim Group Inc., a Delaware corporation, and its wholly owned subsidiaries after eliminating all intercompany balances and transactions. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the audited  Consolidated Financial Statements for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with Rule 10-01 of Regulation S-X for interim financial statements required to be filed with the Securities and Exchange Commission (“SEC”) and do not include all the information and footnotes required by accounting principles generally accepted in the United States. However, in the opinion of management, the information furnished reflects all adjustments, consisting of normal recurring adjustments, which are necessary to make a fair presentation of financial position and operating results for the interim periods. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

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

Except as described in the following paragraphs, there have been no changes in significant accounting policies from those included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2008.

Reclassifications

The Company’s Brokerage Services segment now comprises the largest portion of the Company’s operations. Accordingly, the Company has reclassified its Statement of Operations to conform with industry standards for presentation of broker dealer financial statements. All periods presented have been reclassified so that presentation is consistent within the Condensed Consolidated Financial Statements.

Certain prior periods’ balances have been reclassified to conform to the current period’s presentation. All allocations were made on a reasonable basis and have been consistently applied for the periods presented.

Recently Adopted Accounting Pronouncements

On January 1, 2009, the Company adopted FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses determinations as to whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share”. The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

On January 1, 2008, the Company adopted certain provisions of Financial Accounting Standards Board (“FASB”) SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and expands on required disclosures about fair value measurement. The provisions of SFAS 157 adopted on January 1, 2008 relate to financial assets and liabilities as well as other assets and liabilities carried at fair value on a recurring basis and did not have a material impact on the Company’s Condensed Consolidated Financial Statements. On January 1, 2009, the Company adopted the remaining provisions of SFAS 157 related to other nonfinancial assets and liabilities. The adoption of the additional SFAS 157 provisions did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In March 2008, the FASB issued SFAS 161, “Disclosure about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS No. 161 applies to all derivative instruments within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS No. 133. SFAS No. 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS No. 133 and generally increases the level of disaggregation that will be required in an entity’s financial statements. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS No. 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position 142-3, “Determination of Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP 142-3 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

Accounting Pronouncements Issued Not Yet Adopted

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP 157-4 clarifies the objective and method of fair value measurement SFAS No. 157, “Fair Value Measurements” even when there has been a significant decrease in market activity for the asset being measured. FSP 115-2 and 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to interim periods. All of these FSPs are effective for interim and annual periods ending after June 15, 2009. The Company does not believe the adoption of this FSP will materially impact the Company’s Condensed Consolidated Financial Statements.

2.                 TD Ameritrade Merger

On January 8, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TD AMERITRADE Holdings Corporation, (“TD AMERITRADE”), Tango Acquisition Corporation One, a wholly-owned subsidiary of TD AMERITRADE (“Merger Sub One”) and Tango Acquisition Corporation Two, a wholly-owned subsidiary of TD AMERITRADE (“Merger Sub Two”) pursuant to which TD AMERITRADE would acquire the Company, pursuant to a merger, for a combination of cash and shares of TD AMERITRADE common stock valued at that time at approximately $606 million (the “TD AMERITRADE Merger”).

The affirmative vote of the holders of a majority of the outstanding shares of the Company’s common stock at a meeting is required to approve the TD AMERITRADE Merger and will be necessary for the TD AMERITRADE Merger to close.

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

3.              Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements”, for all financial assets and liabilities and non-financial assets and liabilities accounted for at fair value.

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

The following tables present information about assets and liabilities required to be carried at fair value on a recurring basis as of March 31, 2009 and 2008 (in thousands):

Description	Fair Value as of March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Securities Owned (1)	$337	$337	$—	$—
Liabilities
Securities Sold, Not Yet Purchased (2)	(478)	(478)	—	—
Interest Rate Swap (3)	(2,295)	—	(2,295)	—
Total	$(2,436)	$(141)	$(2,295)	$—

	Fair Value
Description	as of March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets
Securities Owned (1)	$1,225	$1,225	$—	$—
Liabilities
Securities Sold, Not Yet Purchased (2)	(582)	(582)	—	—
Interest Rate Swap (3)	(2,926)	—	(2,926)	—
Total	$(2,283)	$643	$(2,926)	$—

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

During the three month periods ended March 31, 2009 and 2008 the Company recorded $0.3 million gain and $1.4 million loss, respectively, from change in fair value of the swap. These amounts are classified into interest expense as a yield adjustment to that portion of the term loans designated as a hedged debt obligation.

4.                 Capitalized Software Development Costs

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

During the three months ended March 31, 2009 and 2008, the Company capitalized $1.2 million and $1.3 million respectively, of software development costs related to internal use software for the implementation of the Company’s customer relationship management software solution and software and website assets developed for internal use by the brokerage services segment.

Amortization of software developed for internal use begins when the software is ready for its intended use and is calculated on a straight-line basis over the estimated use of the product. The Company continues to develop new functionality for its various trading platforms.  Software and website assets developed for internal use were placed in service on various dates. Amortization expense during the three month periods ended March 31, 2009 and 2008 was approximately $1.4 million and $1.2 million, respectively.

5.                 Securities Owned and Securities Sold, Not Yet Purchased

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

Securities owned and securities sold, not yet purchased, are composed of the following (in thousands):

	Securities Owned		Securities Sold, Not Yet Purchased
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Options	$143	$16	$170	$18
Equities and other	194	1,475	308	83
Total	$337	$1,491	$478	$101

Securities owned and securities sold, not yet purchased are included in Other current assets and Other current liabilities, respectively, within the Condensed Consolidated Balance Sheets.

6.              Acquired Intangibles and Goodwill

Amortizable Intangibles

Amortizable acquired intangibles with finite lives as of March 31, 2009 and December 31, 2008 were as follows (in thousands):

	As of March 31, 2009			As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Weighted Average Remaining Useful Life
Customer relationships	$93,440	$(19,331)	11.4 years	$93,440	$(16,968)	11.6 years
Technology and other	35,920	(14,060)	5.0 years	35,920	(12,807)	5.2 years
Non competition	3,630	(2,723)	1.4 years	3,630	(2,503)	1.6 years
Total amortizable intangibles	$132,990	$(36,114)	9.8 years	$132,990	$(32,278)	10 years

For the three month periods ended March 31, 2009 and 2008, amortization expense was $3.8 million and $3.7 million, respectively. Customer relationships are being amortized on an accelerated basis.

Estimated future amortization expense is as follows (in thousands):

2009 Remaining	$11,507
2010	13,641
2011	12,831
2012	12,147
2013	11,475
Thereafter	35,275
Total estimated amortization expense	$96,876

Non-amortizable Intangibles

Trademarks and trade names are not amortized and have indefinite lives as of March 31, 2009 and December 31, 2008. The Company recorded $0.8 million as a result of the acquisition of Prophet Financial Systems, Inc. (“Prophet”) in 2005 and $16.1 million as a result of the acquisition of thinkorswim Holdings in 2007.

Goodwill

The Company has recorded goodwill for purchase business combinations to the extent the purchase price of each completed acquisition exceeded the fair value of the net identifiable tangible and intangible assets of the acquired company. The changes in the carrying amount of goodwill as of March 31, 2009 are as follows (in thousands):

Balance at December 31, 2008	$209,546
thinkorswim Holdings acquisition related disbursements from escrow	91
Balance at March 31, 2009	$209,637

7.                 Stock-Based Compensation

Employee Stock Option Plan Activity

The Company’s purpose of granting stock options is to attract, retain, motivate and reward officers, directors and employees of the Company.

The following table represents stock option activity for the three months ended March 31, 2009:

	Number of shares	Weighted- average exercise price	Weighted-average remaining contractual life
Outstanding options at January 1, 2009	5,505,591	$10.38
Granted	—	—
Exercised	69,000	4.86
Forfeited	24,675	14.45

Outstanding at March 31, 2009	5,411,916	10.32	6.0 years

Exercisable March 31, 2009	3,783,535	7.54	5.1 years

At March 31, 2009, the aggregate intrinsic value of options outstanding was $17.6 million and the aggregate intrinsic value of exercisable options was $17.2 million. The total intrinsic value of options exercised was $0.2 million and $1.1 million for the three month periods ended March 31, 2009 and 2008, respectively.

Compensation costs related to employee stock options granted under the existing stock option plans are included in Compensation and benefits in the Condensed Consolidated Statements of Operations and totaled $1.6 million for each of the three month periods ended March 31, 2009 and 2008. At March 31, 2009, there was $11.0 million of unrecognized compensation cost related to options which is expected to be recognized over a weighted-average period of 2.0 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of option awards with the following weighted average assumptions for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Dividend yield	—	—
Risk-free interest rate	—	2.87%
Volatility	—	51.3%
Expected lives	—	6.25 years
Weighted average fair value of options granted	$—	$7.20

Restricted Stock

On June 6, 2008, the shareholders approved an amendment to the 2004 restricted stock plan increasing the amount of common stock authorized for issuance under the plan from 500,000 to 1,500,000. There are 748,475 shares of Company common stock available for issuance under the 2004 Restricted Stock Plan as of March 31, 2009, as amended. Shares of Company common stock awarded under the plan may be either previously authorized but unissued shares or issued shares which have been reacquired by the Company after their original issuance (including but not limited to shares purchased on the open market).

A summary of the status of the Company’s non-vested shares as of March 31, 2009, and changes during the three months ended March 31, 2009, is as follows:

	Number of nonvested shares	Weighted-average fair value at the grant date
Nonvested shares at January 1, 2009	265,825	$13.78
Granted	388,600	7.95
Vested	(146,325)	13.99
Forfeited	—
Nonvested shares at March 31, 2009	508,100	9.2

The fair value of the restricted stock awards is recognized in compensation expense as the restrictions lapse over their respective vesting periods based on their fair value on the date of grant. The total fair value of shares vested during the three month periods ended March 31, 2009 and 2008 was $2.0 million and $1.0 million, respectively.

Compensation costs related to restricted stock issued under the 2004 Plan are included in Compensation and benefit expenses within the Condensed Consolidated Statements of Operations and totaled $0.8 million and $0.5 million, for the three month periods ended March 31, 2009 and 2008, respectively. At March 31, 2009, there was $3.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the 2004 Plan. The expense is expected to be recognized over a weighted-average period of 1.7 years.

In conjunction with the vesting of restricted stock, several individuals elected to pay the taxes on the vested shares by allowing the Company to withhold some of the shares to cover the amount of required minimum tax withholdings. For the three month period ended March 31, 2009, the Company withheld 29,017 shares worth $0.2 million or $7.70 per share. The price of the shares was the closing market price on the date repurchased.

Issuance of Common Stock

On February, 15, 2007, the Company completed the acquisition of thinkorswim Holdings, Inc. (“thinkorswim Holdings”). As part of the Merger Agreement, the Company agreed to issue up to a maximum of 728,608 additional shares of common stock to thinkorswim Holdings shareholders in the event the stock’s average trading price fell below $8.75 per share during the twenty-day period prior to certain dates subsequent to the Merger (with an $8.00 floor on such share price). On February 15, 2009, the average trading price fell below the threshold and 117,586 shares of the Company’s common stock were issued to certain former thinkorswim Holdings shareholders in accordance with such Agreement and Plan of Merger. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, to issue such shares of common stock. Of the remaining additional shares that may be issuable under the Merger Agreement, a maximum of 100,788 shares could be issuable as of February 15, 2010, if the trading price falls below $8.75 as described above prior to such date.

8.                 Net Income Per Share

On January 1, 2009, the Company adopted FSP  EITF 03-6-1, which addresses determinations as to whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing EPS under the two-class method described in paragraphs 60 and 61 of SFAS 128, “Earnings Per Share”. Non-vested restricted stock granted to our employees and non-employee directors contain nonforfeitable dividend rights and, therefore, are now considered participating securities in accordance with FSP EITF 03-6-1.  The adoption of FSP EITF 03-6-1 had no material impact on periods presented.

Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive common stock equivalents outstanding during the period. Potential common stock equivalents amounting to 2.8 million and 2.8 million for the three-month periods ended March 31, 2009 and 2008, respectively, are excluded from the computation because their effect is anti-dilutive.

The following table presents the calculation for the number of shares used in the basic and diluted net income per share computations (in thousands):

	Three Months Ended March 31,
	2009	2008
Weighted average shares used to calculate basic net income per share:	66,671	65,846
Stock options and other share based awards	2,095	3,014
Weighted average shares used to calculate diluted net income per share:	68,766	68,860
Basic	$0.07	$0.18
Diluted	$0.07	$0.17

9.              Comprehensive Income

Comprehensive income includes changes to equity accounts that were not the result of transactions with stockholders. Supplemental information on comprehensive income is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net income	$4,748	$11,527
Foreign currency translation gain	2	(9)
Net unrealized gain on marketable securities	—	(6)
Net comprehensive income	$4,750	$11,512

10.       Notes Payable

Notes payable amounts outstanding as of March 31, 2009, were $74.0 million. In addition, as of March 31, 2009, there were no outstanding letters of credit against the revolving loan facility. Accordingly, the remaining borrowing capacity under the revolving loan facility is $25.0 million. The weighted average interest rate as of March 31, 2009, was 3.27 percent.

The aggregate maturities of notes payable were as follows as of March 31, 2009 (in thousands):

2009 Remaining	$7,500
2010	17,500
2011	14,500
2012	34,500
Total	$74,000

The Company incurred approximately $4.5 million of debt issuance costs related to these notes payable in 2007. Costs incurred in connection with the issuance of debt are included in the Condensed Consolidated Balance Sheet within Other assets. At March 31, 2009, deferred debt issuance costs were $2.0 million.

Amortization is calculated using the effective interest rate method over the term of the notes payable.  Amortization expense related to debt issuance costs is included in Interest expense in the Condensed Consolidated Statements of Operations and totaled $0.4 million for the three month periods ended March 31, 2009 and 2008, respectively.

In March 2009, the Company made principal payments of $20.4 million, which included a prepayment on the term loan A and B facilities of $10.4 million, pursuant to the terms of the credit agreement.

11.       Regulatory Requirements

thinkorswim, Inc., the registered broker dealer and wholly owned subsidiary of the Company, is subject to the SEC Uniform Net Capital Rule (Rule 15c3-1) under the Securities Exchange Act of 1934, as amended, administered by the SEC and Financial Industry Regulatory Authority (“FINRA”), which requires the maintenance of minimum net capital. thinkorswim, Inc. is required to maintain net capital of the greater of 6 2/3% of aggregate indebtedness, or $0.25 million and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. thinkorswim, Inc. is also subject to the CTFC Regulation 1.17 (“Reg 1.17”) under the Commodity Exchange Act, administered by the Commodity Futures Trading Commission and the National Futures Association, which also requires the maintenance of minimum net capital to be the greater of its SEC and FINRA net capital requirement or $45,000. At March 31, 2009, the Company had net capital of $44.6 million, which was $43.0 million in excess of its required net capital of $1.6 million. The Company’s net capital ratio was 0.53 to 1.

12.       Segment Reporting

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

Information concerning our operations by reportable segment is as follows (in thousands):

	Three Months Ended March 31,
Revenue	2009	2008
Brokerage Services segment	$46,939	$42,466
Investor Education segment	30,192	48,524
Total	$77,131	$90,990

	Three Months Ended March 31,
Income from Operations	2009	2008
Brokerage Services segment	$16,879	$17,623
Investor Education segment	(7,289)	93
Income from operations	$9,590	$17,716

	As of March 31,	As of December 31,
Identifiable Assets	2009	2008
Brokerage Services segment	$428,047	$440,973
Investor Education segment	69,624	69,369
Total	$497,671	$510,342

13.       Commitments and Contingencies

At March 31, 2009, future minimum lease payments under non-cancelable operating leases, related sub-leases, and capital leases were as follows (in thousands):

	Capital leases	Operating leases	Sub-lease income	Net operating leases
For the fiscal years:

2009 Remaining	$189	$1,538	$(127)	$1,411
2010	106	1,700	(129)	1,571
2011	—	926	—	926
2012	—	443	—	443
Total Lease Payments	295	$4,607	$(256)	$4,351

Less: Amount representing interest (average of 8%)	13

Present value of lease payments	282

Less: Current portion	240

Long-term portion	$42

The Company establishes liabilities when a particular contingency is probable and estimable. During the quarter ended March 31, 2009, amounts were accrued for certain contingencies which are both probable and estimable. The Company has certain contingencies which are reasonably possible, with an exposure to loss which is in excess of the amount accrued.

Approximately $8.5 million was placed in escrow at the date of the merger with thinkorswim Holdings, pending resolution of various contingencies involving legal and tax-related matters existing prior to the merger. As of March 31, 2009 $7.0 remains in escrow.

The Company has applied for rulings from various states on the taxability of its products to determine if its sales tax policy is supported by the various state taxing jurisdictions. During 2006, the Company received rulings from a majority of the states to which it applied. Based on these rulings, the Company accrued sale tax reserves. The Company reversed $1.3 million and $0.6 million of these reserves during the three-month periods ended March 31, 2009 and 2008, respectively, due to the expiration of state statutes, which is included in the Condensed Consolidated Statements of Operations in Other operating costs and expenses.

The Company has an accrual of $5.4 million for the potential settlement of a contingency. The Company cannot assure that its exposure in connection with this contingency will be limited to the amount of reserve or that the Company will be able to meet any settlement agreements.

The Company has been cooperating and intends to continue to cooperate with a non-public inquiry by the SEC relating to representations by certain presenters in certain portions of their presentations at some of its seminars. The Company has agreed in principle to a settlement which the staff has indicated it will recommend to the Commission. In view of this development, the Company has accrued $2.5 million in the first quarter of 2009, for a total accrual of $3.0 million, in connection with this matter. There can be no assurance as to whether the offer will be accepted by the commission, whether a definitive settlement agreement of this inquiry will occur or, if a definitive settlement occurs, what the monetary and non-monetary consequences will be for the Company or its operations.

In January and February 2009, three purported class actions lawsuits were filed on behalf of thinkorswim stockholders related to the TD Ameritrade Merger (See Note 2). The Company believes the lawsuits to be without merit, and intends to contest the plaintiffs’ claims. There can be no assurance, however, with regard to the outcome of the lawsuits.

The Company is not aware of pending claims or assessments, other than as described above, which may have a material adverse impact on the Company’s liquidity, financial position or results of operations.

14.       Concentration and Credit Risk

The Company accessed approximately 60% and 42% for the three month periods ended March 31, 2009 and 2008, respectively, of sales transaction volume for the investor education segment through marketing relationships.

The Company entered into an amended marketing agreement with one of our marketing partners on January 29, 2008. Under the agreement, the Company agreed, as a portion of the consideration for services to be provided, to issue up to 150,000 shares of the Company’s common stock on each of January 2010, 2011, and 2012, contingent and based upon certain levels of sales of investor education products and services originating from the marketing partner channel. In January 2009, the Company amended this agreement eliminating the contingent share provision.

Credit risk is the amount of loss the Company would incur if a counterparty failed to perform its obligations under contractual terms. Substantially all of the clearing and depository operations of the Brokerage Services segment are performed by its clearing brokers on a fully disclosed basis pursuant to a clearance agreement.

In the normal course of business, the Company’s clearing brokers make margin loans to our customers which are collateralized by customer securities. In permitting the customers to purchase securities on margin, the clearing broker is exposed to the risk of a market decline that could reduce the value of the collateral held below the customers’ indebtedness before the collateral can be sold which could result in losses to the clearing broker. The Company’s agreement with the clearing brokers is to reimburse the clearing brokers for any losses incurred related to customers introduced by it. The exposure to credit risk associated with the nonperformance of counterparties in fulfilling their contractual obligations pursuant to securities transactions can be directly impacted by volatile securities markets, credit markets and regulatory changes. The Company attempts to control the risk associated with customer activities by monitoring customer trading activity. Losses for trade errors and customer balance write-offs were $0.6 million and $0.5 million for the three-month periods ended March 31, 2009 and 2008, respectively and are included within Brokerage, clearing and execution costs in the Condensed Consolidated Statements of Operations.

15.       Brokerage Service Agreement

On February 27, 2007, the Company entered into a long-term relationship and acquired certain exclusive rights and intellectual property of a group of active option traders, which was an existing customer of thinkorswim Holdings. Pursuant to a definitive agreement, the Company issued 650,000 unregistered common shares, and subject to meeting certain thresholds over annual and cumulative three-year periods, agreed to issue an additional 950,000 contingent shares of unregistered common shares. The value of the contingent shares was measured in accordance with EITF 96-18 “ Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services “ based upon the value of the common shares at the time the contingent shares are earned. Under the agreement the Company would have indefinitely been the exclusive provider for brokerage services for this group of active option traders and its customers.

Of the $10.7 million of consideration in shares issued, $1.0 million was recorded based upon the fair value of the intellectual property received and recorded in Intangible assets and the remaining $9.7 million was recorded in other long-term assets in the Condensed Consolidated Balance Sheets. Both of these assets are being amortized over a useful life of 11 years on a straight line basis and an accelerated basis, respectively. Shares that are contingent upon certain thresholds being met are recorded over the remaining performance period at the time it is probable that the performance conditions will be met.

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

Furthermore, the Company will continue to amortize the $0.7 million remaining in Intangible assets and the $7.0 million remaining in Other long-term assets in the Condensed Consolidated Balance Sheets at March 31, 2009 over the remaining term of the revised agreement.

During the three month periods ended March 31, 2009 and 2008, the Company amortized $0.3 million and $0.3 million of these assets, respectively, of which $0.3 million and $0.3 million were recorded as an offset to other brokerage revenue in accordance with EITF 01-9, “Accounting for Consideration Given By a Vendor to a Customer (Including a Reseller of the Vendor’s Products)”and $30,646 and $30,845, respectively, were recorded in brokerage, clearing and execution costs within the Condensed Consolidated Statements of Operations.

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

Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, many of which are beyond our control, which may cause actual results, performance or trends to differ materially from those expressed in the forward-looking statements. Potential risks, among others, that could cause actual results to differ materially are discussed under “Item 1A Risk Factors” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and include but are not limited to: our pending merger with TD AMERITRADE, including related uncertainties and risks and the impact of our business if the merger is not completed; the success of brand development efforts and strategic alliances; regulatory developments; the ability to compete effectively and adjust to changing market conditions; economic and political conditions generally; and the effect of competition in the brokerage and investor education markets. We assume no obligation to update or revise any forward-looking statements made herein or any other forward-looking statements we make, whether as a result of new information, future events, or otherwise.

Business Overview

On January 8, 2009, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with TD AMERITRADE Holdings Corporation (“TD AMERITRADE”), Tango Acquisition Corporation One, a wholly-owned subsidiary of TD AMERITRADE (“Merger Sub One”) and Tango Acquisition Corporation Two, a wholly-owned subsidiary of TD AMERITRADE (“Merger Sub Two”) pursuant to which TD AMERITRADE would acquire the Company, pursuant to a merger, for a combination of cash and shares of TD AMERITRADE common stock (the “TD AMERITRADE Merger”).

The Board of Directors of the Company and TD AMERITRADE have approved the Merger.  The affirmative vote of the holders of a majority of the outstanding shares of the Company’s common stock at a meeting is required to approve the TD AMERITRADE Merger and will be necessary for the TD AMERITRADE Merger to close.

The Merger Agreement contains certain customary termination rights for both the Company and TD AMERITRADE, including the right of the Company to terminate the Merger Agreement to accept a Superior Proposal (as defined in the Merger Agreement) on and subject to the terms and conditions set forth in the Merger Agreement.

The information in this Quarterly Report on Form 10-Q does not give effect to the Merger.

thinkorswim Group Inc. (“thinkorswim”), offers market-leading online brokerage, investor education and related financial products and services for self-directed investors and active traders.

Segment Summary Results of Operations

We operate in the following two principal business segments:

Brokerage Services segment—Our Brokerage Services segment includes thinkorswim, Inc. our award-winning online brokerage which provides a suite of trading platforms serving self-directed and institutional traders and money managers. thinkorswim, Inc. platforms have easy-to-use interfaces, sophisticated analytical and research tools, and fast and efficient order execution for even the most complex trading strategies. thinkorswim, Inc. customers trade a broad range of products including stock and stock options, index options, futures and futures options, forex, mutual funds and fixed income.

Investor Education segment—Our Investor Education division offers a full range of investor education products and services that provide lifelong learning in a variety of interactive delivery formats. Our educational products and services cover a broad range of financial products, including equity securities, options, fixed income, index products, futures, other derivatives and foreign exchange.

Consolidated Revenue

Our primary source of revenue for the Brokerage Services segment, which represented approximately 63% of total consolidated sales transaction volume (“STV”), a non-GAAP measure, during the three months ended March 31, 2009, is commissions earned from our brokerage activities, which are driven largely by our customers’ trading activities. We derive commission revenues from customer transactions in options, stock, mutual funds, fixed income securities and futures and fees for spot foreign exchange (“forex”). Commission revenues and related brokerage and clearing related costs are recognized on a trade-date basis. Interest revenue and fees consists primarily of income generated by customer cash and money market funds held by our clearing broker, net of interest paid to customers on their credit balances and charged to customers on margin balances. Interest income is recorded when earned. We receive payment for order flow from liquidity providers where customers’ orders are routed. Payment for order flow is accrued when earned based on the respective trades generating such payments. The Investor Education segment represented approximately 37% of total consolidated STV during the three months ended March 31, 2009. Investor Education segment STV represents sales transactions generated in each period before the impact of recognition of deferred revenue from prior periods for services performed in the current period, and the deferral of current period sales for services to be performed in the future. We believe that STV is an important measure of business performance for the Investor Education segment.

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

The combined sales volume of our Brokerage Services and Investor Education segments is as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Brokerage Services segment revenue
Commissions	$35,674	$26,258
Interest and dividends	1,699	7,668
Payment for order flow	7,180	6,574
Other brokerage related revenue	2,386	1,966
Brokerage Services segment revenue	46,939	42,466

Investor Education segment revenue
Workshop	4,443	6,707
Coaching services	13,195	13,749
Home study/Online courses	5,025	10,701
Webtime renewals	4,414	5,849
Other revenue	156	313
Total Investor Education sales transaction volume (“STV”)	27,233	37,319
Change in deferred revenue	2,959	11,205
Investor Education segment revenue	30,192	48,524
Total Consolidated Revenue	$77,131	$90,990

Operating Expenses

Our largest expense item is employee compensation and benefits, which includes salaries, bonuses, group insurance, contributions to benefit programs and other related labor costs in both segments. Brokerage, clearing and execution costs include other third-party services, fees to clearing organizations, exchanges and third-party broker-dealers, trade errors and customer write-offs. These costs are largely variable with trade volumes. Marketing costs include advertising on television, radio, online banners, paid and organic search, print, direct mail, promotions on our own Web sites, direct marketing campaigns and other marketing activities. Marketing costs are expensed as incurred, except for production costs, which are expensed when the first broadcast airs. Partner commissions include revenue share and royalty costs paid to our strategic marketing partners and commissions paid to independent registered broker-dealer representatives. Events, travel and venue costs include travel and lodging, venue fees, meals, materials, printing, shipping and all other costs associated with the settings for workshops, investor conferences, trade shows, seminars, and other live presentations. Technology and telecommunication includes all costs required to support and maintain our trading applications, investor toolbox, computer network, call center, websites, software, hardware and other trading tools. Market data costs are also included. Depreciation and amortization includes depreciation on property and equipment, as well as amortization of capitalized software and other intangible assets. Other expenses include occupancy costs, professional fees, regulatory fees, credit card fees, corporate travel and miscellaneous expenses.

 The following table sets forth our total consolidated operating expenses for the periods presented (in thousands):

	Three Months Ended March 31,
	2009	% of Revenue	2008	% of Revenue
Compensation and benefits	$20,646	27%	$22,057	24%
Brokerage, clearing and execution	7,176	9%	7,570	8%
Marketing	7,121	9%	13,359	15%
Partner commissions	9,906	13%	6,530	8%
Events, travel and venue	2,571	3%	6,268	7%
Technology and telecommunications	6,725	9%	6,246	7%
Depreciation and amortization	6,194	8%	5,908	6%
Other	7,202	9%	5,336	6%
Total Operating Expenses	$67,541	87%	$73,274	81%

Operating Data

The following table sets forth certain statistical data for each segment of the Company for the periods presented below:

	Three Months Ended March 31,
	2009	2008
Investor Education segment operating data:
Initial Education Sales Transaction Volume %(1)	3%	14%
Continuing Education Sales Transaction Volume %(2)	97%	86%
Total Paid Graduates(3)	15,100	10,430
Active Subscribers(4)	95,500	106,400
Brokerage Service segment operating data:
Trading days	61.0	61.0
New retail accounts opened(5)	32,675	24,800
New funded retail accounts	11,475	10,550
Period-end funded retail accounts	108,000	66,950
Retail Daily Average Revenue Trades (“DARTs”)(6)	69,000	45,400
Active trader DARTs(7)	65,300	41,900

Total DARTs	134,300	87,300
Total trades	8,190,000	5,322,000
Ending client assets ($MM)	$3,190	$2,690
Average client equity/retail account	29,500	39,700
Retail commission per trade	$7.90	$8.55

(1)

Initial education revenues consist of the sales to students at the initial workshops and sales to new students via our telesales groups. Once the student purchases this initial education, which consists primarily of the Foundation Course and the Forex Course, they are considered a graduate.

(2)	Continuing education revenues consist of sales of advanced products and services sold to graduates.

(3)	Total graduates include customers who purchased the Foundation Course and/or the Forex Course as a result of direct or indirect marketing efforts.

(4)	Active subscribers are those customers who have an active subscription to Investools Online, Investools FX Online or Prophet.net as of the end of the period.

(5)	Accounts opened represent accounts that have initiated the application process with the intent to fund.

(6)	Retails DARTs are trades executed using the retail thinkorswim platform.

(7)	Active Trader DARTs are trades executed using an active trader platform such as thinkpipes.

Three Months Ended March 31, 2009 Versus Three Months Ended March 31, 2008

Consolidated Revenue

Revenue decreased $13.9 million or 15 percent for the three month period ended March 31, 2009 when compared to the same period in 2008 due to a decrease in revenue for Investor Education, resulting from lower sales transaction volumes.  The decrease in education revenue was partially offset by growth in Brokerage Services revenues.

Brokerage Services Segment

The Brokerage Services segment generated approximately $46.9 million of revenue during the quarter ended March 31, 2009. Commission revenue, which was $35.7 million, was primarily a result of the commissions earned on the trading activity of the 108,000 retail funded accounts that existed at March 31, 2009. Those accounts had daily average revenue trades of 69,000 during this period. Interest income is primarily earned from our clearing firm based on a negotiated rate that takes into account interest earned by our clearing firm on customer credit cash balances and charges to customers on margin balances. At March 31, 2009, the average client balance was $29,500, of which a portion was held in cash. We also earned payment for order flow on trades made during the year, which increased year-over-year due to increased volumes. Total trades were approximately 8.2 million during the three month period ended March 31, 2009.

Interest and dividend revenue decreased 78 percent to $1.7 million during the first quarter of 2009 compared to the first quarter of 2008, due to the current historic low interest rate environment.

Investor Education Segment

Investor Education Sales Transaction Volume decreased approximately 27 percent for the three month period ended March 31, 2009 when compare to the same period in 2008. The decrease was attributed to lower sales volumes and lower average price points on an increased number of graduates acquired during the first quarter of fiscal 2009 when compared to the first quarter of fiscal 2008. In addition, fewer students purchased continuing education at workshop events. The workshop sales rates, which are the continuing education sales of advanced products that take place at the initial workshop, dropped from 34 percent in the three months ended March 31, 2008 to 27 percent in the current three month period ended March 31, 2009.

Change in Deferred Revenue

Change in deferred revenue decreased $8.2 million for the three months ended March 31, 2009, when compared to the same period in 2008. The change in deferred revenue is made up of two components. First, additions to deferred revenue include current period sales of products and services that have a future fulfillment date, which include coaching services, workshops, online courses and website subscription renewals. Bundled sales which include deferred revenue components are added to deferred revenue and revenue is recognized as services to the student are rendered. Second, recognition of previously deferred revenue includes revenue recognized over either (1) the passage of time for subscription based products such as toolbox or online courses or (2) based on fulfillment of products or services for coaching and workshops. The decrease in change in deferred revenue is attributable to recent trends in sales transaction volume and also due to lower fulfillment of workshop events in the current quarter.

Compensation and Benefits

Compensation and benefit related costs decreased $1.4 million or 6 percent to $20.6 million for the three month period ended March 31, 2009, when compared to the same period in 2008.  The decline was primarily attributable to a decrease in commission expense of $1.5 million related to the decline in sales transaction volume in the education business.

Brokerage, clearing and execution costs

Brokerage, clearing and execution costs, which totaled $7.2 million for the three month period ended March 31, 2009, relate solely to the Brokerage Service segment. These costs include fees to clearing organizations, exchanges, third-party broker dealers and other brokerage costs related to trade errors and customer debit write-offs. The decrease of $0.4 million for the three month period ended March 31, 2009, as compared the same period in 2008, is attributable primarily to a decrease in pass through fees from various exchanges due to a shift in trading mix.

Marketing

Marketing costs decreased $6.2 million or 47 percent to $7.1 million during the three month period ended March 31, 2009, when compared to the same period in 2008, primarily due to a decrease in marketing expense associated with customer acquisition activities in the Investor Education segment, offset slightly by increased marketing spend in the Brokerage Services segment.

Partner commissions

Partner commissions increased $3.4 million or 52 percent to $9.9 million for the three month period ended March 31, 2009 when compared to the same period in 2008, primarily due to an increase in the amount of education sales transaction volume derived from partner channels and changes in the partner commission agreements.

Events, travel and venue

Events, travel and venue expense decreased by approximately $3.7 million or 59 percent to $2.6 million for the three month period ended March 31, 2009, when compared to the same period in 2008, primarily due to decreased numbers of events and continuing efforts to fulfill more Investor Education segment products and services online.

Technology and telecommunications

Technology and telecommunication expenses increased $0.5 million or 8 percent to $6.7 million for the three month period ended March 31, 2009, when compared to the same period in 2008. The increase is primarily due to higher market data costs, telecommunication costs and in the costs associated with supporting and maintaining the trading platforms, websites and other technologies utilized in serving our growing brokerage services customer base.

Depreciation and amortization

Depreciation and amortization increased $0.3 million or 5 percent to $6.2 million for the three month period ended March 31, 2009, when compared to the same period in 2008, primarily due to an increase in software amortization.

Other

Other expenses increased $1.9 million or 35 percent to $7.2 million for the three month period ended March 31, 2009, when compared to the same period in 2008. This increase is primarily due to a combination of $2.8 million in legal related costs, partially offset by a decrease in credit card fees correlated to the decline in sales transaction volume from the Investor Education segment and an increase in the reversal of accrued sales tax expense.

Interest Income

Interest income for the three month period ended March 31, 2009, when compared to the same period in 2008 decreased by $0.4 million due to the decline in interest rates during the intervening year.

Interest Expense

Interest expense decreased by $2.7 million or 66 percent to $1.4 million for the three month period ended March 31, 2009, when compared to the same period in 2008, primarily due to less interest incurred on notes payable resulting from decreased principal balances, reductions in interest rates, and the interest expense effect associated with changes in the fair value of the interest rate swap. The principal balances decreased due to scheduled principal payments, and a $5.6 million voluntary prepayment in the second quarter of 2008. The effect on interest expense from changes in the fair value of the interest rate swap was a decrease of $0.3 million for the quarter ended March 31, 2009, and an increase of $1.4 million for the quarter ended March 31, 2008.

Income Taxes

During the three month period ended March 31, 2009, income tax expense of approximately $3.5 million was recorded and was based on a review of our overall effective tax rate applied to operations throughout the quarter.  Certain discrete items are separately recognized in the quarter during which they occur and can be a source of variability from quarter to quarter.

During the three month period ended March 31, 2008, income tax expense of approximately $2.5 million was recorded and was based on a review of the overall effective tax rate applied to operations throughout the quarter.  During this quarter the utilization of net operating losses and associated valuation allowance reductions were considered in estimating our annual effective rate.  Additionally, part of the tax expense was due to the utilization of net operating losses associated with a prior acquisition that had a valuation allowance established in purchase accounting.  Subsequent recognition and usage of these net operating losses in the first quarter of 2008 resulted in a decrease to goodwill for the reversal of the valuation allowance and an offsetting increase in income tax expense of $0.4 million.

Liquidity

Cash Flows

At March 31, 2009, our principal sources of liquidity consisted of $74.1 million of cash and cash equivalents, as compared to $82.6 million of cash and cash equivalents at December 31, 2008.

Net cash provided by operating activities was $13.5 million for the three months ended March 31, 2009, compared to $7.9 million for the three months ended March 31, 2008. Net income for the first three months of 2009 was $4.7 million, compared to a net income of $11.5 million for the same period of 2008. The change in net cash provided by operating activities was also impacted by a $1.7 million decrease in change in fair value of the swap and a $6.2 million decrease from the change in accounts receivable.  However, these cash flow decreases were offset by $8.2 million increase in operating cash flow resulting from the change to deferred revenue balances, along with $5.7 million in cash flow increases attributable to the change in accrued payroll and $5.3 million in other liabilities.

At March 31, 2009, net working capital increased by $0.7 million to $52.4 million, compared to $51.7 million at December 31, 2008, after excluding the change in the current portion of deferred revenue which is substantially a non-cash liability. The primary reasons for the increase in net working capital was a decrease in notes payable of $10.4 million and a $3.2 million increase in accounts receivable balances, offset by an $8.4 million decrease in cash and cash equivalents and $6.0 million increase in accrued liabilities.

At March 31, 2009, we had notes payable of $74.0 million compared to $94.4 million at December 31, 2008. During the three months ended March 31, 2009 we made a principal prepayment of $10.4 million pursuant to the terms of the credit agreement, compared to no voluntary prepayment in the same period in 2008. The principal payments made during the three months ended March 31, 2009 totaled $20.4 million.

We expect to continue to use our liquid assets to invest in our infrastructure and fund our operations.

Credit Agreement with JPMorgan

In connection with the merger with thinkorswim Holdings, on February 15, 2007 we entered into a Credit Agreement with JPMorgan Chase Bank, N.A. (“JPMorgan”), as administrative agent, and with other lenders from time to time parties thereto.

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

The following table details our known future cash payments (on an undiscounted basis) related to various contractual obligations as of March 31, 2009 (in thousands):

Payments due by period	Capital leases(1)	Operating leases(2)	Data & communication purchase agreements(3)	Notes Payable(4)	Other(5)	Total contractual obligations
2009	$189	$1,538	$3,915	$7,500	$—	$13,142
1-3 Years	106	2,626	1,633	32,000	2,096	38,461
3-5 Years	—	443	—	34,500	—	34,943
More than 5 years	—	—	—	—	—	—
Total Payments	$295	$4,607	$5,548	$74,000	$2,096	$86,546

(1)	Our capital leases include telecommunications equipment. The agreements terminate in 2010.

(2)	Our operating leases include office space and operating facilities. The agreements have termination dates from 2009 until 2012.

(3)	We have supply contracts with various vendors of financial data and communications services providing for minimum monthly commitments. These contracts have termination dates from 2009 to 2010.

(4)

In connection with the note payable outstanding as of March 31, 2009, the interest rate on the term A facility of $24.5 million was 2.27 percent and on the term B facility of $49.5 million was 3.77 percent. Rates are subject to change. The Credit Agreement requires that we enter into, and for a period of not less than three years, beginning March 30, 2007, maintain in effect, one or more hedging agreements, the effect of which is to fix or cap the interest rates applicable to at least 50 percent of the loan amounts. The interest amounts, adjusted for the market value of any hedging agreements, are not included in the table above. At the current interest rates, estimated interest paid would be approximately $6.0 million over the remaining life of the notes payable, without adjustment for the market value of any hedging agreements. In April 2008, we made a $5.6 million voluntary prepayment on our notes payable and in March 2009 we made a $10.4 million prepayment, pursuant to the terms of the credit agreement.

(5)	Unrecognized tax benefits

Critical Accounting Policies

The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. There have been no significant changes to our critical accounting policies during the first three months of 2009 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement SFAS No. 157, “Fair Value Measurements” even when there has been a significant decrease in market activity for the asset being measured. FSP 115-2 and 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, to interim periods. All of these FSPs are effective for interim and annual periods ending after June 15, 2009. We do not believe the adoption of these FSPs will materially impact our Condensed Consolidated Financial Statements.

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

In connection with the merger with thinkorswim Holdings on February 15, 2007, we entered into a credit agreement with JPMorgan Chase Bank wherein we were provided a senior secured variable rate term loan of $125 million to fund a portion of the cash purchase price. On March 30, 2007, we entered into an interest rate swap that fixed approximately half of the loan facility. Based on this outstanding debt obligation, a 1.0% increase in interest rates would increase our annual interest expense and related cash payments by approximately $0.1 million; a decrease of 1.0% in interest rates would decrease our annualized interest expense and related cash payments by approximately $0.1 million. Such potential increases or decreases are based on certain simplified assumptions, including minimum quarterly principal repayments made on variable-rate debt for all maturities and an immediate, across-the-board increase or decrease in the level of interest rates with no other subsequent changes for the remainder of the periods.

thinkorswim, Inc. earns a net interest spread from our outsourced clearing firm on the difference between amounts earned on customer margin loans and amounts paid on customer cash balances. The profitability of our margin lending activities depends to a great extent on the difference between interest income earned on margin loans and investments of customer cash and the interest expense paid on customer cash balances and borrowings through our clearing firms. This difference is highly dependent upon the effective US federal funds rate.  During the three months ended March 31, 2009, the US experienced an unprecedented interest rate environment with the effective federal funds rate averaging 0.19%, compared to 3.17% during the three months ended March 31, 2008.  Based on our interest income during the three months ended March 31, 2009, a 19 basis point decline in the effective federal funds rate (resulting in an effective federal funds rate of 0.00%) would have resulted in a $0.6 million decline in interest income.  Further, during the three months ended March 31, 2009, a 1.0% increase in the effective federal funds rate would have resulted in a $3.5 million increase in interest income.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the three months ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.                          Legal Proceedings

We have been cooperating and intend to continue to cooperate with a non-public inquiry by the SEC relating to representations by certain presenters in certain portions of their presentations at some of our seminars. We have agreed in principle to a settlement which the staff has indicated it will recommend to the Commission. In view of this development, we have accrued $2.5 million in the first quarter of 2009, for a total accrual of $3.0 million, in connection with this matter. There can be no assurance as to whether the offer will be accepted by the commission, whether a definitive settlement agreement of this inquiry will occur or, if a definitive settlement occurs, what the monetary and non-monetary consequences will be for us or our operations.

In January and February 2009, three purported class actions lawsuits were filed on behalf of thinkorswim stockholders related to the TD Ameritrade Merger (See Note 2). We believe the lawsuits to be without merit, and intend to contest the plaintiffs’ claims. There can be no assurance, however, with regard to the outcome of the lawsuits.

We are involved in various other claims, suits, investigations and legal proceedings that arise from time to time in the ordinary course of our business. Additional information regarding legal proceeding can be found under the “Commitments and Contingencies” footnote to the Condensed Consolidated Financial Statements included herein. Although we do not expect that the outcome in any of these other legal proceedings, individually or collectively, will have a material adverse effect on our financial condition or results of operations, litigation is inherently unpredictable. Therefore, we could in the future incur judgments or enter into settlements of claims that could adversely affect our operating results or cash flows in a particular period.

Item 1a.                    Risk Factors

There have been no material changes from risk factors previously disclosed in the registrant’s Form 10-K for fiscal year ended December 31, 2008.  A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008,  to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, regulatory or other factors that could have material adverse effects on our business or future results.

Item 2.                         Unregistered Sales of Equity Securities and Use of Proceeds

(a)        On February, 15, 2007, the Company completed the acquisition of thinkorswim Holdings. As part of the Agreement and Plan of Merger, the Company agreed to issue up to a maximum of 728,608 additional shares of common stock to certain thinkorswim Holdings shareholders in the event the stock’s average trading price fell below $8.75 per share during the twenty-day period prior to certain dates subsequent to the Merger (with an $8.00 floor on such share price). On February 15, 2009, the average trading price fell below the threshold and 117,586 shares of the Company’s common stock were issued to certain former thinkorswim Holdings shareholders in accordance with such Agreement and Plan of Merger. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, to issue such shares of common stock.

(b)         Not applicable.

(c)   The following table provides information with respect to the shares of common stock repurchased by us during the first quarter of fiscal year 2009.

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1, 2009 — January 31, 2009	29,017	(2)	$7.70	—	—
February 1, 2009 — February 28, 2009	—		$—	—	—
March 1, 2009 — March 31, 2009	—		$—	—	—
Total	29,017		$7.70	—	4,850,209

(1)        In June 2008, the board of directors authorized a stock repurchase program under which we can repurchase up to 5.0 million shares of our common stock over a two-year period.

(2)        Represents shares of our common stock that were tendered in satisfaction of tax withholding requirements for vested restricted common stock granted under the 2004 Restricted Stock Plan.

Item 3.                         Defaults upon Senior Securities

None.

Item 4.                         Submission of Matters to a Vote of Security Holders

None.

Item 5.                          Other Information

None.

Item 6.                          Exhibits

(a)   Exhibits:

2.1                               Agreement and Plan of Merger by and among TD AMERITRADE Holding Corporation, Tango Acquisition Corporation One, Tango Acquisition Corporation Two and thinkorswim Group Inc. dated January 8, 2009 (Incorporated by reference from Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 12, 2009)

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

Date: May 8, 2009